Form 10-Q
period 2016-03-31
ALJ REGIONAL HOLDINGS INC
filed 2016-05-16
CIK 1438731

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-37689

ALJ REGIONAL HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	13-4082185
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

244 Madison Avenue, PMB #358

New York, NY 10016

(Address of principal executive offices, Zip code)

(212) 883-0083

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of common stock, $0.01 par value per share, outstanding as of May 12, 2016 was 34,953,212.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes statements regarding our assumptions, projections, expectations, targets, intentions or beliefs about future events or other statements that are not historical facts. Words or phrases such as “anticipates,” “may,” “will,” “should,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “targets,” “will likely result,” “will continue” or similar expressions are intended to identify forward-looking statements. These forward-looking statements are based on current assumptions and predictions and are subject to numerous risks and uncertainties. Actual results or events could differ materially from those set forth or implied by such forward-looking statements and related assumptions due to certain factors, including, without limitation, the risks set forth under the caption “Risk Factors” below.

Any forward-looking statements included in this Form 10-Q are made as of the date hereof, based on information available to us as of the date hereof, and, we assume no obligation to update any forward-looking statements.

ALJ REGIONAL HOLDINGS, INC

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2016

PART I. FINANCIAL INFORMATION

Item 1 - Financial Statements

ALJ REGIONAL HOLDINGS, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2016	September 30, 2015
	(unaudited)	*
ASSETS
Current assets:
Cash and cash equivalents	$6,124,410	$5,103,462
Accounts receivable, net	39,403,131	35,077,531
Inventories, net	6,566,294	6,173,177
Current portion of collateral deposits	—	2,000,000
Prepaid expenses and other current assets	4,161,439	3,666,463
Assets held for sale	—	688,106

Total current assets	56,255,274	52,708,739

Property, plant and equipment	47,642,438	50,259,549
Goodwill	52,522,675	52,522,675
Intangible assets, net	39,400,482	41,344,237
Deferred loan costs, net	3,512,484	3,674,816
Collateral deposits, less current portion	2,178,812	2,000,000
Other assets	2,099,062	391,952

Total assets	$203,611,227	$202,901,968

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,112,505	$7,345,990
Accrued expenses	9,900,746	10,453,749
Income taxes payable	1,233,355	800,135
Deferred revenue and customer deposits	2,747,862	1,453,516
Current portion of term loans	7,875,000	7,875,000
Current portion of capital lease obligations	1,134,551	830,368
Current portion of workers’ compensation reserve	968,668	1,026,868
Other current liabilities	986,893	470,934

Total current liabilities	31,959,580	30,256,560

Line of credit	2,537,380	21,411
Term loan payable, less current portion	91,218,750	95,156,250
Workers’ compensation reserve, less current portion	1,869,979	1,984,866
Capital lease obligations, less current portion	1,148,713	1,107,615
Deferred tax liability	7,727,023	8,179,901
Other non-current liabilities	1,913,944	1,809,266

Total liabilities	138,375,369	138,515,869

Commitments and contingencies (Note 7)

Stockholders’ equity:

Preferred stock, $0.01 par value; total authorized – 5,000,000 shares; 1,000,000 shares authorized for Series A; 550,000 shares authorized for Series B; none issued and outstanding as of March 31, 2016 and September 30, 2015	—	—
Common stock, $0.01 par value; authorized – 100,000,000 shares; 35,003,212 issued and outstanding at March 31, 2016; 35,088,666 issued and 35,019,732 outstanding at September 30, 2015	350,032	350,886
Additional paid-in capital	271,812,229	271,999,851
Accumulated deficit	(206,926,403)	(207,693,608)
Treasury stock – 68,934 shares at September 30, 2015, at cost	—	(271,030)

Total stockholders’ equity	65,235,858	64,386,099

Total liabilities and stockholders’ equity	$203,611,227	$202,901,968

*	Amounts derived from the audited financial statements for the year ended September 30, 2015.

See accompanying notes to condensed consolidated financial statements

ALJ REGIONAL HOLDINGS, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015

Net revenue	$66,278,981	$53,187,719	$131,076,029	$103,052,340

Costs and expenses:
Cost of revenue	51,131,582	42,776,894	100,894,450	82,052,057
Selling, general, and administrative expense	12,370,599	7,734,997	24,835,928	14,884,014
(Gain) loss on disposal of assets, net	(119,000)	90,000	(119,000)	90,000

Total operating expenses	63,383,181	50,601,891	125,611,378	97,026,071

Operating income	2,895,800	2,585,828	5,464,651	6,026,269

Other expense
Interest expense	(2,344,185)	(227,930)	(4,525,648)	(457,053)

Total other expense	(2,344,185)	(227,930)	(4,525,648)	(457,053)

Income before income taxes	551,615	2,357,898	939,003	5,569,216
Provision for income taxes	(108,484)	(347,386)	(171,798)	(571,649)

Net income	443,131	2,010,512	767,205	4,997,567
Net income attributable to non-controlling interest	—	(72,032)	—	(175,891)

Net income attributable to ALJ	$443,131	$1,938,480	$767,205	$4,821,676

Basic earnings per share of common stock	$0.01	$0.06	$0.02	$0.15

Diluted earnings per share of common stock	$0.01	$0.06	$0.02	$0.14

Weighted average shares of common stock outstanding:
Basic	35,003,212	32,221,847	35,003,212	32,221,847

Diluted	36,146,687	34,663,513	36,181,686	34,659,347

See accompanying notes to condensed consolidated financial statements

ALJ REGIONAL HOLDINGS, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended March 31,
	2016	2015
Operating activities
Net income	$767,205	$4,997,567
Adjustments to reconcile net income to cash provided (used) by operating activities:
Depreciation and amortization	6,327,492	3,090,611
Stock-based compensation expense	425,349	72,600
Provision for bad debts	155,011	—
Deferred income taxes	(452,878)	—
(Gain) loss on disposal of assets, net	(119,000)	90,000
Amortization of deferred loan costs	499,370	20,099
Changes in operating assets and liabilities:
Accounts receivable, net	(4,480,611)	(6,941,031)
Inventories, net	(393,117)	(1,259,330)
Collateral deposits	1,821,188	(123,812)
Prepaid expenses and other current assets	636,279	(1,040,663)
Deferred loan costs, net	(337,038)	—
Other assets	(1,707,110)	43,322
Accounts payable	(233,485)	(818,810)
Accrued expenses	(778,003)	(669,748)
Income tax payable	433,220	119,190
Deferred revenue and customer deposits	1,294,346	(1,055,943)
Workers’ compensation reserve	(173,087)	46,215
Other current liabilities	(75,671)	646,199
Other liabilities	104,678	(26,587)

Cash provided (used) by operating activities	3,714,138	(2,810,121)

Investing activities
Proceeds from sale of assets	909,886	60,000
Capital expenditures	(1,004,672)	(4,178,643)

Cash used by investing activities	(94,786)	(4,118,643)

Financing activities
Net proceeds on line of credit	2,515,969	2,167,958
Payments on term loan	(3,937,500)	—
Repurchase of common stock	(117,795)	(88,469)
Payments on financed insurance premiums	(539,625)	—
Payments on notes payable	—	(2,351,789)
Net proceeds from stock option exercise	—	800,000
Payments on capital leases	(519,453)	(172,240)

Cash (used) provided by financing activities	(2,598,404)	355,460

Change in cash and cash equivalents	1,020,948	(6,573,304)

Cash and cash equivalents at beginning of period	5,103,462	10,078,301

Cash and cash equivalents at end of period	$6,124,410	$3,504,997

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Taxes	$191,456	$452,459

Interest	$4,376,319	$462,901

Non-cash investing and financing activities:
Capital equipment purchases financed with capital leases	$864,734	$2,470,623

Financed insurance premiums	$1,131,255	$—

See accompanying notes to condensed consolidated financial statements

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Basis of Presentation

Organization

ALJ Regional Holdings, Inc. (including subsidiaries, referred to collectively in this Report as “ALJ,” and “Company”) is a holding company. ALJ’s primary assets as of March 31, 2016, were all of the outstanding capital stock of the following companies:

•	Faneuil, Inc. (including its subsidiaries, “Faneuil”). Faneuil is a leading provider of call center services, back office operations, staffing services, and toll collection services to government and regulated commercial clients across the United States, focusing on the healthcare, utility, toll and transportation industries. Faneuil is headquartered in Hampton, Virginia. ALJ acquired Faneuil effective October 19, 2013.

•	Floors-N-More, LLC, dba, Carpets N’ More (“Carpets”). Carpets is one of the largest floor covering retailers in Las Vegas, Nevada, and a provider of multiple products for the commercial, retail and home builder markets including all types of flooring, countertops, cabinets, window coverings and garage/closet organizers, with five retail locations, as well as a stone and solid surface fabrication facility. ALJ acquired Carpets effective April 1, 2014.

•	Phoenix Color Corp. (including its subsidiaries, “Phoenix”). Phoenix is a leading manufacturer of book components, educational materials and related products producing value-added components, heavily illustrated books and specialty commercial products using a broad spectrum of materials and decorative technologies. Phoenix is headquartered in Hagerstown, Maryland. ALJ acquired Phoenix effective August 9, 2015.

ALJ has organized its business and corporate structure along the following business segments: Faneuil, Carpets, and Phoenix. ALJ is being reported as corporate overhead.

Basis of Presentation

The interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP, for interim financial information and with the instructions to the Securities and Exchange Commission, or SEC, Form 10-Q and Article 10 of SEC Regulation S-X. They do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with ALJ’s audited financial statements and notes thereto for the year ended September 30, 2015, filed with the Securities and Exchange Commission on February 2, 2016.

The Company has made estimates and judgments affecting the amounts reported in its condensed consolidated financial statements and the accompanying notes. Significant estimates and assumptions by management are used for, but are not limited to, determining the fair value of assets and liabilities, including intangible assets acquired and allocation of purchase price, useful lives, carrying value and recoverability of long-lived and intangible assets, the recoverability of goodwill, the realizability of deferred tax assets, stock-based compensation, the allowance for doubtful accounts and inventory reserves, and calculation of insurance reserves. Actual results may differ materially from estimates. The interim financial information is unaudited but reflects all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly ALJ’s results of operations and financial position for the interim period. The results of operations for the three or six months ended March 31, 2016, are not necessarily indicative of the results expected for future quarters or the full year.

For a complete summary of ALJ’s significant accounting policies, please refer to Note 2, “Nature of Operations and Summary of Significant Accounting Policies,” included with ALJ’s audited financial statements and notes thereto for the year ended September 30, 2015, filed with the Securities and Exchange Commission on February 2, 2016. There have been no material changes to significant accounting policies during the six months ended March 31, 2016.

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. Recent Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09 “Revenue from Contracts with Customers,” (“ASU 2014-09”). ASU 2014-09 supersedes the revenue recognition requirements in FASB Accounting Standards Codification (“ASC”) topic “Revenue Recognition (Topic 605)” and creates a new ASC topic “Revenue from Contracts with a Customer (Topic 606).” This guidance requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. As currently issued and amended, ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, though early adoption is permitted for annual reporting periods beginning after December 15, 2016. Management is currently evaluating the effect that ASU 2014-09 will have on the Company’s consolidated financial statements and related disclosures.

In February 2015, the FASB issued ASU 2015-02 “Consolidation (Topic 810): Amendments to the Consolidation Analysis,” (“ASU 2015-02”). ASU 2015-02 changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. It is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. Management does not believe the adoption of ASU 2015-02 will have a material effect on the Company’s consolidated financial statements and related disclosures.

In April 2015, the FASB issued ASU 2015-03 “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs,” (“ASU 2015-03”). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. For public business entities, the guidance is effective for annual and interim periods beginning after December 15, 2015. The Company is currently evaluating the impact of ASU 2015-03 and its impact on its consolidated financial statements and related disclosures.

In September 2015, the FASB issued ASU 2015-16, “Business Combinations,” (“ASU 2015-16”). ASU 2015-16 simplifies the accounting for measurement-period adjustments by eliminating the requirement to restate prior period financial statements for measurement period adjustments. The new guidance requires the cumulative impact of measurement period adjustments, including the impact on prior periods, to be recognized in the reporting period in which the adjustment is identified. ASU 2015-16 is effective for public companies for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for any interim and annual financial statements that have not yet been issued. The Company is currently evaluating the impact of ASU 2015-03 and its impact on its consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02, “Leases” (“ASU 2016-02”). ASU 2016-02 requires companies to generally recognize on the balance sheet operating and financing lease liabilities and corresponding right-of-use assets. ASU 2016-02 is effective for ALJ in the first quarter of fiscal 2020 on a modified retrospective basis; earlier adoption is permitted. The Company is currently evaluating the impact of ASU 2016-02 and its impact on its consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU “Compensation – Stock Compensation,” (“ASU 2016-09”). ASU 2016-09 simplifies the accounting for share-based payment transactions. Included in the update are modifications to the accounting for income taxes upon vesting or settlement of awards, employer tax withholding on shared-based compensation, forfeitures, and financial statement presentation of excess tax benefits. This standard is effective for ALJ in the first quarter of fiscal 2018; early adoption is permitted. The Company is currently evaluating the impact of ASU 2016-09 and its impact on its consolidated financial statements and related disclosures.

3. Concentration Risks

Cash

The Company maintains its cash balances in accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes there is little or no exposure to any significant credit risk.

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Major Customers and Accounts Receivable

ALJ had customers that represented more than 10% of consolidated revenues as follows:

	Three Months Ended March 31,			Six Months Ended March 31,
	2016		2015	2016		2015
Customer A	18.5%		24.0%	18.8%		24.9%
Customer B		^^	16.3		^^	12.3
Customer C		^^	10.5		^^	12.3

^^	Less than 10% of consolidated net revenues.

Additionally, each of ALJ’s segments had customers that represent more than 10% of their respective revenues as described below.

Faneuil. The percentage of revenues derived from significant customers was as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
Customer A	36.2%	30.2%	36.4%	30.9%
Customer B	15.2	20.5	15.4	15.2
Customer C	10.3	13.2	11.0	15.3

Trade receivables from these customers totaled $12.8 million on March 31, 2016. As of March 31, 2016, all Faneuil accounts receivable were unsecured. The risk with respect to accounts receivable is mitigated by credit evaluations performed on customers and the short duration of payment terms extended to customers.

Carpets. The percentage of revenues derived from significant customers was as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
Customer A	39.8%	22.4%	30.9%	22.0%
Customer B	14.5	27.2	24.3	28.2

Trade receivables from these customers totaled $1.4 million on March 31, 2016. As of March 31, 2016, all Carpets accounts receivable were unsecured. The risk with respect to accounts receivable is mitigated by credit evaluations performed on customers and the short duration of payment terms extended to customers.

Phoenix. The percentage of net revenues derived from significant customers was as follows:

	Three Months Ended March 31, 2016	Six Months Ended March 31, 2016
Customer A	20.2%	22.0%
Customer B	15.4	11.1
Customer C	11.3		**

**	Less than 10%

Trade receivables from these customers totaled $4.4 million on March 31, 2016. As of March 31, 2016, all Phoenix accounts receivable were unsecured. The risk with respect to accounts receivable is mitigated by credit evaluations performed on customers and the short duration of payment terms extended to customers.

Supplier Risk

ALJ did not have any suppliers that represented more than 10% of consolidated inventory purchases. However, two of ALJ’s segments had suppliers that represented more than 10% of their respective inventory purchases as described below.

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Carpets. The percentage of inventory purchases from significant suppliers was as follows:

	Three Months Ended March 31,				Six Months Ended March 31,
	2016		2015		2016		2015
Supplier A	15.1%			**	14.3%			**
Supplier B		**	10.8%		12.1		14.6%
Supplier C		**		**		**	10.8

**	Less than 10%

If these suppliers were unable to provide materials on a timely basis, Carpets management believes alternative suppliers could provide the required materials with minimal disruption to the business.

Phoenix. The percentage of inventory purchases from significant suppliers was as follows:

	Three Months Ended March 31, 2016	Six Months Ended March 31, 2016
Supplier A	30.9%	30.5%
Supplier B	16.1	11.5
Supplier C	11.9	13.2

If these suppliers were unable to provide materials on a timely basis, Phoenix management believes alternative suppliers could provide the required supplies with minimal disruption to the business.

4. Composition of Certain Financial Statement Captions

Accounts Receivable, Net

The following table summarizes accounts receivable at the end of each reporting period:

	March 31, 2016	September 30, 2015

Accounts receivable	$37,913,401	$34,812,842
Unbilled receivables	1,804,470	578,427

	39,717,871	35,391,269
Less: Allowance for doubtful accounts	(314,740)	(313,738)

	$39,403,131	$35,077,531

As of March 31, 2016, Faneuil had a past due receivable in the amount of $4.0 million from one customer. The Company has been working closely with the customer to bring the account current while continuing the business relationship and believes the receivable will be collected in full. The Company has included an appropriate amount in the allowance for doubtful accounts to cover any additional costs of collection, if any.

Inventories, Net

The following table summarizes inventories at the end of each reporting period:

	March 31, 2016	September 30, 2015

Raw materials and scrap	$2,878,670	$2,569,100
Semi-finished goods/Work in process	2,084,182	1,942,308
Finished goods	1,775,965	1,905,316

	6,738,817	6,416,724
Less: Allowance for obsolete inventory	(172,523)	(243,547)

	$6,566,294	$6,173,177

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Property, Plant and Equipment

The following table summarizes property, plant and equipment at the end of each reporting period:

	March 31, 2016	September 30, 2015

Computer and office equipment	$6,977,697	$6,849,727
Software	6,401,626	5,595,439
Furniture and fixtures	2,873,631	2,547,694
Leasehold improvements	5,519,883	4,318,182
Construction in process	7,135	1,260,915
Vehicles	72,707	73,664
Land	9,166,575	9,166,575
Building and improvements	15,133,996	15,033,018
Machinery and equipment	13,596,497	13,161,043

	59,749,747	58,006,257
Less: Accumulated depreciation and amortization	(12,107,309)	(7,746,708)

	$47,642,438	$50,259,549

Property, plant and equipment depreciation and amortization expense was $2,225,440 and $1,203,319 for the three months ended March 31, 2016 and 2015, respectively, and $4,383,737 and $2,176,608 for the six months ended March 31, 2016 and 2015, respectively.

Goodwill

The following table summarizes goodwill by reportable segment at the end of each reporting period:

	March 31, 2016	September 30, 2015

Faneuil	$19,728,840	$19,728,840
Carpets	2,554,835	2,554,835
Phoenix	30,239,000	30,239,000

	$52,522,675	$52,522,675

Intangible Assets

The following table summarizes identified intangible assets at the end of each reporting period:

	March 31, 2016			September 30, 2015
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net

Customer relationships	$30,480,000	$(3,581,161)	$26,898,839	$30,480,000	$(2,320,241)	$28,159,759
Trade names	10,630,000	(485,853)	10,144,147	10,630,000	(289,016)	10,340,984
Internal software	580,014	(236,994)	343,020	580,014	(188,660)	391,354
Non-compete agreements	3,070,000	(1,055,524)	2,014,476	3,070,000	(617,860)	2,452,140

	$44,760,014	$(5,359,532)	$39,400,482	$44,760,014	$(3,415,777)	$41,344,237

Intangible asset amortization expense was $971,877 and $457,002 for the three months ended March 31, 2016 and 2015, respectively, and $1,943,755 and $914,003 for the six months ended March 31, 2016 and 2015, respectively.

The following table presents expected future amortization expense for the remainder of 2016 and yearly thereafter:

Estimated Future Amortization
2016	$1,943,747
2017	3,846,677
2018	3,573,495
2019	3,193,178
2020	2,920,189
Thereafter	23,923,196

$39,400,482

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Accrued Liabilities

The following table summarizes accrued liabilities at the end of each reporting period:

	March 31, 2016	September 30, 2015

Accrued compensation and related taxes	$5,823,425	$6,713,245
Rebates payable	1,028,205	1,444,065
Medical and benefit-related expense payables	569,715	769,903
Interest payable	664,907	655,840
Deferred rent	121,922	136,382
Other	1,692,572	734,314

	$9,900,746	$10,453,749

Workers’ Compensation Reserve

Faneuil. Faneuil is self-insured for workers’ compensation claims up to $250,000 per incident, and maintains insurance coverage for costs above the specified limit. Faneuil is self-insured for health insurance claims up to $150,000 per incident, and maintains insurance coverage for costs above the specified limit. Reserves have been provided for workers’ compensation and health claims based upon insurance coverages, third party actuarial analysis, and management’s judgment.

Carpets. Carpets maintains outside insurance for workers’ compensation claims.

Phoenix. Before the acquisition of Phoenix by ALJ, Phoenix was self-insured for workers’ compensation under their parent company for claims up to $500,000 per incident, and maintains coverage for costs above the specified limit. After the acquisition, Phoenix changed to a fully insured plan.

5. Earnings Per Share

ALJ computed basic and diluted earnings per common share for each period as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015

Net income attributable to ALJ	$443,131	$1,938,480	$767,205	$4,821,676
Weighted average shares of common stock outstanding - basic	35,003,212	32,221,847	35,003,212	32,221,847
Potentially dilutive effect of options to purchase common stock	1,143,475	2,441,666	1,178,474	2,437,500

Weighted average shares of common stock outstanding – diluted	36,146,687	34,663,513	36,181,686	34,659,347

Basic earnings per share of common stock	$0.01	$0.06	$0.02	$0.15

Diluted earnings per share of common stock	$0.01	$0.06	$0.02	$0.14

ALJ computed basic earnings per share of common stock using net income attributable to ALJ divided by the weighted average number of shares of common stock outstanding during the period. ALJ computed diluted earnings per share of common stock using net income attributable to ALJ divided by the weighted average number of shares of common stock outstanding plus potentially dilutive shares of common stock outstanding during the period. Potentially dilutive shares issuable upon exercise of options to purchase common stock were determined by applying the treasury stock method to the assumed exercise of outstanding stock options.

6. Debt

Term Loan and Line of Credit

Effective August 14, 2015, ALJ entered into a financing agreement (“Agreement”) with Cerberus Business Finance, LLC (“Cerberus”), to borrow $105 million in a term loan (“Cerberus Term Loan”) and have available up to $30

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

million in a revolver (“Cerberus/PNC Revolver”), collectively (“Cerberus Debt”). The proceeds were used to fund the acquisition of Phoenix, to refinance the outstanding debt of ALJ, Faneuil and Carpets, and to provide working capital facilities to all three of ALJ’s subsidiaries and ALJ.

During the six months ended March 31, 2016, the Cerberus Term Loan accrued interest at an annual interest rate of 7.5%. Interest payments are due in arrears on the first day of each month. Quarterly principal payments of approximately $2.0 million are due on the last day of each fiscal quarter beginning September 30, 2015. Annual principal payments equal to 75% of ALJ’s excess cash flow, as defined in the Agreement, are due beginning September 30, 2016. A final balloon payment is due at maturity, August 14, 2020. There is a prepayment penalty equal to 3%, 2% and 1% of any amounts prepaid within the first, second and third years of the loan, respectively. ALJ may make a one-time payment against the loan with no penalty up to $10 million. As of March 31, 2016, ALJ’s balance on the outstanding term loan to Cerberus was $99.1 million.

During the six months ended March 31, 2016, the Cerberus/PNC Revolver accrued interest on the outstanding balance at an annual interest rate of 7.5%. Interest payments are due in arrears on the first day of each month. ALJ has the option to prepay (and re-borrow) the outstanding balance of the Cerberus/PNC Revolver, without penalty. Each subsidiary has the ability to borrow under the revolver (up to $30.0 million in the aggregate for all subsidiaries combined) but limited to 85% of eligible receivables. The Cerberus/PNC Revolver carries an unused fee of 0.5%. Additionally, the Cerberus/PNC Revolver provides for a sublimit for letters of credit up to $15.0 million. Faneuil had a $2.2 million letter of credit under the agreement as of March 31, 2016. The Cerberus/PNC Revolver has a final maturity date of August 14, 2020. As of March 31, 2016, ALJ’s balance on the outstanding line of credit was $2.5 million.

The Cerberus Debt is secured by substantially all the Company’s assets. The Cerberus Debt includes certain limitations including the Company’s ability to incur debt, grant liens, initiate certain investments, declare dividends, and dispose of assets. The Cerberus Debt also requires ALJ to comply with debt covenants. As of March 31, 2016, ALJ was in compliance with all debt covenants and had unused borrowing capacity of $17.7 million.

Capital Lease Obligations

Faneuil leases equipment under non-cancelable capital leases. As of March 31, 2016, future minimum payments under non-cancelable capital leases with initial or remaining terms of one year or more are as follows:

Year Ending March 31,	Estimated Future Payments
2017	$1,196,862
2018	1,006,891
2019	168,195

Total minimum required payments	2,371,948

Less: current portion of capital lease obligations	(1,134,551)
Less: imputed interest	(88,684)

Capital lease obligations, less current portion	$1,148,713

7. Commitments and Contingencies

Operating Leases

The Company leases real estate, equipment, and vehicles under noncancellable operating leases. As of March 31, 2016, future minimum rental commitments under noncancellable leases were as follows:

Year Ending March 31,	Future Minimum Lease Payments
2017	$3,798,515
2018	3,334,391
2019	1,927,117
2020	1,252,135
2021	819,676
Thereafter	151,927

$11,283,761

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Employment Agreements

ALJ maintains employment agreements with certain key executive officers that provide for a base salary and annual bonus to be determined by the Board of Directors. The agreements also provide for termination payments, which includes base salary and performance bonus, stock options, non-competition provisions, and other terms and conditions of employment. As of March 31, 2016, termination payments related to base salary totaled $1,252,500.

Surety Bonds

As part of Faneuil’s normal course of operations, certain customers require surety bonds guaranteeing the performance of a contract. As of March 31, 2016, the face value of such surety bonds, which represents the maximum cash payments that Faneuil would have to make under certain circumstances of non-performance, was $20,669,790. To date, Faneuil has not made any non-performance payments.

Litigation, Claims, and Assessments

As of March 31, 2016, Faneuil is a defendant in actions for matters arising out of normal business operations. Faneuil is also named as a defendant in a proposed class action filed in the United States District Court for the Eastern District of Virginia. The case, styled Brown, et al., v. Transurban USA, Inc., et al., was filed on April 15, 2015. Faneuil’s outside counsel estimated that the maximum exposure was $90,000. As such, Faneuil accrued $90,000 during the six months ended March 31, 2016.

From time to time the Company is involved in general legal matters. In the opinion of management, any potential matters involve such amounts that unfavorable disposition would not have a material adverse effect on the financial position or results of operations of the Company.

Environmental Matters

The operations of Phoenix are subject to various laws and related regulations governing environmental matters. Under such laws, an owner or lessee of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances located on or in, or emanating from, such property, as well as investigation of property damage. Phoenix incurs ongoing expenses associated with the performance of appropriate monitoring and remediation at certain of its locations.

8. Equity

Common Stock Activity during the Six Months Ended March 31, 2016

ALJ repurchased 16,520 shares of ALJ common stock at an average price of $3.90 per share.

ALJ retired 85,454 shares of common stock.

Common Stock Activity during the Six Months Ended March 31, 2015

ALJ issued 2,000,000 shares of common stock upon the exercise of employee stock options.

ALJ repurchased 24,000 shares of common stock at an average price of $3.69 per share.

ALJ retired 113,627 shares of common stock.

Equity Incentive Plans

ALJ’s equity incentive plans are broad-based, long-term programs intended to attract and retain talented employees and align stockholder and employee interests.

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Stock-Based Compensation.

The following table sets forth the total stock-based compensation expense included in ALJ’s Statements of Income:

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
Stock options	$101,947	$36,300	$200,349	$72,600
Restricted stock	225,000	—	225,000	—

Total stock-based compensation expense	$326,947	$36,300	$425,349	$72,600

At March 31, 2016, ALJ had approximately $882,975 of total unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of approximately 2.35 years.

Stock Option Awards. ALJ had no stock option awards during the six months ended March 31, 2016.

The “intrinsic value” of options is the excess of the value of ALJ stock over the exercise price of such options. The total intrinsic value of options outstanding (of which all are vested or expected to vest) was approximately $5,028,900 at March 31, 2016.

Restricted Stock Awards. In December 2015, ALJ’s board of directors approved a director compensation package that included an annual restricted stock award (“RSA”) with a value of $40,000 for each outside director. Additionally the Board of Directors approved an RSA for ALJ’s Executive Chairman with a value of $100,000. The total value of the RSAs, which will be paid on June 30, 2016, is $300,000. In connection with the RSAs, ALJ recorded stock-based compensation of $225,000 which is included in accrued expenses at March 31, 2016.

9. Related-Party Transactions

Harland Clarke Holdings Corp. (“Harland Clarke”), a stockholder who owns ALJ shares in excess of five percent, has contracted with Faneuil to provide call center services to support Harland Clarke’s banking-related products and managed print services. Faneuil recognized revenue from Harland Clarke totaling $333,684 and $668,008 for the three months ended March 31, 2016 and 2015, respectively, and $770,943 and $1,460,954 for the six months ended March 31, 2016 and 2015, respectively. Total accounts receivable from Harland Clarke at March 31, 2016 was $191,306.

10. Reportable Segments and Geographic Information

Reportable Segments

As discussed in Note 1, ALJ has organized its business along three reportable segments (Faneuil, Carpets, and Phoenix) together with a corporate group for certain support services. ALJ’s operations are aligned on the basis of products, services, and industry. The Chief Operating Decision Maker (“CODM”) is ALJ’s Executive Chairman. The CODM allocates resources to and assesses the performance of each operating segment using information about its net revenue and operating income. The CODM does not evaluate operating segments using discrete asset information. The accounting policies for segment reporting are the same as for ALJ as a whole.

Net revenue and operating income by reportable segment for each period were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015

Net Revenue:
Faneuil	$33,941,169	$42,357,526	$67,744,518	$83,095,901
Carpets	11,372,485	10,830,193	23,088,546	19,956,439
Phoenix	20,965,327	—	40,242,965	—

Consolidated net revenues	$66,278,981	$53,187,719	$131,076,029	$103,052,340

Operating Income (Loss):
Faneuil	$844,349	$2,849,454	$2,148,830	$6,963,858
Carpets	(120,861)	24,759	(358,116)	(288,005)
Phoenix	3,412,376	—	6,076,841	—
ALJ	(1,240,064)	(288,385)	(2,402,904)	(649,584)

Consolidated operating income	$2,895,800	$2,585,828	$5,464,651	$6,026,269

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Geographic Information

Substantially all assets were located in the United States. Substantially all revenue was earned in the United States.

11. Subsequent Events

On May 6, 2016, ALJ, ALJ’s Executive Chairman, Mr. Ravich, and three other directors, Mr. Reisch, Ms. Hernandez, and Mr. Scheel purchased 500,000, 350,000, 100,000, 50,000 and 50,000 shares, respectively, from an existing shareholder for $3.89 per share. ALJ retired 500,000 shares on May 11, 2016.

On May 9, 2016, ALJ completed its registration of securities with the Securities and Exchange Commission and was approved for listing on NASDAQ effective May 11, 2016. ALJ incurred approximately $1.0 million in expenses associated with the listing.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

•	Overview. Discussion of our business and overall analysis of financial and other highlights affecting us to provide context for the remainder of MD&A.

•	Results of Operations. An analysis of our financial results comparing the three and six months ended March 31, 2016 to the three and six months ended March 31, 2015.

•	Liquidity and Capital Resources. An analysis of changes in our cash flows and discussion of our financial condition and liquidity.

•	Contractual Obligations. Discussion of our contractual obligations as of March 31, 2016.

•	Critical Accounting Policies and Estimates. This section provides a discussion of the significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.

The following discussion should be read in conjunction with our consolidated financial statements and accompanying notes included in “Part I, Item 1 – Financial Statements.” The following discussion contains a number of forward-looking statements that involve a number of risks and uncertainties. Words such as “anticipates,” “expects,” “intends,” “goals,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “may,” “will,” “should,” and variations of such words and similar expressions are intended to identify such forward-looking statements. Such statements are based on our current expectations and could be affected by the risk and uncertainties described in “Item 1A - “Risk Factors.” Our actual results may differ materially.

Overview

ALJ Regional Holdings, Inc. (“ALJ,” or “we”) is a holding company that operates Faneuil, Inc., or Faneuil, Floors-N-More, LLC, dba Carpets N’ More, or Carpets, and Phoenix Color Corp., or Phoenix. With several members of senior management and our Board of Directors coming from long careers in the professional service industry, ALJ is focused on acquiring and operating exceptional customer service-based businesses.

During the six months ended March 31, 2016, each of our subsidiaries either secured or extended long-term contracts with significant customers to provide additional products and services. We have focused our efforts on increasing our backlog with each of our subsidiaries as we continue to build for the future. Additionally, we have increased our sales efforts at each of our subsidiaries, and have leveraged our existing core competencies into new products and services for existing customers and different vertical markets. As a result, each of our subsidiaries have built substantial sales pipelines in our core businesses and new markets.

We continue to see our business evolve as we execute our strategy of buying attractively-valued companies, such as our acquisition of Phoenix during the year ended September 30, 2015. In analyzing the financial impact of any potential acquisition, we focus on earnings, operating margin, cash flow and return on invested capital targets. We hire successful and experienced management teams to run each of our operating companies and incentivize them to drive higher profits. We are focused on increasing our revenues at each of our operating subsidiaries by investing in sales and marketing and expanding into new products and markets, while continually examining our cost structures to drive higher profits.

On May 11, 2016, our stock began trading on the NASDAQ market under the ticker symbol “ALJJ.” We believe our investment, which included approximately $1.0 million in expenses, of which $0.7 million are non-recurring, to uplist our stock will provide greater liquidity for our investors and allow us to better leverage our stock for future acquisitions.

Results of Operations

Effective October 18, 2013, ALJ acquired substantially all of the capital stock of Faneuil. Effective April 1, 2014, ALJ acquired all of the limited liability company interests of Carpets. Effective August 9, 2015, ALJ acquired all of the capital stock of Phoenix. ALJ included the results of operations in its consolidated financial statements for Faneuil since October 19, 2013, for Carpets since April 1, 2014, and for Phoenix since August 9, 2015.

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

The following table sets forth certain consolidated condensed statements of income data as a percentage of net revenue for each period as follows:

	Three Months Ended March 31, 2016		Three Months Ended March 31, 2015
	Dollars	% of Net Revenues	Dollars	% of Net Revenues

Net revenue (1)
Faneuil	$33,941,169	51.2%	$42,357,526	79.6%
Carpets	11,372,485	17.2	10,830,193	20.4
Phoenix	20,965,327	31.6	—	—

Consolidated	66,278,981	100.0	53,187,719	100.0

Cost of revenue (2)
Faneuil	27,342,677	80.6	33,762,923	79.7
Carpets	9,382,747	82.5	9,013,971	83.2
Phoenix (3)	14,406,158	68.7	—	—

Consolidated	51,131,582	77.1	42,776,894	80.4

Selling, general and administrative expense (2)
Faneuil	4,250,724	12.5	4,277,819	10.1
Carpets	1,947,575	17.1	1,598,472	14.8
Phoenix	2,657,522	12.7	—	—
ALJ	1,240,064	—	198,385	—

Consolidated	10,095,885	15.2	6,074,676	11.4

Depreciation and amortization (2)
Faneuil	1,503,419	4.4	1,467,330	3.5
Carpets	163,024	1.4	192,991	1.8
Phoenix (4)	608,271	2.9	—	—

Consolidated	2,274,714	3.4	1,660,321	3.1

(Gain) loss on disposal of assets, net
Phoenix	(119,000)	(0.6)	—	—
Carpets	—	—	90,000	0.2

Segment operating income (loss) (2)
Faneuil	844,349	2.5	2,849,454	6.7
Carpets	(120,861)	(1.1)	(65,241)	(0.6)
Phoenix	3,412,376	16.3	—	—
ALJ	(1,240,064)	—	(198,385)	—

Consolidated	2,895,800	4.4	2,585,828	4.9

Interest expense (5)	(2,344,185)	(3.5)	(227,930)	(0.4)
Provision for income tax (5)	(108,484)	(0.2)	(347,386)	(0.7)
Net income attributable to non-controlling interest (5)	—	—	(72,032)	(0.1)

Net income attributable to ALJ (5)	$443,131	0.7	$1,938,480	3.6

Basic earnings per share of common stock	$0.01		$0.06

Diluted earnings per share of common stock	$0.01		$0.06

(1)	Percentage is calculated as segment revenue divided by consolidated revenue.
(2)	Percentage is calculated as a percentage of the respective segment revenue.
(3)	Includes depreciation expense of $922,603.
(4)	Primarily amortization of intangible assets. Total depreciation and amortization for Phoenix including depreciation expense captured in cost of revenue was $1,530,874.
(5)	Percentage is calculated as a percentage of consolidated revenue.

Net Revenues

Faneuil Net Revenue

Faneuil net revenue for the three months ended March 31, 2016, was $33.9 million, a decrease of $8.4 million, or 19.9%, over net revenue of $42.4 million for the three months ended March 31, 2015. The decrease in net revenue was attributable to a $4.7 million reduction in operational revenues from existing customers during the period, primarily within two healthcare contracts and a $3.8 million reduction in revenue from customer contracts that concluded in 2015. During the remainder of fiscal 2016, Faneuil will begin to ramp up operations on several contracts, including a large multi-year contract with a utility provider which will contribute to additional revenues in the near term. In connection with such ramp up, Faneuil incurred expenses during the three months ended March 31, 2016 with no corresponding revenue.

Faneuil’s contract backlog, which represents multi-year contract deliverables, was $261.8 million and $48.1 million as of March 31, 2016 and 2015, respectively.

Carpets Net Revenue

Carpets net revenue for the three months ended March 31, 2016 was $11.4 million, an increase of $0.5 million, or 5.0%, over net revenue of $10.8 million for the three months ended March 31, 2015. The increase was primarily attributable to two builders adding cabinets and more homes to their existing contracts representing $0.7 million and $0.4 million, respectively, partially offset by a reduction in commercial revenue associated with large contracts that were recognized for the three months ended March 31, 2015. Carpets revenue is primarily impacted by the performance of the Las Vegas housing market, which has trended upwards since the beginning of the year. Additionally, Carpets has leveraged its relationship with several large builders to provide multiple products to such builders, which may positively impact revenue in the near term. Carpets also signs large commercial contracts occasionally, which may impact quarterly revenue.

Phoenix Net Revenues

Phoenix net revenue for the three months ended March 31, 2016 was $21.0 million. During 2016, Phoenix has renewed or extended for multiple years, contracts with its three largest customers. These extensions provide for combined net revenues, during the additional terms, ranging from two to four years, of over $100 million. In connection with these extensions, Phoenix agreed to lower pricing effective January 1, 2016 in exchange for higher sales volume guarantees over the life of the contracts. As a result of the lower pricing with no attendant sales increases, Phoenix experienced lower net revenue for the three months ended March 31, 2016.

Phoenix backlog, which represents multi-year volume commitments from customers, was $51.0 million as of March 31, 2016.

Cost of Revenue

Faneuil Cost of Revenue

Faneuil cost of revenue for the three months ended March 31, 2016 was $27.3 million, a decrease of $6.4 million, or 19.0%, over cost of revenue of $33.8 million for the three months ended March 31, 2015. The decrease in cost of revenue was attributable to a $3.4 million reduction in operational costs from existing customers during the period, and a reduction in cost of revenue of $3.1 million from customer contracts that concluded in 2015.

Carpet Cost of Revenue

Carpets cost of revenue for the three months ended March 31, 2016 was $9.4 million, an increase of $0.4 million, or 4.1%, over cost of revenue of $9.0 million for the three months ended March 31, 2015. The increase in cost of revenue is attributable to $0.5 million in higher costs associated with the higher builder revenue for materials, labor and shipping offset by an increase of $0.1 million in discounts and rebates. These discounts and rebates lower cost of sales and are a function of a better cash position that allows Carpets to take payment terms and increased rebates based on increased product purchases, mainly cabinets.

Phoenix Cost of Revenue

Phoenix cost of revenue for the three months ended March 31, 2016 was $14.4 million, which included $0.9 million of depreciation and amortization expense. Depreciation and amortization expense relates to printing presses and other machinery used during the printing process. Phoenix expects to experience increases in its depreciation and amortization expenses as it has budgeted to install new equipment over the next year.

Selling, General and Administrative Expense

Faneuil Selling, General and Administrative Expense

Faneuil selling, general and administrative expense was $4.3 million for both the three months ended March 31, 2016 and March 31, 2015. Faneuil selling, general and administrative expense increased as a result of a $0.3 million facility holdover and technology related expenses, related to healthcare and utility contracts, and was offset by a $0.3 million decrease in expenses from customer contracts that concluded in 2015.

Carpets Selling, General and Administrative Expense

Carpets selling, general and administrative expense for the three months ended March 31, 2016 was $1.9 million, an increase of $0.3 million, or 21.8%, over selling, general and administrative expense of $1.6 million for the three months ended March 31, 2015. The increase was primarily attributable to payroll and payroll related items of $0.4 million due to an increase in headcount to grow the cabinet division and support higher revenues. Carpets invested heavily in its infrastructure in the cabinet division to ensure it can maintain a high level of quality in a rapid growth phase.

Phoenix Selling, General and Administrative Expense

Phoenix selling, general and administrative expense for the three months ended March 31, 2016 was $2.7 million.

ALJ Selling, General and Administrative Expense

ALJ selling, general and administrative expense for the three months ended March 31, 2016 was $1.2 million, an increase of $1.0 million over selling, general and administrative expense of $0.2 million for the three months ended March 31, 2015. The increase was primarily attributable to approximately $0.3 million in non-recurring fees associated with the uplisting process from the Pink Sheets to NASDAQ, a $0.3 million increase in non-cash stock-based compensation expense and a $0.2 million increase in board of director fees. The Company expects to continue to incur fees associated with complying with SEC regulations, non-cash stock-based compensation expense and board of director fees.

Depreciation and Amortization

Faneuil Depreciation and Amortization

Faneuil depreciation and amortization expense for both the three months ended March 31, 2016 and March 31, 2015 was $1.5 million. Faneuil experiences increases in depreciation and amortization expenses occasionally when new customers are on boarded.

Carpets Depreciation and Amortization

Carpets depreciation and amortization expense for both the three months ended March 31, 2016 and March 31, 2015 was $0.2 million. Carpets expects to experience an increase in depreciation and amortization expense as new automation machinery for its granite and stone facility is acquired.

Phoenix Depreciation and Amortization

Phoenix depreciation and amortization expense for the three months ended March 31, 2016 was $0.6 million. Phoenix depreciation and amortization expense was primarily a result of intangible asset amortization related to the Phoenix acquisition.

Interest Expense

Interest expense for the three months ended March 31, 2016 was $2.3 million, an increase of $2.1 million over for interest expense of $0.2 million for the three months ended March 31, 2015. The increase was primarily attributable to the interest expense on the Cerberus $105.0 million term loan, used primarily to acquire Phoenix and refinance other term loan debt, and the amortization of the related debt issuance costs. We expect our interest expense to fluctuate in the future based on payments reducing our outstanding term loan balance and additional capital lease borrowings.

Income Taxes

Income tax provision for the three months ended March 31, 2016 was $0.1 million, a decrease of $0.2 million compared to income tax provision of $0.3 million for the three months ended March 31, 2015. The change was primarily attributable to a decrease in the valuation allowance related to the recording of a deferred tax asset for the partial recognition of the Company’s net operating losses. To the extent that we continue to recognize taxable income, we expect to utilize our net operating losses and continue to recognize a decrease in our valuation allowance.

Six Months Ended March 31, 2016 Compared to Six Months Ended March 31, 2015

The following table sets forth certain consolidated condensed statements of income data as a percentage of net revenue for each period as follows:

	Six Months Ended March 31, 2016		Six Months Ended March 31, 2015
	Dollars	% of Net Revenues	Dollars	% of Net Revenues

Net revenue (1)
Faneuil	$67,744,518	51.7%	$83,095,901	80.6%
Carpets	23,088,546	17.6	19,956,439	19.4
Phoenix	40,242,965	30.7	—	—

Consolidated	131,076,029	100.0	103,052,340	100.0

Cost of revenue (2)
Faneuil	53,913,876	79.6	65,269,027	78.5
Carpets	19,210,180	83.2	16,783,030	84.1
Phoenix(3)	27,770,394	69.0	—	—

Consolidated	100,894,450	77.0	82,052,057	79.6

Selling, general and administrative expense(2)
Faneuil	8,722,172	12.9	8,156,140	9.8
Carpets	3,930,277	17.0	3,077,679	15.4
Phoenix	5,295,886	13.2	—	—
ALJ	2,402,904	—	559,584	—

Consolidated	20,351,239	15.5	11,793,403	11.4

Depreciation and amortization(2)
Faneuil	2,959,640	4.4	2,706,876	3.3
Carpets	306,205	1.3	383,735	1.9
Phoenix(4)	1,218,844	3.0	—	—

Consolidated	4,484,689	3.4	3,090,611	3.0

(Gain) loss on disposal of assets, net
Phoenix	(119,000)	(0.3)	—	—
Carpets	—	—	90,000	0.1

Segment operating income (loss) (2)
Faneuil	2,148,830	3.2	6,963,858	8.4
Carpets	(358,116)	(1.6)	(378,005)	(1.9)
Phoenix	6,076,841	15.1	—	—
ALJ	(2,402,904)	—	(559,584)	—

Consolidated	5,464,651	4.2	6,026,269	5.8

Interest Expense(5)	(4,525,648)	(3.5)	(457,053)	(0.4)
Provision for income tax (5)	(171,798)	(0.1)	(571,649)	(0.6)
Net income attributable to non-controlling interest(5)	—	—	(175,891)	(0.2)

Net income attributable to ALJ(5)	$767,205	0.6	$4,821,676	4.7

Basic earnings per share of common stock	$0.02		$0.15

Diluted earnings per share of common stock	$0.02		$0.14

(1)	Percentage is calculated as segment revenue divided by consolidated revenue.
(2)	Percentage is calculated as a percentage of the respective segment revenue.
(3)	Includes depreciation expense of $1,842,803.
(4)	Primarily amortization of intangible assets. Total depreciation and amortization for Phoenix including depreciation expense captured in cost of revenue was $3,061,647.
(5)	Percentage is calculated as a percentage of consolidated revenue.

Net Revenue

Faneuil Net Revenue

Faneuil net revenue for the six months ended March 31, 2016, was $67.7 million, a decrease of $15.4 million, or 18.5%, over net revenue of $83.1 million for the six months ended March 31, 2015. The decrease in net revenue was attributable to a reduction in revenue of $9.0 million from six customer contracts that concluded in 2015, partially offset by six newly awarded contracts. Additionally, Faneuil experienced a $4.6 million reduction in operational revenues from existing customers during the period, primarily related to compressed enrollment periods within the healthcare sector. During the remainder of fiscal 2016, Faneuil will begin to ramp up operations on several contracts, including a large multi-year contract with a utility provider which will contribute to additional revenues in the near term. In connection with such ramp up, Faneuil incurred expenses in the three months ended March 31, 2016 with no corresponding income.

Carpets Net Revenue

Carpets net revenue for the six months ended March 31, 2016 was $23.1 million, an increase of $3.1 million, or 15.7%, over net revenue of $20.0 million for the six months ended March 31, 2015. The increase was primarily attributable to two builders adding cabinets and more homes to their existing contracts representing $2.6 million and $0.4 million. Carpets revenue is impacted directly by the performance of the Las Vegas housing market, which has trended upwards since the beginning of the year. Additionally, Carpets has leveraged its relationship with several large builders to provide multiple products to such builders, which may positively impact revenue in the near term. Carpets also signs large commercial contracts occasionally, which may impact quarterly revenue.

Phoenix Net Revenues

Phoenix net revenue for the six months ended March 31, 2016 was $40.2 million. During 2016, Phoenix has renewed or extended for multiple years, contracts with its three largest customers. These extensions provide for combined net revenues, during the additional terms, ranging from two to four years, of over $100 million. In connection with these extensions, Phoenix agreed to lower pricing effective January 1, 2016 in exchange for higher sales volume guarantees over the life of the contracts. As a result of the lower pricing with no attendant sales increases, Phoenix experienced lower net revenue for the six months ended March 31, 2016.

Cost of Revenue

Faneuil Cost of Revenue

Faneuil cost of revenue for the six months ended March 31, 2016 was $53.9 million, a decrease of $11.4 million, or 17.4%, over cost of revenue of $65.3 million for the six months ended March 31, 2015. The decrease in cost of revenue was attributable to a reduction in cost of revenue of $7.0 million from customer contracts that concluded in 2015, and $4.1 million in operational costs from existing customers during the period, primarily related to two healthcare contracts.

Carpet Cost of Revenue

Carpets cost of revenue for the six months ended March 31, 2016 was $19.2 million, an increase of $2.4 million, or 14.5%, over cost of revenue of $16.8 million for the six months ended March 31, 2015. The increase in cost of revenue is attributable to $2.6 million in higher costs associated with the higher builder revenue for materials, labor and shipping offset by an increase of $0.2 million in discounts and rebates. These discounts and rebates lower cost of sales and are a function of a better cash position that allows Carpets to take advantage of early payment discounts and increased rebates based on increased product purchases, mainly cabinets.

Phoenix Cost of Revenue

Phoenix cost of revenue for the six months ended March 31, 2016 was $27.8 million, which included $1.8 million in depreciation and amortization expense. Depreciation and amortization expense relates to printing presses and other machinery used during the printing process.

Selling, General and Administrative Expense

Faneuil Selling, General and Administrative Expense

Faneuil selling, general and administrative expense for the six months ended March 31, 2016 was $8.7 million, an increase of $0.6 million, or 6.9% over selling, general and administrative expense of $8.2 million for the six months ended March 31, 2015. The net increase in selling, general and administrative expense was primarily attributable to $1.2 million in facility holdover and technology-related expenses related to healthcare and utility contracts, partially offset by a $0.6 million decrease in expenses from customer contracts that concluded in 2015.

Carpets Selling, General and Administrative Expense

Carpets selling, general and administrative expense for the six months ended March 31, 2016 was $3.9 million, an increase of $0.9 million, or 27.7% over selling, general and administrative expense of $3.1 million for the six months ended March 31, 2015. The increase was primarily attributable to payroll and payroll related items of $0.8 million due to an increase in headcount to grow the cabinet division and support higher revenues.

Phoenix Selling, General and Administrative Expense

Phoenix selling, general and administrative expense for the six months ended March 31, 2016 was $5.3 million.

ALJ Selling, General and Administrative Expense

ALJ selling, general and administrative expense for the six months ended March 31, 2016 was $2.4 million, an increase of $1.8 million, or 329.4% over selling, general and administrative expense of $0.6 million for the six months ended March 31, 2015. The increase was primarily attributable to approximately $0.7 million in non-recurring fees associated with the uplisting process from the Pink Sheets to NASDAQ, a $0.3 million increase in non-cash stock-based compensation expense and a $0.3 million increase in board of director fees. We expect to continue to incur fees associated with complying with SEC regulations, non-cash stock-based compensation expense and board of director fees.

Depreciation and Amortization

Faneuil Depreciation and Amortization

Faneuil depreciation and amortization expense for the six months ended March 31, 2016 was $3.0 million, an increase of $0.3 million, or 9.3%, compared to depreciation and amortization expense of $2.7 million for the six months ended March 31, 2015. The increase was primarily attributable to a $0.9 million increase related to Faneuil’s expanded contracts, partially offset by a $0.6 million decrease related to customer contracts that concluded in 2015.

Carpets Depreciation and Amortization

Carpets depreciation and amortization expense for the six months ended March 31, 2016 was $0.3 million, a decrease of $0.1 million, or 20.2%, compared to depreciation and amortization expenses of $0.4 million for the six months ended March 31, 2015. Carpets expects to see an increase in depreciation and amortization expense as they acquire new automation machinery for their granite and stone facility.

Phoenix Depreciation and Amortization

Phoenix depreciation and amortization expense for the six months ended March 31, 2016 was $1.2 million. Phoenix depreciation and amortization expense was primarily a result of intangible asset amortization related to the Phoenix acquisition.

Interest Expense

Interest expense for the six months ended March 31, 2016 was $4.5 million, an increase of $4.1 million over for the interest expense of $0.5 million for the six months ended March 31, 2015. The increase was primarily attributable to the interest expense on the Cerberus $105.0 million term loan and the amortization of the related debt issuance costs. We expect our interest expense to fluctuate in the future based on payments reducing our outstanding term loan balance and additional capital lease borrowings.

Income Taxes

Income tax provision for the six months ended March 31, 2016 was $0.2 million, a decrease of $0.4 million compared to income tax provision of $0.6 million for the six months ended March 31, 2015. The change was primarily attributable to a decrease in the valuation allowance related to the recording of a deferred tax asset for the partial recognition of the Company’s net operating losses. To the extent that we continue to recognize taxable income, we expect to utilize our net operating losses and continue to recognize a decrease in our valuation allowance.

Seasonality

Faneuil Seasonality

Faneuil experiences seasonality within its various lines of business. For example, during the end of the calendar year through the end of the first calendar quarter, Faneuil generally experiences higher revenues in the healthcare markets as the contact centers increase operations during the enrollment periods of the healthcare exchanges. Faneuil’s revenue generally decreases in the healthcare sector during the remaining portion of the year after the enrollment period. Seasonality is less prevalent in the transportation segments though there is typically an increase in volume during the summer months.

Carpets Seasonality

Carpets generally experiences seasonality within the home building business as the number of houses sold during the winter months are generally lower than other times during the year. Conversely, the number of houses sold and delivered during the remaining portion of the year increases by comparison.

Phoenix Seasonality

There is seasonality to Phoenix’s business. Education book component sales (school and college) traditionally peak in the first and second quarters of the calendar year. Other book components sales traditionally peak in the third quarter of the calendar year. Book sales also traditionally peak in the third quarter of the calendar year. The fourth quarter of the calendar year traditionally has been the Phoenix’s weakest quarter. These seasonal factors are not significant.

Liquidity and Capital Resources

At March 31, 2016, our principal sources of liquidity included cash and cash equivalents of $6.1 million and an available borrowing capacity of $17.7 million on our line of credit.

In summary, our cash flows for each period were as follows (in thousands):

	Six Months Ended March 31,
	2016	2015
Net cash provided (used) by operating activities	$3,714	$(2,810)
Net cash used by investing activities	(95)	(4,118)
Net cash (used) provided by financing activities	(2,598)	355

Change in cash and cash equivalents	$1,021	$(6,573)

We recognized net income of $0.8 million for the six months ended March 31, 2016 and generated cash from operating activities of $3.7 million, offset by cash used by investing activities of $0.1 million and financing activities of $2.6 million.

We recognized net income of $5.0 million for the six months ended March 31, 2015 and generated cash from financing activities of $0.4 million, offset by cash used in operating activities of $2.8 million and investing activities of $4.1 million.

Operating Activities

During the six months ended March 31, 2016, operating activities provided $3.7 million in cash flow, primarily resulting from the addback of $6.3 million in depreciation and amortization expense, a decrease in collateral deposits of $1.8 million, and an increase in customer deposits of $1.3 million, partially offset by increases in accounts receivable of $4.4 million and other assets of $1.7 million. ALJ’s cashflow from operations was negatively impacted by one large past due account receivable due to Faneuil. The Company has been working closely with the customer to bring the account current while continuing the business relationship and believes the receivable will be collected in full.

During the six months ended March 31, 2015, we used $2.8 million in operating activities, primarily attributable to an increase of $6.9 million in accounts receivable, $1.3 million in inventory, $1.0 million in prepaid expenses and $1.1 million in deferred revenue and customer deposits, and a $0.8 million decrease in accounts payable, partially offset by $5.0 million in net income and $3.1 million in depreciation and amortization expense.

Investing Activities

For the six months ended March 31, 2016, we used $1.0 million primarily associated with the acquisition of equipment, software and leasehold equipment, partially offset by $0.9 million related to the sale of one of our facilities.

For the six months ended March 31, 2015, we used cash from investing activities of $4.1 million related to the purchase of fixed assets, primarily associated with the build-out costs for new facilities to service the Faneuil contracts.

Financing Activities

For the six months ended March 31, 2016, we used $2.6 million in financing activities, primarily attributable to $4.0 million in principal payments against our $105 million term loan with Cerberus, partially offset by $2.5 million in proceeds from our line of credit.

For the six months ended March 31, 2015, financing activities provided $0.4 million in cash flow, primarily attributable to proceeds of $2.2 million from the Carpets line of credit and $0.8 million related to the exercise of stock options, partially offset by debt payments of $2.1 million by Faneuil and $0.2 million by ALJ.

Contractual Obligations

The following table summarizes our significant contractual obligations at March 31, 2016, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments due by Period
	Total	Less Than One Year	One – Three Years	Four – Five Years	More than Five Years

Line of credit(1)	$2,537	$—	$—	$2,537	$—
Term loan payable(1)	99,094	7,875	23,625	67,594	—
Operating lease obligations	11,284	3,799	5,262	2,072	151
Capital lease obligations	2,283	1,135	1,148	—	—
Other long-term liabilities(2)	4,753	969	3,784

Total contractual cash obligations	$119,951	$13,778	$33,819	$72,203	$151

(1)	Effective August 14, 2015, ALJ entered into a financing agreement (“Agreement”) with Cerberus Business Finance, LLC (“Cerberus”), to borrow $105 million in a term loan (“Cerberus Term Loan”) and have available up to $30 million in a revolver (“Cerberus/PNC Revolver”), collectively (“Cerberus Debt”). The proceeds were used to fund the acquisition of Phoenix, to refinance the outstanding debt of ALJ, Faneuil and Carpets, and to provide working capital facilities to all three of ALJ’s subsidiaries and ALJ.

During the six months ended March 31, 2016, the Cerberus Term Loan accrued interest at an annual interest rate of 7.5%. Interest payments are due in arrears on the first day of each month. Quarterly principal payments of approximately $2.0 million are due on the last day of each fiscal quarter beginning September 30, 2015. Annual principal payments equal to 75% of ALJ’s excess cash flow, as defined in the Agreement, are due beginning September 30, 2016. Such annual payments are excluded from the table above because the payment amount is based on future excess cash flow. A final balloon payment is due at maturity, August 14, 2020. There is a prepayment penalty equal to 3%, 2% and 1% of any amounts prepaid within the first, second and third years of the loan, respectively. ALJ may make a one-time payment against the loan with no penalty up to $10 million.

During the six months ended March 31, 2016, the Cerberus/PNC Revolver accrued interest on the outstanding balance at an annual interest rate of 7.5%. Interest payments are due in arrears on the first day of each month. ALJ has the option to prepay (and re-borrow) the outstanding balance of the Cerberus/PNC Revolver, without penalty. Each subsidiary has the ability to borrow under the revolver (up to $30.0 million in the aggregate for all subsidiaries combined) but limited to 85% of eligible receivables. The Cerberus/PNC Revolver carries an unused fee of 0.5%. Additionally, the Cerberus/PNC Revolver provides for a sublimit for letters of credit up to $15.0 million. Faneuil had a $2.2 million letter of credit under the agreement as of March 31, 2016. The Cerberus/PNC Revolver has a final maturity date of August 14, 2020.

The Cerberus Debt is secured by substantially all of our assets. The Cerberus Debt includes certain limitations including our ability to incur debt, grant liens, initiate certain investments, declare dividends, and dispose of assets. The Cerberus Debt also requires us to comply with debt covenants. As of March 31, 2016, ALJ was in compliance with all debt covenants and had unused borrowing capacity of $17.7 million.

(2)	Amounts represent future cash payments to satisfy our short- and long-term workers’ compensation reserve and other long-term liabilities recorded on our consolidated balance sheets

Off-Balance Sheet Arrangements

As of March 31, 2016, we had two types of off-balance sheet arrangements.

Surety Bonds. As part of Faneuil’s normal course of operations, certain customers require surety bonds guaranteeing the performance of a contract. As of March 31, 2016, the face value of such surety bonds, which represents the maximum cash payments that Faneuil would have to make under certain circumstances of non-performance, was approximately $20.7 million.

Letter of Credit. Faneuil had a letter of credit for $2.2 million as of March 31, 2016.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses in the reporting period. Significant estimates and assumptions by management are used for, but are not limited to, determining the fair value of assets and liabilities, including intangible assets acquired and allocation of purchase price, useful lives, carrying value and recoverability of long-lived and intangible assets, the recoverability of goodwill, the realizability of deferred tax assets, stock-based compensation, the allowance for doubtful accounts and inventory reserves, and calculation of insurance reserves. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenue, costs and expenses that are not readily apparent from other sources. The actual results experienced by us may differ materially and adversely from our estimates. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected. For a description of our critical accounting policies and estimates, please refer to the “Critical Accounting Policies and Estimates” section in “Item 2 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Registration Statement on Form 10-12B/A filed with the SEC on April 22, 2016. There have been no material changes in any of our critical accounting policies and estimates during the six months ended March 31, 2016.

Item 3. Qualitative and Quantitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Our subsidiaries are from time to time defendants in actions for matters arising out of normal business operations.

We concluded as of March 31, 2016 that no legal proceedings then pending or threatened will have a material adverse effect on our business, consolidated financial position, results of operations or cash flows.

Item 1A. Risk Factors

The following risk factors and other information included in this Form 10-Q should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks actually occur, our business, financial condition and operating results could be significantly harmed.

Risks Related to Faneuil

Economic downturns and reductions in government funding could have a negative effect on Faneuil’s business.

Demand for the services offered by Faneuil has been, and is expected to continue to be, subject to significant fluctuations due to a variety of factors beyond its control, including economic conditions. During economic downturns, the ability of both private and governmental entities to make expenditures may decline significantly. We cannot be certain that economic or political conditions will be generally favorable or that there will not be significant fluctuations adversely affecting Faneuil’s industry as a whole, or key industry segments targeted by Faneuil. In addition, Faneuil’s operations are, in part, dependent upon state government funding. Significant changes in the level of state government funding could have an unfavorable effect on Faneuil’s business, financial position, results of operations and cash flows.

Faneuil’s business involves many program-related and contract-related risks.

Faneuil’s business is subject to a variety of program-related risks, including changes in political and other circumstances, particularly since contracts for major programs are performed over extended periods of time. These risks include changes in personnel at government authorities, the failure of applicable government authorities to take necessary actions, opposition by third parties to particular programs and the failure by customers to obtain adequate financing for particular programs. Due to these factors, losses on a particular contract or contracts could occur, and Faneuil could experience significant changes in operating results on a quarterly or annual basis.

Delays in the government budget process or a government shutdown may adversely affect Faneuil’s cash flows and operating results.

Faneuil derives a significant portion of its revenue from state government contracts and programs. Any delay in the state government budget process or a state government shutdown may result in Faneuil’s incurrence of substantial labor or other costs without reimbursement under customer contracts, or the delay or cancellation of key programs in which Faneuil is involved, which could materially adversely affect Faneuil’s cash flows and operating results.

Faneuil faces intense competition. If Faneuil does not compete effectively, its business may suffer.

Faneuil faces intense competition from numerous competitors. Faneuil primarily competes on the basis of quality, performance, innovation, technology, price, applications expertise, system and service flexibility and established customer service capabilities, as its services relate to toll collection, customer contact centers and employee staffing. Faneuil may not be able to compete effectively on all of these fronts or with all of its competitors. In addition, new competitors may emerge, and service offerings may be threatened by new technologies or market trends that reduce the value of the services Faneuil provides. To remain competitive, Faneuil must respond to new technologies and enhance its existing services, and we anticipate that it may have to adjust the pricing for its services to stay competitive on future responses to proposals. If Faneuil does not compete effectively, its business, financial position, results of operations and cash flows could be materially adversely affected.

Faneuil’s dependence on a small number of customers could adversely affect its business or results of operations.

Faneuil derives a substantial portion of its revenue from a relatively small number of customers. For additional information regarding Faneuil’s customer concentrations, see “Part I – Financial Information, Item 1. Financial Statements – Note 3. Concentration Risks.” We expect that Faneuil’s largest customers will continue to account for a substantial portion of its total net revenue for the foreseeable future. Faneuil has long-standing relationships with many of its significant customers. However, because Faneuil’s customers generally contract for specific projects or programs with a finite duration, Faneuil may lose these customers if funding for their respective programs is discontinued, or if their projects end and the contracts are not renewed or replaced. The loss or reduction of, or failure to renew or replace, any significant contracts with any of these customers could materially reduce Faneuil’s revenue and cash flows. Additionally, many of Faneuil’s customers are government entities, which can unilaterally terminate or modify the existing contracts with Faneuil without cause and penalty to such government entities in many situations. If Faneuil does not replace them with other customers or other programs, the loss of business from any one of such customers could have a material adverse effect on its business or results of operations.

Faneuil’s ability to recover capital investments in connection with its contracts is subject to risk.

In order to attract and retain large outsourcing contracts, Faneuil sometimes makes significant capital investments to perform its services under the contract, such as purchases of information technology equipment and costs incurred to develop and implement software. The net book value of such assets, including a portion of Faneuil’s intangible assets, could be impaired, and Faneuil’s earnings and cash flow could be materially adversely affected in the event of the early termination of all or a part of such a contract, reduction in volumes and services thereunder for reasons including, but not limited to, a client’s merger or acquisition, divestiture of assets or businesses, business failure or deterioration, or a client’s exercise of contract termination rights.

Faneuil’s business could be adversely affected if Faneuil’s clients are not satisfied with its services.

Faneuil’s business model depends in large part on its ability to attract new work from its base of existing clients. Faneuil’s business model also depends on relationships it develops with its clients with respect to understanding its clients’ needs and delivering solutions that are tailored to those needs. If a client is not satisfied with the quality of work performed by Faneuil or a subcontractor or with the type of services or solutions delivered, Faneuil could incur additional costs to address the situation, the profitability of that work might be impaired and the client’s dissatisfaction with Faneuil’s services could lead to the termination of that work or damage Faneuil’s ability to obtain additional work from that client. Also, negative publicity related to Faneuil’s client relationships, regardless of its accuracy, may further damage Faneuil’s business by affecting its ability to compete for new contracts with current and prospective clients.

Faneuil’s dependence on subcontractors and equipment manufacturers could adversely affect it.

In some cases, Faneuil relies on and partners with third party subcontractors as well as third-party equipment manufacturers to provide services under its contracts. To the extent that Faneuil cannot engage subcontractors or acquire equipment or materials, Faneuil’s ability to perform according to the terms of its contracts with its customers may be impaired. If the amount Faneuil is required to pay for subcontracted services or equipment exceeds the amount Faneuil has estimated in bidding for fixed prices or fixed unit price contracts, it could experience reduced profit or losses in the performance of these contracts with its customers. Also, if a subcontractor or a manufacturer is unable to deliver its services, equipment or materials according to the negotiated terms for any reason, including the deterioration of its financial condition, Faneuil may be required to purchase the services, equipment or materials from another source at a higher price. This may reduce the expected profit or result in a loss on a customer contract for which the services, equipment or materials were needed.

Faneuil’s dependence on primary contractors could adversely affect its ability to secure new projects and derive a profit from its existing projects.

In some cases, Faneuil partners as a subcontractor with third parties who are the primary contractors. In these cases, Faneuil is largely dependent on the judgments of the primary contractors in bidding for new projects and negotiating the primary contracts, including establishing the scope of services and service levels to be provided. Furthermore, even if projects are secured, if a primary contractor is unable to deliver its services according to the negotiated terms of the primary contract for any reason, including the deterioration of its financial condition, the customer may terminate or modify the primary contract, which may reduce Faneuil’s profit or cause losses in the performance of the contract.

If Faneuil or a primary contractor guarantees to a customer the timely implementation or performance standards of a program, Faneuil could incur additional costs to meet its guaranteed obligations or liquidated damages if it fails to perform as agreed.

In certain instances, Faneuil or its primary contractor guarantees a customer that it will implement a program by a scheduled date. At times, they also provide that the program will achieve or adhere to certain performance standards or key performance indicators. Although Faneuil generally provides input to its primary contractors regarding the scope of services and service levels to be provided, it is possible that a primary contractor may make commitments without Faneuil’s input or approval. If Faneuil or the primary contractor subsequently fails to implement the program as scheduled, or if the program subsequently fails to meet the guaranteed performance standards, Faneuil may be held responsible for costs to the client resulting from any delay in implementation, or the costs incurred by the program to achieve the performance standards. In most cases where Faneuil or the primary contractor fails to meet contractually defined performance standards, Faneuil may be subject to agreed-upon liquidated damages. To the extent that these events occur, the total costs for the program would exceed Faneuil’s original estimates, and it could experience reduced profits or in some cases a loss for that program.

Adequate bonding is necessary for Faneuil to win new contracts.

In line with industry practice, Faneuil is often required, primarily in its toll and transportation programs, to provide performance and surety bonds to customers in conjunction with its contracts. These bonds indemnify the customer should Faneuil fail to perform its obligations under the contracts. If a bond is required for a particular program and Faneuil is unable to obtain an appropriate bond, Faneuil cannot pursue that program. The issuance of a bond is at the surety’s sole discretion. Moreover, due to events that affect the insurance and bonding markets generally, bonding may be more difficult to obtain in the future or may only be available at significant additional costs. There can be no assurance that bonds will continue to be available on reasonable terms, or at all. Any inability to obtain adequate bonding and, as a result, to bid on new work could harm Faneuil’s business.

Interruption of Faneuil’s data centers and customer contact centers could negatively impact Faneuil’s business.

If Faneuil were to experience a temporary or permanent interruption at one or more of Faneuil’s data or customer contact centers due to natural disaster, casualty, operating malfunction, cyber-attack, sabotage or any other cause, Faneuil may be unable to provide the services it is contractually obligated to deliver. This could result in Faneuil being required to pay contractual damages to some clients or to allow some clients to terminate or renegotiate their contracts. Notwithstanding disaster recovery and business continuity plans and precautions instituted to protect Faneuil’s clients and Faneuil from events that could interrupt delivery of services, there is no guarantee that such interruptions would not result in a prolonged interruption in Faneuil’s ability to provide services to its clients or that such precautions would adequately compensate Faneuil for any losses it may incur as a result of such interruptions.

Any business disruptions due to political instability, armed hostilities, and acts of terrorism or natural disasters could adversely affect Faneuil’s financial performance.

If terrorist activities, armed conflicts, political instability or natural disasters occur in the United States or other locations, such events may negatively affect Faneuil’s operations, cause general economic conditions to deteriorate or cause demand for Faneuil’s services, many of which depend on travel, to decline. A prolonged economic slowdown or recession could reduce the demand for Faneuil’s services, and consequently, negatively affect Faneuil’s future sales and profits. Any of these events could have a significant effect on Faneuil’s business, financial condition or results of operations.

Faneuil is subject to uncertainties regarding healthcare reform that could materially and adversely affect that aspect of our business.

On March 23, 2010, President Obama signed the Affordable Care Act (the “Affordable Care Act”) into law, which has effected comprehensive health insurance reform, including the creation of health insurance exchanges, among other reforms. A portion of Faneuil’s healthcare business relates to providing services to health insurance exchanges in various states and Faneuil believes that there may be significant opportunities for growth in this area. However, as has been widely publicized, the Affordable Care Act has been fraught with challenges. Given these challenges, there is uncertainty about continued developments with respect to healthcare reform. Significant changes to, or repeal of, the Affordable Care Act could materially and adversely affect that aspect of our business.

Faneuil’s business is subject to many regulatory requirements, and current or future regulation could significantly increase Faneuil’s cost of doing business.

Faneuil’s business is subject to many laws and regulatory requirements in the United States, covering such matters as data privacy, consumer protection, health care requirements, labor relations, taxation, internal and disclosure control obligations, governmental affairs and immigration. For example, Faneuil is subject to state and federal laws and regulations regarding the protection of consumer information commonly referred to as “non-public personal information.” For instance, the collection of patient data through Faneuil’s contact center services is subject to the Health Insurance Portability and Accountability Act of 1996, commonly known as HIPAA, which protects the privacy of patients’ data. These laws, regulations and agreements require Faneuil to develop and implement policies to protect non-public personal information and to disclose these policies to consumers before a customer relationship is established and periodically after that. These laws, regulations, and agreements limit Faneuil’s ability to use or disclose non-public personal information for purposes other than the ones originally intended. Many of these regulations, including those related to data privacy, are frequently changing and sometimes conflict with existing ones among the various jurisdictions in which Faneuil provides services. Violations of these laws and regulations could result in Faneuil’s liability for damages, fines, criminal prosecution, unfavorable publicity and restrictions on Faneuil’s ability to operate. Faneuil’s failure to adhere to or successfully implement processes in response to changing regulatory requirements in this area could result in legal liability or impairment to Faneuil’s reputation in the marketplace, which could have a material adverse effect on Faneuil’s business, results of operations and financial condition. In addition, because a substantial portion of Faneuil’s operating costs consist of labor costs, changes in governmental regulations relating to wages, healthcare and healthcare reform and other benefits or employment taxes could have a material adverse effect on Faneuil’s business, results of operations or financial condition.

A failure to attract and retain necessary personnel, skilled management, and qualified subcontractors may have an adverse impact on Faneuil’s business.

Because Faneuil operates in intensely competitive markets, its success depends to a significant extent upon its ability to attract, retain and motivate highly skilled and qualified personnel and to subcontract with qualified, competent subcontractors. If Faneuil fails to attract, develop, motivate, retain, and effectively utilize personnel with the desired levels of training or experience, or is unable to contract with qualified, competent subcontractors, Faneuil’s business will be harmed. Experienced and capable personnel remain in high demand, and there is continual competition for their talents. Additionally, regarding the labor-intensive business of Faneuil, quality service depends on Faneuil’s ability to retain employees and control personnel turnover. Any increase in the employee turnover rate could increase recruiting and training costs and could decrease operating effectiveness and productivity. Faneuil may not be able to continue to hire, train and retain a sufficient number of qualified personnel to adequately staff new client projects. Faneuil’s business is driven in part by the personal relationships of Faneuil’s senior management team, and its success depends on the skills, experience and performance of members of Faneuil’s senior management team. Despite executing an employment agreement with Faneuil’s CEO, she or other members of the management team may discontinue service with Faneuil and Faneuil may not be able to find individuals to replace them at the same cost, or at all. Faneuil has not obtained “key person” insurance for any member of its senior management team. The loss or interruption of the services of any key employee or the loss of a key subcontractor relationship could hurt Faneuil’s business, financial condition, cash flow, results of operations and prospects.

Risks Related to Carpets

The floor covering industry is highly dependent on national and regional economic conditions, such as consumer confidence and income, corporate and individual spending, interest rate levels, availability of credit and demand for housing. A decline in residential or commercial construction activity or remodeling and refurbishment in Las Vegas could have a material adverse effect on our business.

The floor covering industry is highly dependent on construction activity, including new construction, which is cyclical in nature and recently experienced a downturn. The downturn in the U.S. and global economies, along with the residential and commercial markets in such economies, particularly in Las Vegas, negatively impacted the floor covering industry and Carpets’ business. Although the impact of a decline in new construction activity is typically accompanied by an increase in remodeling and replacement activity, these activities lagged during the downturn.

Although these difficult economic conditions have improved, there may be additional downturns that could cause the industry to deteriorate in the future. A significant or prolonged decline in residential/commercial remodeling or new construction activity could have a material adverse effect on the Company’s business and results of operations.

Carpets faces intense competition in the floor covering industry that could decrease demand for its products or force it to lower prices, which could have a material adverse effect on our business.

The floor covering industry is highly competitive. Carpets competes with a number of home improvement stores, building materials supply houses and lumber yards, specialty design stores, showrooms, discount stores, local, regional and national hardware stores, mail order firms, warehouse clubs, independent building supply stores and other retailers, as well as with installers. Also, it faces growing competition from online and multichannel retailers as its customers increasingly use computers, tablets, smart phones and other mobile devices to shop online and compare prices and products in real time. Intense competitive pressures from one or more of Carpets’ competitors or its inability to adapt effectively and quickly to a changing competitive landscape could affect its prices, its margins or demand for its products and services. If it is unable to respond timely and appropriately to these competitive pressures, including through maintaining competitive locations of stores, customer service, quality and price of merchandise and services, in-stock levels, and merchandise assortment and presentation, its market share and its financial performance could be adversely affected.

Carpets may not timely identify or effectively respond to consumer needs, expectations or trends, which could adversely affect its relationship with customers, its reputation, demand for its products and services and its market share.

Carpets operates in a market sector where demand is strongly influenced by rapidly changing customer preferences as to product design and features. Carpets’ success depends on its ability to anticipate and react to changing consumer demands promptly. All of its products are subject to changing consumer preferences that cannot be predicted with certainty. Also, long lead times for certain of its products may make it hard for it to respond quickly to changes in consumer demands. Consumer preferences could shift rapidly to different types of products or away from the types of products Carpets carries altogether, and its future success depends, in part, on its ability to anticipate and respond to these changes. Failure to anticipate and respond promptly to changing consumer preferences could lead to, among other things, lower sales and excess inventory levels, which could have a material adverse effect on its financial condition.

Carpets relies on third-party suppliers for its products. If it fails to identify and develop relationships with a sufficient number of qualified suppliers, or if its suppliers experience financial or operational difficulties, its ability to timely and efficiently access products that meet its standards could be adversely affected.

Carpets sources, stocks and sells products from vendors, and its ability to fulfill their orders reliably and efficiently is critical to its business success. Its ability to continue to identify and develop relationships with qualified suppliers who can satisfy its standards for quality and the need to access products in a timely, efficient and cost-effective manner is a significant challenge. Carpets’ ability to access products can also be adversely affected by political instability, the financial instability of suppliers, suppliers’ noncompliance with applicable laws, trade restrictions, tariffs, currency exchange rates, supply disruptions, weather conditions, natural disasters, shipping or logistical interruptions or costs and other factors beyond its control. If these vendors fail or are unable to perform as expected and Carpets is unable to replace them quickly, its business could be adversely affected, at least temporarily, until it can do so, and potentially, in some cases, permanently.

Failure to achieve and maintain a high level of product and service quality could damage Carpets’ image with customers and negatively impact its sales, profitability, cash flows and financial condition.

Product and service quality issues could result in a negative impact on customer confidence in Carpets and the Carpets brand image. As a result, Carpets’ reputation as a retailer of high-quality products and services could suffer and impact customer loyalty. Additionally, a decline in product and service quality could result in product recalls, product liability and warranty claims. Carpets generally provides a one-year warranty on the installation of any of its products. Warranty work related directly to installation is repaired at the cost to Carpets, and product defects are generally charged back to the manufacturer.

If Carpets is unable to manage its installation service business effectively, it could suffer lost sales and be subject to fines, lawsuits and a damaged reputation.

Carpets acts as a general contractor to provide installation services to its customers. As such, it is subject to regulatory requirements and risks applicable to general contractors, which include management of licensing, permitting and the quality of its installers. If Carpets fails to effectively manage these processes or provide proper oversight of these services, it could suffer lost sales, fines and lawsuits, as well as damage to its reputation, which could adversely affect its business.

A portion of Carpets’ business is dependent on estimating fixed price projects correctly and completing the installations within budget. Carpets could suffer losses associated with installations on fixed price projects.

A portion of Carpets’ business consists of fixed price projects that are bid for and contracted based on estimated costs. The estimating process includes budgeting for the appropriate amount of materials, labor and overhead. At times, this work can be substantial and as a result Carpets’ ability to estimate costs correctly and its ability to complete the project within budget or satisfaction without material defect is essential. If Carpets is unable to estimate a project properly or unable to complete the project within budget or without material defect, it may suffer losses, which could adversely affect its reputation, business, and financial condition.

Carpets’ success depends upon its ability to attract, train and retain highly qualified associates while also controlling its labor costs.

Carpets’ customers expect a high level of customer service and product knowledge from its associates. To meet the needs and expectations of its customers, it must attract, train and retain a large number of highly qualified associates while at the same time controlling labor costs. Its ability to control labor costs is subject to numerous external factors, including prevailing wage rates and health and other insurance costs, as well as the impact of legislation or regulations governing labor relations or healthcare benefits. Also, Carpets competes with other retail businesses for many of its associates in hourly positions, and it invests significant resources in training and motivating them to maintain a high level of job satisfaction. These positions have historically had high turnover rates, which can lead to increased training and retention costs. There is no assurance that Carpets will be able to attract or retain highly qualified associates in the future.

A substantial decrease or interruption in business from Carpets’ significant customers or suppliers could adversely affect its business.

A small number of customers have historically accounted for a substantial portion of Carpets net revenue. We expect that key customers will continue to account for a substantial portion of Carpets net revenue for the foreseeable future. However, Carpets may lose these customers for due to pricing, quality or other various issues. The loss or reduction of, or failure to renew or replace, any significant contracts with any of these customers could have a material adverse effect on its business or results of operations. For additional information regarding customer concentrations, see “Part I – Financial Information, Item 1. Financial Statements – Note 3. Concentration Risks.”

Historically, Carpets has purchased inventory from a small number of vendors. If these vendors became unable to provide materials promptly, Carpets would be required to find alternative vendors. Management estimates they could locate and qualify new vendors in approximately two weeks. For additional information regarding vendor concentrations, see “Part I – Financial Information, Item 1. Financial Statements – Note 3. Concentration Risks.”

Risks Related to Phoenix

Phoenix faces intense competition in the printing industry that could decrease demand for its products or force it to lower prices.

The printing industry is highly competitive. Phoenix competes directly or indirectly with a number of established book and book component manufacturers. New distribution channels such as digital formats, the internet and online retailers and growing delivery platforms (e.g., tablets and e-readers), combined with the concentration of retailer power, pose threats and provide opportunities to traditional consumer publishing models, potentially impacting both sales volumes and pricing.

Competitive pressures or the inability to adapt effectively and quickly to a changing competitive landscape could affect Phoenix’s prices, its margins or demand for its products and services. If Phoenix is unable to respond timely and appropriately to these competitive pressures, from existing or new competitors, its business could be adversely affected.

Economic weakness and uncertainty, as well as the effects of these conditions on Phoenix’s customers and suppliers, could reduce demand for or Phoenix’s ability to provide its products and services.

Economic conditions and, in particular, conditions in Phoenix’s customers’ and suppliers’ businesses, could affect its business and results of operations. Phoenix has experienced and may continue to experience reduced demand for certain of its products and services. As a result of uncertainty about global economic conditions, including factors such as unemployment, bankruptcies, financial market volatility, sovereign debt issues, government budget deficits and other factors which continue to affect the global economy, Phoenix’s customers and suppliers may experience further deterioration of their businesses, suffer cash flow shortages or file for bankruptcy. In turn, existing or potential customers may delay or decline to purchase Phoenix’s products and related services, and Phoenix’s suppliers and customers may not be able to fulfill their obligations to it in a timely fashion.

Phoenix’s educational textbook cover and component sales depend on continued government funding for educational spending, which impacts demand by its customers, and may be affected by changes in or continued restrictions on local, state and/or federal funding and school budgets. As a result, a reduction in consumer discretionary spending or disposable income and/or adverse trends in the general economy (and consumer perceptions of those trends) may affect Phoenix more significantly than other businesses in other industries.

In addition, customer difficulties could result in increases in bad debt write-offs and increases to Phoenix’s allowance for doubtful accounts receivable. Further, Phoenix’s suppliers may experience similar conditions as its customers, which may impact their viability and their ability to fulfill their obligations to it. Negative changes in these or related economic factors could materially adversely affect Phoenix’s business.

A substantial decrease or interruption in business from Phoenix’s significant customers or suppliers could adversely affect its business.

Phoenix has significant customer and supplier concentration. For additional information regarding customer and supplier concentrations, see “Part I – Financial Information, Item 1. Financial Statements – Note 3. Concentration Risks.” Any significant cancellation, deferral or reduction in the quantity or type of products sold to these principal customers or a significant number of smaller customers, including as a result of our failure to perform, the impact of economic weakness and challenges to their businesses, a change in buying habits, further industry consolidation or the impact of the shift to alternative methods of content delivery, including digital distribution and printing, to customers, could have a material adverse effect on Phoenix’s business. Further, if Phoenix’s major customers, in turn, are not able to secure large orders, they will not be able to place orders with Phoenix. A substantial decrease or interruption in business from Phoenix’s significant customers could result in write-offs or the loss of future business and could have a material adverse effect on Phoenix’s business.

Additionally, Phoenix purchases certain limited grades of paper for the production of their book and component products. If our suppliers reduce their supplies or discontinue these grades of paper, we may be unable to fulfill our contract obligations, which could have a material adverse effect on Phoenix’s business.

Fluctuations in the cost and availability of raw materials could increase Phoenix’s cost of sales.

Phoenix is dependent upon the availability of raw materials to produce its products. Phoenix primarily uses paper, ink and adhesives, and the price and availability of these raw materials are affected by numerous factors beyond Phoenix’s control. These factors include:

•	the level of consumer demand for these materials and downstream products containing or using these materials;

•	the supply of these materials and the impact of industry consolidation;

•	government regulation and taxes;

•	market uncertainty;

•	volatility in the capital and credit markets;

•	environmental conditions and regulations; and

•	political and global economic conditions.

Any material increase in the price of key raw materials could adversely impact Phoenix’s cost of sales or result in the loss of availability of such materials at reasonable prices. When these fluctuations result in significantly higher raw material costs, Phoenix’s operating results are adversely affected to the extent it is unable to pass on these increased costs to its customers or to the extent they materially affect customer buying habits. Significant fluctuations in prices for paper, ink and adhesives could, therefore, have a material adverse effect on Phoenix’s business.

Any disruption at Phoenix’s production facility could adversely affect its results of operations.

Phoenix is dependent on certain key production facilities and certain specialized machines. Any disruption of production capabilities due to unforeseen events, including mechanical failures, labor disturbances, weather or other force majeure events, at any of its principal facilities could adversely affect its business, results of operations, cash flows, and financial condition. Further, if any of the specialized equipment that Phoenix relies upon to make its products becomes inoperable, Phoenix may experience delays in its ability to fulfill customer orders, which could harm its relationships with its customers.

Phoenix is subject to environmental obligations and liabilities that could impose substantial costs upon Phoenix.

Phoenix’s operations are subject to a variety of federal, state, local and foreign laws and regulations governing emissions to air, discharge to water, the generation, handling, storage, transportation, treatment and disposal of hazardous substances and other materials, and employee health and safety matters. As an owner and operator of real property and a generator of hazardous substances, Phoenix may be subject to environmental cleanup liability, regardless of fault, pursuant to the Comprehensive Environmental Response, Compensation and Liability Act or analogous state laws, as well as to claims for harm to health or property or for natural resource damages arising out of contamination or exposure to hazardous substances. Some of Phoenix’s current or past operations have involved metalworking and plating, printing and other activities that have resulted in or could result in environmental conditions giving rise to liabilities. If Phoenix incurs significant expenses related to environmental cleanup or damages stemming from harm or alleged harm to health, property or natural resources arising from contamination or exposure to hazardous substances, Phoenix’s business may be materially and adversely affected.

Risks Related to our Businesses Generally and our Common Stock

Our ability to engage in some business transactions may be limited by the terms of our debt.

Our financing documents contain affirmative and negative financial covenants restricting ALJ, Faneuil, Carpets and Phoenix. Specifically, our loan facilities include covenants restricting ALJ’s, Faneuil’s, Carpets’ and Phoenix’s ability to:

•	incur additional debt;

•	make certain capital expenditures;

•	incur or permit liens to exist;

•	enter into transactions with affiliates;

•	guarantee the debt of other entities, including joint ventures;

•	merge or consolidate or otherwise combine with another company; or

•	transfer or sale of our assets.

ALJ’s, Faneuil’s, Carpets’ and Phoenix’s respective abilities to borrow under our loan arrangements depend upon their respective abilities to comply with certain covenants and borrowing base requirements. Our and our subsidiaries’ abilities to meet these covenants and requirements may be affected by events beyond our control, and we or they may not meet these obligations. The failure of any of us or our subsidiaries to comply with these covenants and requirements could result in an event of default under our loan arrangements that, if not cured or waived, could terminate such party’s ability to borrow further, permit acceleration of the relevant debt (and other indebtedness based on cross-default provisions) and permit foreclosure on any collateral granted as security under the loan arrangements, which includes substantially all of our assets. Accordingly, any default under our loan facilities could also result in a material adverse effect on us that may result in our lenders seeking to recover from us or against our assets. There can also be no assurance that the lenders will grant waivers on covenant violations if they occur. Any such event of default would have a material adverse effect on us.

We have substantial indebtedness and our ability to generate cash to service our indebtedness depends on factors that are beyond our control.

We currently have, and will likely continue to have, a substantial amount of indebtedness. Our indebtedness could, among other things, make it more difficult for us to satisfy our debt obligations, require us to use a large portion of our cash flow from operations to repay and service our debt or otherwise create liquidity problems, limit our flexibility to adjust to market conditions and place us at a competitive disadvantage. We expect to obtain the money to pay our expenses and pay the principal and interest on our indebtedness from cash flow from our operations and potentially from debt or equity offerings. Accordingly, our ability to meet our obligations depends on our future performance and capital raising activities, which will be affected by financial, business, economic and other factors, many of which are beyond our control. If our cash flow and capital resources prove inadequate to allow us to pay the principal and interest on our debt and meet our other obligations, we could face substantial liquidity problems and might be required to dispose of material assets or operations, restructure or refinance our debt, which we may be unable to do on acceptable terms, or forgo attractive business opportunities.

Changes in interest rates may increase our interest expense.

A portion of our current borrowings, namely the Cerberus Term Loan and Cerberus/PNC Revolver, $99.1 million and $2.5 million, respectively as of March 31, 2016, and potential future borrowings, are and may continue to be at variable rates of interest, tied to LIBOR or the Prime Rate of interest, thus exposing us to interest rate risk. As recently announced by the Federal Reserve Board, the federal funds rate is expected to increase in the near term, which may also have an impact on long-term rates. If interest rates do increase, our debt service obligations on our variable rate indebtedness could increase even if the amount borrowed remained the same, resulting in a decrease in our net income. For example, if interest rates increased in the future by 100 basis points, based on our current borrowings as of March 31, 2016, we would incur approximately an additional $1.0 million per annum in interest expense.

Account data breaches involving stored data or the misuse of such data could adversely affect our reputation, performance, and financial condition.

We provide services that involve the storage of non-public information. Cyber attacks designed to gain access to sensitive information are constantly evolving, and high profile electronic security breaches leading to unauthorized releases of sensitive information have occurred recently at a number of major U.S. companies, including several large retailers, despite widespread recognition of the cyber-attack threat and improved data protection methods. Any breach of the systems on which sensitive data and account information are stored or archived and any misuse by our employees, by employees of data archiving services or by other unauthorized users of such data could lead to damage to our reputation, claims against us and other potential increases in costs. If we are unsuccessful in defending any lawsuit involving such data security breaches or misuse, we may be forced to pay damages, which could materially and adversely affect our profitability and financial condition. Also, damage to our reputation stemming from such breaches could adversely affect our prospects. As the regulatory environment relating to companies’ obligations to protect such sensitive data becomes stricter, a material failure on our part to comply with applicable regulations could subject us to fines or other regulatory sanctions.

Some of our officers do not devote all of their time to us because of outside business interests, which could impair our ability to implement our business strategies and lead to potential conflicts of interest.

Jess Ravich, our Executive Chairman, is also the Group Managing Director of The TCW Group, an asset management firm. T. Robert Christ, our Chief Financial Officer, is also the Executive Vice President of Aristotle Inc., a political software company and age and identity verification company. While we believe that Messrs. Ravich and Christ are able to devote sufficient amounts of time to our business, the fact that Messrs. Ravich and Christ have outside business interests could lessen their focus on our business, and jeopardize our ability to implement our business strategies.

Additionally, some of our officers, in the course of their other business activities, may become aware of investments, business or other information which may be appropriate for presentation to us as well as to other entities to which they owe a fiduciary duty. They may also in the future become affiliated with entities that are engaged in business or other activities similar to those we intend to conduct. As a result, they may have conflicts of interest in determining to which entity particular opportunities or information should be presented. If, as a result of such conflict, we are deprived of investments, business or information, the execution of our business plan and our ability to effectively compete in the marketplace may be adversely affected.

We may not be able to consummate additional acquisitions and dispositions on acceptable terms or at all. Furthermore, we may not be able to integrate acquisitions successfully and achieve anticipated synergies, or the acquisitions and dispositions we pursue could disrupt our business and harm our financial condition and operating results.

As part of our business strategy, we intend to continue to pursue acquisitions and dispositions. Acquisitions and dispositions could involve a number of risks and present financial, managerial and operational challenges, including:

•	adverse developments with respect to our results of operations as a result of an acquisition which may require us to incur charges and/or substantial debt or liabilities;

•	disruption of our ongoing business and diversion of resources and management attention from existing businesses and strategic matters;

•	difficulty with assimilation and integration of operations, technologies, products, personnel or financial or other systems;

•	increased expenses, including compensation expenses resulting from newly hired employees and/or workforce integration and restructuring;

•	disruption of relationships with current and new personnel, customers and suppliers;

•	integration challenges related to implementing or improving internal controls, procedures and/or policies at a business that prior to the acquisition lacked the same level of controls, procedures and/or policies;

•	the assumption of certain known and unknown liabilities of the acquired business;

•	regulatory challenges or resulting delays; and

•	potential disputes (including with respect to indemnification claims) with the buyers of disposed businesses or with the sellers of acquired businesses, technologies, services or products.

We may not be able to consummate acquisitions or dispositions on favorable terms or at all. Our ability to consummate acquisitions will be limited by our ability to identify appropriate acquisition candidates, to negotiate acceptable terms for purchase and our access to financial resources, including available cash and borrowing capacity. In addition, we could experience financial or other setbacks if we are unable to realize, or are delayed in realizing, the anticipated benefits resulting from an acquisition, if we incur greater than expected costs in achieving the anticipated benefits or if any business that we acquire or invest in encounters problems or liabilities which we were not aware of or were more extensive than believed.

Our net operating loss carry-forwards could be substantially limited if we experience an “ownership change,” as defined in Section 382 of the Internal Revenue Code.

Our ability to utilize net operating losses (“NOLs”) and built in losses under Section 382 of the Code and tax credit carry-forwards to offset our future taxable income and/or to recover previously paid taxes would be limited if we were to undergo an “ownership change” within the meaning of Section 382 of the Code.

Section 382 of the Code contains rules that limit the ability of a company that undergoes an “ownership change,” which is generally any change in ownership of more than 50% of its stock over a three-year period, to utilize its NOLs and certain built-in losses recognized in years after the ownership change. These rules generally operate by focusing on ownership changes among stockholders owning directly or indirectly 5% or more of the stock of a company and any change in ownership arising from a new issuance of stock by the company.

If we undergo an ownership change for purposes of Section 382 as a result of future transactions involving our common stock, including purchases or sales of stock between 5% stockholders, our ability to use our NOLs and to recognize certain built-in losses would be subject to the limitations of Section 382. Depending on the resulting limitation, a significant portion of our NOLs could expire before we would be able to use them. At the end of our last fiscal year, September 30, 2015, we had an NOL carryforward for federal income tax purposes of approximately $162 million that expires from 2020 through 2028. Approximately $140 million of the carryforward expires in 2022. Our inability to utilize our NOLs would have a negative impact on our financial position and results of operations.

We do not believe we have experienced an “ownership change” as defined by Section 382 in the last three years. However, whether a change in ownership occurs in the future is largely outside of our control, and there can be no assurance that such a change will not occur.

In May 2009, we announced that our Board of Directors adopted a shareholder rights plan (the “Rights Plan”) designed to preserve stockholder value and the value of certain tax assets primarily associated with NOLs and built-in losses under Section 382 of the Code. We also amended our certificate of incorporation to add certain restrictions on transfers of our stock that may result in an ownership change under Section 382.

Our internal controls and procedures may be deficient.

Our internal controls and procedures, including the internal controls and procedures of our subsidiaries, may be subject to deficiencies or weaknesses. Remedying and monitoring internal controls and procedures distracts our management from its operations, planning, oversight and performance functions, which could harm our operating results. Additionally, any failure of our internal controls or procedures could harm our operating results or cause us to fail to meet our obligations to maintain adequate public information or to file periodic reports with the SEC, as applicable.

The concentration of our capital stock ownership with insiders will likely limit your ability to influence corporate matters.

Our executive officers and directors and their affiliated entities together beneficially own a majority of our outstanding common stock and our Executive Chairman owns approximately 40% of our outstanding common stock. As a result, these stockholders, if they act together or in a block, could have significant influence over most matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions, even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

We are an “emerging growth company” and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies.”

We qualify as an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). We shall continue to be deemed an emerging growth company until the earliest of:

(a) the last day of the fiscal year in which we have total annual gross revenues of $1 billion or more;

(b) the last day of the fiscal year of the issuer following the fifth anniversary of the date of the first sale of common equity securities of the issuer pursuant to an effective registration statement;

(c) the date on which we have issued more than $1 billion in non-convertible debt, during the previous 3-year period, issued; or

(d) the date on which we are deemed to be a large accelerated filer.

As an emerging growth company we will be subject to reduced public company reporting requirements. As an emerging growth company we are exempt from Section 404(b) of Sarbanes Oxley. Section 404(a) requires issuers to publish information in their annual reports concerning the scope and adequacy of the internal control structure and procedures for financial reporting. This statement shall also assess the effectiveness of such internal controls and procedures. Section 404(b) requires that the registered accounting firm shall, in the same report, attest to and report on the assessment on the effectiveness of the internal control structure and procedures for financial reporting.

As an emerging growth company we are also exempt from Section 14A (a) and (b) of the Securities Exchange Act of 1934 which require the shareholder approval of executive compensation and golden parachutes.

We have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(2) of the JOBS Act, that allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.

An active trading market for our common stock may never develop or be sustained.

On May 11, 2016, our stock began trading on the NASDAQ market under the ticker symbol “ALJJ.” We cannot assure you that an active trading market for our common stock will develop on NASDAQ or elsewhere or, if developed, that any market will be sustained. Accordingly, we cannot assure you that a liquid trading market will exist, that you will be able to sell your shares of our common stock when you wish, or that you will obtain your desired price for your shares of our common stock.

We cannot assure you that our common stock will continue to trade on NASDAQ.

Although our stock began trading on the NASDAQ, we cannot assure you that we will be able to maintain NASDAQ’s continued listing requirements.

Such a listing helps our stockholders by providing a readily available trading market with current quotations. Without that, stockholders may have a difficult time getting a quote for the sale or purchase of our stock, the sale or purchase of our stock would likely be made more difficult and the trading volume and liquidity of our stock would likely decline. In that regard, listing on a recognized national trading market such as NASDAQ will also affect our ability to benefit from the use of our operations and expansion plans, including the development of strategic relationships and acquisitions, which are critical to our business and strategy. Any failure to maintain NASDAQ’s continued listing requirements would result in negative publicity and would negatively impact our ability to raise capital in the future.

The market price of our common stock is volatile.

The market price of our common stock could fluctuate substantially in the future in response to a number of factors, including the following:

•	our quarterly operating results or the operating results of other companies in our industry;

•	changes in general conditions in the economy, the financial markets or our industry;

•	announcements by our competitors of significant acquisitions; and

•	the occurrence of various risks described in these Risk Factors.

Also, the stock market has experienced extreme price and volume fluctuations recently. This volatility has had a significant impact on the market prices of securities issued by many companies for reasons unrelated to their operating performance. These broad market fluctuations may materially adversely affect our stock price, regardless of our operating results.

Your share ownership may be diluted by the issuance of additional shares of our common or preferred stock in the future.

Your share ownership may be diluted by the issuance of additional shares of our common or preferred stock or securities convertible into common or preferred stock in the future. As of March 31, 2016, a total of 2,284,000 shares of our common stock are issuable pursuant to vested and outstanding options issued by us at a weighted-average exercise price of $2.15. It is probable that options to purchase our common stock will be exercised during their respective terms if the fair market value of our common stock exceeds the exercise price of the particular option. If the stock options are exercised, your share ownership will be diluted.

In addition, our board of directors may determine from time to time that we need to raise additional capital by issuing additional shares of our common stock or other securities. We are not restricted from issuing additional common stock or preferred stock, including any securities that are convertible into or exchangeable for, or that represent the right to receive, common or preferred stock. The issuance of any additional shares of common stock or preferred stock or securities convertible into, exchangeable for or that represent the right to receive common or preferred stock or the exercise of such securities could be substantially dilutive to shareholders of our common stock. New investors also may have rights, preferences and privileges that are senior to, and that adversely affect, our then current shareholders. Holders of our shares of common stock have no preemptive rights that entitle holders to purchase their pro rata share of any offering of shares of any class or series. The market price of our common stock could decline as a result of sales of shares of our common stock made after this offering or the perception that such sales could occur. We cannot predict or estimate the amount, timing or nature of our future offerings. Thus, our shareholders bear the risk of our future offerings reducing the market price of our common stock and diluting their stock holdings.

We do not currently plan to pay dividends to holders of our common stock.

We do not currently anticipate paying cash dividends to the holders of our common stock. Accordingly, holders of our common stock must rely on price appreciation as the sole method to realize a gain on their investment. There can be no assurances that the price of our common stock will ever appreciate in value.

The anti-takeover provisions of our stockholders rights plan may have the effect of delaying or preventing beneficial takeover bids by third parties.

We have a stockholder rights plan designed to preserve the value of certain tax assets primarily associated with our NOLs and built-in losses under Section 382. As of the end of our last fiscal year, September 30, 2015, we had approximately $162 million of NOLs. The use of such losses to offset federal income tax would be limited if we experience an “ownership change” under Section 382. This would occur if stockholders owning (or deemed under Section 382 to own) 5% or more of our stock by value increase their collective ownership of the aggregate amount of our stock by more than 50 percentage points over a defined period. The Rights Plan was adopted to reduce the likelihood of an “ownership change” occurring as defined by Section 382.

In connection with the Rights Plan, we declared a dividend of one preferred share purchase right for each share of its common stock outstanding as of the close of business on May 21, 2009. Pursuant to the Rights Plan, any stockholder or group that acquires beneficial ownership of 4.9 percent or more of our outstanding stock (an “Acquiring Person”) without the approval of our Board of Directors would be subjected to significant dilution of its holdings. Any existing stockholder holding 4.9% or more of our stock will not be considered an Acquiring Person unless such stockholder acquires additional stock; provided that existing stockholders actually known to us to hold 4.9% or more of its stock as of April 30, 2009 are permitted to purchase up to an additional 5% of our stock without triggering the Rights Plan. In addition, in its discretion, the Board of Directors may exempt certain persons whose acquisition of securities is determined by the Board of Directors not to jeopardize our deferred tax assets and may also exempt certain transactions. The Rights Plan will continue in effect until May 13, 2019, unless it is terminated or the preferred share purchase rights are redeemed earlier by the Board of Directors.

While the Rights Plan is intended to protect our NOLs and built-in losses under Section 382, it may also have the effect of delaying or preventing beneficial takeover bids by third parties.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) Not applicable.

(c) None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

None.

Item 6 - Exhibits

Exhibit Number	Description of Exhibit	Method of Filing

3.1	First Amendment to the Restated Certificate of Incorporation of ALJ Regional Holdings, Inc. as filed with the Secretary of State of the State of Delaware on June 1, 2010	Incorporated by reference to Exhibit 3.1 to Form 10-12B as filed February 2, 2016.

3.2	Restated Certificate of Incorporation of ALJ Regional Holdings, Inc. as filed with the Secretary of State of the State of Delaware on June 16, 2009	Incorporated by reference to Exhibit 3.2 to Form 10-12B as filed February 2, 2016.

3.3	Certificate of Ownership and Merger of YouthStream Media Networks, Inc. as filed with the Secretary of State of the State of Delaware on October 23, 2006	Incorporated by reference to Exhibit 3.3 to Form 10-12B as filed February 2, 2016.

3.4	Restated Bylaws of ALJ Regional Holdings, Inc., dated as of May 11, 2009	Incorporated by reference to Exhibit 3.4 to Form 10-12B as filed February 2, 2016.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (the Exchange Act)	Filed herewith

31.2	Certification of Chief Financial Officer and Principal Accounting Officer pursuant to Rule 13a-14(a) of the Exchange Act	Filed herewith

32.1	Certification of the Chief Executive Officer and the Chief Financial Officer and Principal Accounting Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALJ Regional Holdings, Inc.

Date: May 16, 2016

/s/ Jess Ravich
Jess Ravich
Executive Chairman
(Principal Executive Officer)

Date: May 16, 2016

/s/ T. Robert Christ
T. Robert Christ
Chief Financial Officer
(Principal Financial Officer)