Form 10-Q
period 2016-06-30
ALJ REGIONAL HOLDINGS INC
filed 2016-08-15
CIK 1438731

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission File Number: 001-37689

ALJ REGIONAL HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	13-4082185
(State or other jurisdiction of	(I.R.S.Employer
incorporation or organization)	Identification Number)

244 Madison Avenue, PMB #358

New York, NY 10016

(Address of principal executive offices, Zip code)

(212) 883-0083

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes    ☐    No  ☒

The number of shares of common stock, $0.01 par value per share, outstanding as of July 31, 2016 was 34,503,212.

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

ALJ REGIONAL HOLDINGS, INC

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED JUNE 30, 2016

PART I.  FINANCIAL INFORMATION

Item 1 - Financial Statements

ALJ REGIONAL HOLDINGS, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30,	September 30,
	2016	2015
	(unaudited)	*
ASSETS
Current assets:
Cash and cash equivalents	$3,868	$5,103
Accounts receivable, net	36,744	35,078
Inventories, net	6,916	6,173
Current portion of collateral deposits	—	2,000
Prepaid expenses and other current assets	3,153	3,049
Assets held for sale	—	688
Total current assets	50,681	52,091
Property, plant and equipment	46,452	50,260
Goodwill	52,523	52,523
Intangible assets, net	38,429	41,344
Deferred loan costs, net	3,273	3,675
Collateral deposits, less current portion	2,179	2,000
Other assets	3,709	392
Total assets	$197,246	$202,285
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,657	$7,346
Accrued expenses	9,832	10,454
Income taxes payable	590	183
Deferred revenue and customer deposits	3,354	1,454
Current portion of term loans	7,875	7,875
Current portion of capital lease obligations	1,325	830
Current portion of workers’ compensation reserve	1,058	1,027
Other current liabilities	698	471
Total current liabilities	33,389	29,640
Line of credit	—	21
Term loan payable, less current portion	86,250	95,156
Workers’ compensation reserve, less current portion	1,858	1,985
Capital lease obligations, less current portion	1,212	1,108
Deferred tax liability	8,197	8,180
Other non-current liabilities	1,493	1,809
Total liabilities	132,399	137,899
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.01 par value; total authorized – 5,000 shares; 1,000 shares authorized for Series A; 550 shares authorized for Series B; none issued and outstanding as of June 30, 2016 and September 30, 2015	—	—
Common stock, $0.01 par value; authorized – 100,000 shares; 34,503 issued and outstanding at June 30, 2016, respectively; 35,089 issued and 35,020 outstanding at September 30, 2015, respectively	345	351
Additional paid-in capital	270,021	272,000
Accumulated deficit	(205,519)	(207,694)
Treasury stock – 0 shares at June 30, 2016 and 69 shares at September 30, 2015, at cost	—	(271)
Total stockholders’ equity	64,847	64,386
Total liabilities and stockholders’ equity	$197,246	$202,285

*	Amounts derived from the audited financial statements for the year ended September 30, 2015.

See accompanying notes

ALJ REGIONAL HOLDINGS, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
Net revenue	$64,857	$48,711	$195,933	$151,764
Costs and expenses:
Cost of revenue	48,903	39,451	149,797	121,503
Selling, general, and administrative expense	11,962	8,211	36,798	23,095
(Gain) loss on disposal of assets, net	2	—	(117)	90
Total operating expenses	60,867	47,662	186,478	144,688
Operating income	3,990	1,049	9,455	7,076
Other expense:
Interest expense	(2,175)	(258)	(6,701)	(715)
Total other expense	(2,175)	(258)	(6,701)	(715)
Income before income taxes	1,815	791	2,754	6,361
Provision for income taxes	(407)	(114)	(579)	(686)
Net income	1,408	677	2,175	5,675
Net income attributable to non-controlling interest	—	(28)	—	(204)
Net income attributable to ALJ	$1,408	$649	$2,175	$5,471
Basic earnings per share of common stock	$0.04	$0.02	$0.06	$0.17
Diluted earnings per share of common stock	$0.04	$0.02	$0.06	$0.16
Weighted average shares of common stock outstanding:
Basic	34,698	32,222	34,902	32,071
Diluted	35,838	34,664	36,068	34,484

See accompanying notes

ALJ REGIONAL HOLDINGS, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Nine Months Ended June 30,
	2016	2015
Operating activities
Net income	$2,175	$5,675
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	9,590	4,699
Stock-based compensation expense	689	109
Provision for bad debts	300	—
Deferred income taxes	18	—
(Gain) loss on disposal of assets, net	(117)	90
Amortization of deferred loan costs	741	60
Changes in operating assets and liabilities:
Accounts receivable, net	(1,967)	(376)
Inventories, net	(743)	(830)
Collateral deposits	1,821	(124)
Prepaid expenses and other current assets	1,028	(339)
Deferred loan costs, net	(339)	—
Other assets	(1,713)	64
Accounts payable	1,308	(1,691)
Accrued expenses	(961)	(1,412)
Income tax payable	407	(48)
Deferred revenue and customer deposits	1,900	(1,242)
Workers’ compensation reserve	(96)	(7)
Other current liabilities	(97)	508
Other liabilities	(316)	(79)
Cash provided by operating activities	13,628	5,057
Investing activities
Proceeds from sale of assets	945	60
Capital expenditures	(3,183)	(5,064)
Cash used by investing activities	(2,238)	(5,004)
Financing activities
Net (payments) proceeds on line of credit	(21)	2,333
Payments on term loan	(8,906)	—
Repurchase of common stock	(2,063)	(955)
Payments on financed insurance premiums	(806)	—
Payments on notes payable	—	(4,907)
Net proceeds from stock option exercise	—	841
Payments on capital leases	(829)	(372)
Cash used by financing activities	(12,625)	(3,060)
Change in cash and cash equivalents	(1,235)	(3,007)
Cash and cash equivalents at beginning of period	5,103	10,078
Cash and cash equivalents at end of period	$3,868	$7,071
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Taxes	$155	$1,002
Interest	$5,991	$690
Non-cash investing and financing activities:
Capital equipment purchases financed with capital leases	$1,427	$2,471
Financed insurance premiums	$1,131	$—

See accompanying notes

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Basis of Presentation

Organization

ALJ Regional Holdings, Inc. (including subsidiaries, referred to collectively in this Report as “ALJ,” and “Company”) is a holding company.  ALJ’s primary assets as of June 30, 2016, were all of the outstanding capital stock of the following companies:

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

ALJ has organized its business and corporate structure along the following business segments: Faneuil, Carpets, and Phoenix. ALJ is reported as corporate overhead.

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

The Company has made estimates and judgments affecting the amounts reported in its condensed consolidated financial statements and the accompanying notes.  Significant estimates and assumptions by management are used for, but are not limited to, determining the fair value of assets and liabilities, including intangible assets acquired and allocation of purchase price, useful lives, carrying value and recoverability of long-lived and intangible assets, the recoverability of goodwill, the realizability of deferred tax assets, stock-based compensation, the allowance for doubtful accounts and inventory reserves, and calculation of insurance reserves.  Actual results may differ materially from estimates. The interim financial information is unaudited but reflects all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly ALJ’s results of operations and financial position for the interim period.  The results of operations for the three or nine months ended June 30, 2016, are not necessarily indicative of the results expected for future quarters or the full year.

For a complete summary of ALJ’s significant accounting policies, please refer to Note 2, “Nature of Operations and Summary of Significant Accounting Policies,” included with ALJ’s audited financial statements and notes thereto for the year ended September 30, 2015, filed with the Securities and Exchange Commission on February 2, 2016.  There have been no material changes to significant accounting policies during the nine months ended June 30, 2016.

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. Recent Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09 "Revenue from Contracts with Customers," (“ASU 2014-09”). ASU 2014-09 supersedes the revenue recognition requirements in FASB Accounting Standards Codification (“ASC”) topic “Revenue Recognition (Topic 605)” and creates a new ASC topic “Revenue from Contracts with a Customer (Topic 606).”  This guidance requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. As currently issued and amended, ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, though early adoption is permitted for annual reporting periods beginning after December 15, 2016.  Management is currently evaluating the effect that ASU 2014-09 will have on the Company’s consolidated financial statements and related disclosures.

In February 2015, the FASB issued ASU 2015-02 "Consolidation (Topic 810): Amendments to the Consolidation Analysis," (“ASU 2015-02”).  ASU 2015-02 changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. It is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period.  Management does not believe the adoption of ASU 2015-02 will have a material effect on the Company’s consolidated financial statements and related disclosures.

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

In July 2015, the FASB issued ASU 2015-11, 'Simplifying the Measurement of Inventory (Topic 330): Simplifying the Measurement of Inventory,” (“ASU 2015-11”). The amendments in ASU 2015-11 require an entity to measure inventory at the lower of cost or market. Market could be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin. The amendments do not apply to inventory that is measured using last-in, first out (LIFO) or the retail inventory method.  The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost. The amendments in ASU 2015-11 are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The amendments should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The Company is currently evaluating the impact of ASU 2015-11 and its impact on its consolidated financial statements and related disclosures.

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

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3. Concentration Risks

Cash

The Company maintains its cash balances in accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes there is little or no exposure to any significant credit risk.

Major Customers and Accounts Receivable

ALJ had customers that represented more than 10% of consolidated revenues as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
Customer A	19.3%	26.2%	19.0%	25.3%
Customer B	**	**	**	11.2
Customer C	**	**	**	10.6

**	Less than 10% of consolidated net revenues.

Additionally, each of ALJ’s segments had customers that represent more than 10% of their respective revenues as described below.

Faneuil.  The percentage of Faneuil net revenues derived from its significant customers was as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
Customer A	38.9%	35.3%	37.2%	32.2%
Customer B	**	12.1	12.8	14.2
Customer C	**	**	**	13.5

**	Less than 10% of Faneuil net revenues.

Trade receivables from these customers totaled $8.4 million on June 30, 2016.  As of June 30, 2016, all Faneuil accounts receivable were unsecured.  The risk with respect to accounts receivable is mitigated by credit evaluations performed on customers and the short duration of payment terms extended to customers.

Carpets.  The percentage of Carpets net revenues derived from its significant customers was as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
Customer A	27.8%	25.0%	29.3%	23.3%
Customer B	27.1	27.0	24.9	27.8

Trade receivables from these customers totaled $1.6 million on June 30, 2016.  As of June 30, 2016, all Carpets accounts receivable were unsecured.  The risk with respect to accounts receivable is mitigated by credit evaluations performed on customers and the short duration of payment terms extended to customers.

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Phoenix.  The percentage of Phoenix net revenues derived from its significant customers was as follows:

	Three Months Ended	Nine Months Ended
	June 30, 2016	June 30, 2016
Customer A	16.6%	12.9%
Customer B	15.2	19.7
Customer C	12.5	**
Customer D	11.1	**

**	Less than 10% of Phoenix net revenues.

Trade receivables from these customers totaled $2.5 million on June 30, 2016.  As of June 30, 2016, all Phoenix accounts receivable were unsecured.  The risk with respect to accounts receivable is mitigated by credit evaluations performed on customers and the short duration of payment terms extended to customers.

Supplier Risk

ALJ did not have any suppliers that represented more than 10% of consolidated inventory purchases.   However, two of ALJ’s segments had suppliers that represented more than 10% of their respective inventory purchases as described below.

Carpets.  The percentage of Carpets inventory purchases from its significant suppliers was as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
Supplier A	18.0%	19.0%	18.1%	20.6%
Supplier B	14.2	21.0	18.9	13.2
Supplier C	11.5	14.9	12.4	14.5
Supplier D	**	**	**	11.0

**	Less than 10% of Carpets inventory purchases.

If these suppliers were unable to provide materials on a timely basis, Carpets management believes alternative suppliers could provide the required materials with minimal disruption to the business.

Phoenix.  The percentage of Phoenix inventory purchases from its significant suppliers was as follows:

	Three Months Ended	Nine Months Ended
	June 30, 2016	June 30, 2016
Supplier A	32.3%	31.1%
Supplier B	15.3	12.8
Supplier C	**	11.4

**	Less than 10% of Phoenix inventory purchases.

If these suppliers were unable to provide materials on a timely basis, Phoenix management believes alternative suppliers could provide the required supplies with minimal disruption to the business.

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4. Composition of Certain Financial Statement Captions

Accounts Receivable, Net

The following table summarizes accounts receivable at the end of each reporting period (in thousands):

	June 30,	September 30,
	2016	2015
Accounts receivable	$35,657	$34,813
Unbilled receivables	1,647	579
	37,304	35,392
Less: Allowance for doubtful accounts	(560)	(314)
	$36,744	$35,078

As of June 30, 2016, Faneuil had a past due receivable, net of a $0.35 million allowance, in the amount of $4.6 million from one customer. During the three months ended June 30, 2016, this customer presented Faneuil with offsetting invoices for $3.2 million, which in management’s opinion are without merit.  The Company is vigorously defending its position and has retained an attorney to assist with bringing the account current and resolve the offsetting invoices, while continuing the business relationship.  The Company has included its best estimate of an appropriate amount in the allowance for doubtful accounts to cover any additional costs of collection.  It is possible that resolution will require legal action with an uncertain outcome.

Inventories, Net

The following table summarizes inventories at the end of each reporting period (in thousands):

	June 30,	September 30,
	2016	2015
Raw materials	$2,610	$2,569
Semi-finished goods/Work in process	1,491	1,942
Finished goods	2,983	1,906
	7,084	6,417
Less: Allowance for obsolete inventory	(168)	(244)
	$6,916	$6,173

Property, Plant and Equipment

The following table summarizes property, plant and equipment at the end of each reporting period (in thousands):

	June 30,	September 30,
	2016	2015
Computer and office equipment	$7,321	$6,850
Software	6,958	5,595
Furniture and fixtures	2,874	2,548
Leasehold improvements	5,592	4,318
Construction in process	—	1,261
Vehicles	74	74
Land	9,167	9,167
Building and improvements	15,053	15,033
Machinery and equipment	13,803	13,161
	60,842	58,007
Less: Accumulated depreciation and amortization	(14,390)	(7,747)
	$46,452	$50,260

Property, plant and equipment depreciation and amortization expense was $2,290,000 and $1,142,000 for the three months ended June 30, 2016 and 2015, respectively, and $6,674,000 and $3,319,000 for the nine months ended June 30, 2016 and 2015, respectively.

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Goodwill

The following table summarizes goodwill by reportable segment at the end of each reporting period (in thousands):

	June 30,	September 30,
	2016	2015
Faneuil	$19,729	$19,729
Carpets	2,555	2,555
Phoenix	30,239	30,239
	$52,523	$52,523

Intangible Assets

The following table summarizes identified intangible assets at the end of each reporting period (in thousands):

	June 30, 2016			September 30, 2015
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer relationships	$30,480	$(4,191)	$26,289	$30,480	$(2,320)	$28,160
Trade names	10,630	(605)	10,025	10,630	(289)	10,341
Internal software	580	(261)	319	580	(189)	391
Non-compete agreements	3,070	(1,274)	1,796	3,070	(618)	2,452
	$44,760	$(6,331)	$38,429	$44,760	$(3,416)	$41,344

Intangible asset amortization expense was $972,000 and $465,000 for the three months ended June 30, 2016 and 2015, respectively, and $2,916,000 and $1,379,000 for the nine months ended June 30, 2016 and 2015, respectively.

The following table presents expected future amortization expense for the remainder of 2016 and yearly thereafter (in thousands):

Estimated Future Amortization
2016	$952
2017	3,808
2018	3,534
2019	3,335
2020	3,211
Thereafter	23,589
$38,429

Accrued Liabilities

The following table summarizes accrued liabilities at the end of each reporting period (in thousands):

	June 30,	September 30,
	2016	2015
Accrued compensation and related taxes	$4,882	$6,713
Rebates payable	1,333	1,444
Medical and benefit-related expense payables	520	770
Interest payable	625	656
Deferred rent	150	137
Other	2,322	734
	$9,832	$10,454

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Workers’ Compensation Reserve

Faneuil.  Faneuil is self-insured for workers’ compensation claims up to $350,000 per incident, and maintains insurance coverage for costs above the specified limit. Faneuil is self-insured for health insurance claims up to $150,000 per incident, and maintains insurance coverage for costs above the specified limit. Reserves have been provided for workers’ compensation and health claims based upon insurance coverages, third party actuarial analysis, and management’s judgment.

Carpets.  Carpets maintains outside insurance to cover workers’ compensation claims.

Phoenix. Before the acquisition of Phoenix by ALJ, Phoenix was self-insured for workers’ compensation under their parent company for claims up to $500,000 per incident, and maintains coverage for costs above the specified limit.  After the acquisition, Phoenix changed to a fully insured plan.

5. Earnings Per Share

ALJ computed basic and diluted earnings per common share for each period as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
Net income attributable to ALJ	$1,408	$649	$2,175	$5,471
Weighted average shares of common stock outstanding - basic	34,698	32,222	34,902	32,071
Potentially dilutive effect of options to purchase common stock	1,140	2,442	1,166	2,413
Weighted average shares of common stock outstanding – diluted	35,838	34,664	36,068	34,484
Basic earnings per share of common stock	$0.04	$0.02	$0.06	$0.17
Diluted earnings per share of common stock	$0.04	$0.02	$0.06	$0.16

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

6. Debt

Term Loan and Line of Credit

Effective August 14, 2015, ALJ entered into a financing agreement (“Financing Agreement”) with Cerberus Business Finance, LLC (“Cerberus”), to borrow $105.0 million in a term loan (“Cerberus Term Loan”) and have available up to $30.0 million in a revolver (“Cerberus/PNC Revolver”), collectively (“Cerberus Debt”).  The proceeds were used to fund the acquisition of Phoenix, to refinance the outstanding debt of ALJ, Faneuil and Carpets, and to provide working capital facilities to all three of ALJ’s subsidiaries and ALJ.

During the nine months ended June 30, 2016, the Cerberus Term Loan accrued interest at an annual interest rate of 7.5%.   Interest payments are due in arrears on the first day of each month.  Quarterly principal payments of approximately $2.0 million are due on the last day of each fiscal quarter.  Annual principal payments equal to 75% of ALJ’s excess cash flow, as defined in the Financing Agreement, are due beginning September 30, 2016.  A final balloon payment is due at maturity, August 14, 2020.  There is a prepayment penalty equal to 3%, 2%, and 1% of any amounts prepaid within the first, second and third years of the loan, respectively.  ALJ may make payments against the loan with no penalty up to $10 million.  During the three months ended June 30, 2016, ALJ made a non-mandatory principal payment of $3.0 million.  As of June 30, 2016, ALJ’s balance on the outstanding term loan to Cerberus was $94.1 million.

During the nine months ended June 30, 2016, the Cerberus/PNC Revolver accrued interest on the outstanding balance at an annual interest rate of 7.5%.  Interest payments are due in arrears on the first day of each month. ALJ has the option to prepay (and re-borrow) the outstanding balance of the Cerberus/PNC Revolver, without penalty. Each subsidiary has the ability to borrow under the revolver (up to $30.0 million in the aggregate for all subsidiaries combined) but limited to 85% of eligible receivables. The

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Cerberus/PNC Revolver carries an unused fee of 0.5%. Additionally, the Cerberus/PNC Revolver provides for a sublimit for letters of credit up to $15.0 million. Faneuil had a $2.2 million letter of credit under the Financing Agreement as of June 30, 2016.  The Cerberus/PNC Revolver has a final maturity date of August 14, 2020.  As of June 30, 2016, ALJ had a zero balance on its outstanding line of credit.

The Cerberus Debt is secured by substantially all the Company’s assets.  The Cerberus Debt includes certain limitations including the Company’s ability to incur debt, grant liens, initiate certain investments, declare dividends, and dispose of assets.  The Cerberus Debt also requires ALJ to comply with debt covenants. As of June 30, 2016, ALJ was in compliance with all debt covenants and had unused borrowing capacity of $15.8 million.

During July 2016 ALJ entered into the First Amendment to the Financing Agreement.  See Note 11.

Capital Lease Obligations

Faneuil leases equipment under non-cancelable capital leases. As of June 30, 2016, future minimum payments under non-cancelable capital leases with initial or remaining terms of one year or more are as follows (in thousands):

Year Ending June 30,	Estimated Future Payments
2017	$1,401
2018	982
2019	264
Total minimum required payments	2,647
Less: current portion of capital lease obligations	(1,325)
Less: imputed interest	(110)
Capital lease obligations, less current portion	$1,212

7. Commitments and Contingencies

Operating Leases

The Company leases real estate, equipment, and vehicles under noncancellable operating leases. As of June 30, 2016, future minimum rental commitments under noncancellable leases were as follows (in thousands):

Year Ending June 30,	Future Minimum Lease Payments
2017	$4,342
2018	3,124
2019	2,052
2020	1,293
2021	880
$11,691

Employment Agreements

ALJ maintains employment agreements with certain key executive officers that provide for a base salary and annual bonus to be determined by the Board of Directors.  The agreements also provide for termination payments, which includes base salary and performance bonus, stock options, non-competition provisions, and other terms and conditions of employment.  As of June 30, 2016, termination payments related to base salary totaled $1,125,000.

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Surety Bonds

As part of Faneuil’s normal course of operations, certain customers require surety bonds guaranteeing the performance of a contract.  As of June 30, 2016, the face value of such surety bonds, which represents the maximum cash payments that Faneuil would have to make under certain circumstances of non-performance, was $22,584,000.  To date, Faneuil has not made any non-performance payments.

Litigation, Claims, and Assessments

As of June 30, 2016, Faneuil is a defendant in actions for matters arising out of normal business operations. Faneuil is also named as a defendant in a proposed class action filed in the United States District Court for the Eastern District of Virginia. The case, styled Brown, et al., v. Transurban USA, Inc., et al., was filed on April 15, 2015.  The parties have reached a tentative settlement and the Court has given preliminary approval to the settlement.  The parties are in the process of notifying potential class members of the proposed settlement and receiving final approval of the settlement.  Faneuil’s outside counsel estimated that the maximum exposure was $90,000.  As such, Faneuil accrued $90,000 during the nine months ended June 30, 2016.

Faneuil is also a defendant in a proposed Fair Labor Standards Act collection action case filed in the United States District Court for the Eastern District of Virginia.  The case, styled McNeil v. Faneuil, Inc. remains pending before the Court.  The Court granted conditional certification for a class of employees who worked in Faneuil’s Virginia facilities; however, the parties conducted discovery regarding the proper scope of a potential class and the Plaintiffs have moved for Conditional Nationwide Class Certification.  The motion has been briefed and the parties are awaiting oral argument and a decision on the matter.  The parties are also continuing factual discovery related to liability and damages issues.

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

8. Equity

Common Stock Activity during the Nine Months Ended June 30, 2016

ALJ repurchased 516,520 shares of ALJ common stock at an average price of $3.99 per share.

ALJ retired 585,454 shares of common stock.

Common Stock Activity during the Nine Months Ended June 30, 2015

ALJ issued 2,041,000 shares of common stock upon the exercise of employee stock options.

ALJ repurchased 235,367 shares of common stock at an average price of $4.06 per share.

ALJ retired 455,994 shares of common stock.

Equity Incentive Plans

ALJ’s equity incentive plans are broad-based, long-term programs intended to attract and retain talented employees and align stockholder and employee interests.

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Stock-Based Compensation.

The following table sets forth the total stock-based compensation expense included in ALJ’s Statements of Income (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
Stock options	$149	$36	$349	$109
Restricted stock	115	—	340	—
Total stock-based compensation expense	$264	$36	$689	$109

At June 30, 2016, ALJ had approximately $763,000 of total unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of approximately 2.1 years.

Stock Option Awards.  ALJ had no stock option awards during the nine months ended June 30, 2016.

The “intrinsic value” of options is the excess of the value of ALJ stock over the exercise price of such options.  The total intrinsic value of options outstanding (of which all are vested or expected to vest) was approximately $6,513,000 at June 30, 2016.

Restricted Stock Awards.  In December 2015, ALJ’s board of directors approved a director compensation package that included an annual restricted stock award (“RSA”) with a value of $40,000 for each outside director.  Additionally the Board of Directors approved an RSA for ALJ’s Executive Chairman with a value of $100,000.  The total value of the RSAs, $340,000, was expensed during the nine months ended June 30, 2016.

During July 2016, ALJ stockholders approved a new equity incentive plan.  See Note 11.

9. Related-Party Transactions

Harland Clarke Holdings Corp. (“Harland Clarke”), a stockholder who owns ALJ shares in excess of five percent, has contracted with Faneuil to provide call center services to support Harland Clarke’s banking-related products and managed print services. Faneuil recognized revenue from Harland Clarke totaling $262,000 and $556,000 for the three months ended June 30, 2016 and 2015, respectively, and $1,033,000 and $2,017,000 for the nine months ended June 30, 2016 and 2015, respectively.   Total accounts receivable from Harland Clarke at June 30, 2016 was $189,000.

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

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Net revenue and operating income by reportable segment for each period were as follows (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
Net Revenue:
Faneuil	$32,070	$36,231	$99,814	$119,327
Carpets	12,562	12,480	35,651	32,437
Phoenix	20,225	—	60,468	—
Consolidated net revenues	$64,857	$48,711	$195,933	$151,764
Operating Income (Loss):
Faneuil	$1,336	$1,468	$3,486	$8,432
Carpets	418	(157)	60	(534)
Phoenix	3,244	—	9,320	—
ALJ	(1,008)	(262)	(3,411)	(822)
Consolidated operating income	$3,990	$1,049	$9,455	$7,076

Geographic Information

Substantially all assets were located in the United States.  Substantially all revenue was earned in the United States.

11. Subsequent Events

Shareholder Approval of New Equity Incentive Plan

On July 11, 2016, ALJ shareholders approved ALJ’s Omnibus Equity Incentive Plan (“2016 Plan”), which allows ALJ and its subsidiaries to grant securities of ALJ to officers, employees, directors or consultants.  ALJ believes that equity-based compensation is fundamental to attracting, motivating and retaining highly-qualified dedicated employees who have the skills and experience required to achieve business goals.  Further, ALJ believes the 2016 Plan aligns the compensation of directors, officers and employees with shareholder interest.

The 2016 Plan is administered by ALJ’s Compensation, Nominating and Corporate Governance Committee (“Committee”) of the Board.  The maximum aggregate number of common stock shares that may be granted under the 2016 Plan is 2,000,000.  The 2016 Plan generally provides for the grant of qualified or nonqualified stock options, restricted stock and restricted stock units, unrestricted stock, stock appreciation rights, performance awards and other awards.  The Committee has full discretion to set the vesting criteria.  The exercise price of a stock option may not be less than 100% of the fair market value of ALJ’s common stock on the date of grant. The 2016 Plan prohibits the repricing of outstanding stock options without prior shareholder approval. The term of stock options granted under the 2016 Plan may not exceed ten years.  Awards are subject to accelerated vesting upon a change in control in the event the acquiring company does not assume the awards.

The Board may amend, alter, or discontinue the 2016 Plan, but shall obtain shareholder approval of any amendment as required by applicable law or stock exchange listing requirements.

Acquisition of Color Optics

On July 18, 2016, Phoenix acquired certain assets and assumed certain liabilities from AKI, Inc. (“AKI”) in respect of AKI’s Color Optics division (“Color Optics”) for $6.9 million cash.  Color Optics is a leading printing and packaging solutions business servicing the beauty, fragrance, cosmetic and consumer-packaged goods markets.  The purchase of Color Optics complements Phoenix’s current product offerings and will allow Phoenix to expand and diversify its product offerings by leveraging its existing core competencies.

ALJ will allocate the total purchase price based on management’s estimated fair value of the assets received and liabilities assumed at the date of acquisition.  The excess purchase price will be recorded as goodwill.  Management has retained an outside appraisal firm to assist with the valuation, which is currently in process.  Management estimates intangible assets and goodwill of approximately $0.9 million.

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Amended Term Loan and Line of Credit

On July 18, 2016, in connection with the Color Optics acquisition, ALJ entered into the First Amendment (“First Amendment”) to the Financing Agreement (see Note 6), which increased borrowings under Cerberus Term Loan by $10.0 million and modified certain covenants to reflect the Company’s consolidated business following the Color Optics acquisition.

ALJ used the proceeds to (1) fund the purchase of Color Optics, (2) pay up to $1.7 million in the aggregate for employee severance expenses incurred and capital expenditures made in connection with the Color Optics acquisition, (3) repay up to $1.0 million in principal amount of Cerberus/PNC Revolver, and (4) fund ALJ’s general corporate and working capital, and pay expenses related to the First Amendment.  Quarterly loan payments increase from approximately $2.0 million to $2.2 million beginning September 30, 2016.  The First Amendment did not impact the final maturity date of August 14, 2020.

The Company paid First Amendment fees totaling $220,000, which will be deferred and amortized to interest expense using the effective interest method over the life of the First Amendment.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

•	Overview. Discussion of our business and overall analysis of financial and other highlights affecting us to provide context for the remainder of MD&A.
•	Results of Operations. An analysis of our financial results comparing the three and nine months ended June 30, 2016 to the three and nine months ended June 30, 2015.
•	Liquidity and Capital Resources. An analysis of changes in our cash flows and discussion of our financial condition and liquidity.
•	Contractual Obligations. Discussion of our contractual obligations as of June 30, 2016.
•	Off-Balance Sheet Arrangements. Discussion of our off-balance sheet arrangements as of June 30, 2016.
•

Critical Accounting Policies and Estimates.  This section provides a discussion of the significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.

The following discussion should be read in conjunction with our consolidated financial statements and accompanying notes included in “Part I, Item 1 – Financial Statements.”  The following discussion contains a number of forward-looking statements that involve a number of risks and uncertainties. Words such as "anticipates," "expects," "intends," "goals," "plans," "believes," "seeks," "estimates," "continues," "may," "will," "should," and variations of such words and similar expressions are intended to identify such forward-looking statements. Such statements are based on our current expectations and could be affected by the risk and uncertainties described in “Item 1A - “Risk Factors.”  Our actual results may differ materially.

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

During the nine months ended June 30, 2016, each of our subsidiaries either secured or extended long-term contracts with significant customers to provide additional products and services. Our increased sales efforts have provided large contract wins for Faneuil and Carpets.  Faneuil won a new health benefit exchange contract and a commercial utility contract while Carpets significantly expanded its existing contract with one of the largest builders in Las Vegas.

We continue to see our business evolve as we execute our strategy of buying attractively-valued companies, such as our July 18, 2016 acquisition of Color Optics, a leading printing and packaging solutions enterprise servicing the beauty, fragrance, cosmetic and consumer-packaged goods markets.  In analyzing the financial impact of any potential acquisition, we focus on earnings, operating margin, cash flow and return on invested capital targets. We hire successful and experienced management teams to run each of our operating companies and incentivize them to drive higher profits. We are focused on increasing our revenues at each of our operating subsidiaries by investing in sales and marketing and expanding into new products and markets, evaluating and executing on tuck-in acquisitions, while continually examining our cost structures to drive higher profits.

On May 11, 2016, our stock began trading on the NASDAQ market under the ticker symbol “ALJJ.” We believe our investment, which included approximately $1.0 million in expenses, of which $0.7 million are non-recurring, to uplist our stock will provide greater liquidity for our investors and allow us to better leverage our stock for future acquisitions.

Results of Operations

Our financial statements reflect the operations of Faneuil and Carpets throughout all periods presented, and Phoenix from August 9, 2015.

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

The following table sets forth certain consolidated condensed statements of income data as a percentage of net revenue for each period as follows (in thousands, except per share amounts):

	Three Months Ended June 30, 2016		Three Months Ended June 30, 2015
		% of		% of
	Dollars	Net Revenues	Dollars	Net Revenues
Net revenue (1)
Faneuil	$32,070	49.4%	$36,231	74.4%
Carpets	12,562	19.4	12,480	25.6
Phoenix	20,225	31.2	—	—
Consolidated	64,857	100.0	48,711	100.0
Cost of revenue (2)
Faneuil	25,274	78.8	28,992	80.0
Carpets	10,020	79.8	10,459	83.8
Phoenix (3)	13,609	67.3	—	—
Consolidated	48,903	75.4	39,451	81.0
Selling, general and administrative expense(2)
Faneuil	3,924	12.2	4,370	12.1
Carpets	1,960	15.6	1,971	15.8
Phoenix	2,757	13.6	—	—
ALJ	1,008	—	262	—
Consolidated	9,649	14.9	6,603	13.6
Depreciation and amortization(2)
Faneuil	1,536	4.8	1,401	3.9
Carpets	164	1.3	207	1.7
Phoenix (4)	613	3.0	—	—
Consolidated	2,313	3.6	1,608	3.3
Gain (loss) on disposal of assets, net
Carpets	—	—	—	—
Phoenix	(2)	(0.0)	—	—
Segment operating income (loss) (2)
Faneuil	1,336	4.2	1,468	4.1
Carpets	418	3.3	(157)	(1.3)
Phoenix	3,244	16.0	—	—
ALJ	(1,008)	—	(262)	—
Consolidated	3,990	6.2	1,049	2.2
Interest expense (5)	(2,175)	(3.4)	(258)	(0.5)
Provision for income tax (5)	(407)	(0.6)	(114)	(0.2)
Net income attributable to non-controlling interest (5)	—	—	(28)	(0.1)
Net income attributable to ALJ (5)	$1,408	2.2	$649	1.3
Basic earnings per share of common stock	$0.04		$0.02
Diluted earnings per share of common stock	$0.04		$0.02

(1)	Percentage is calculated as segment revenue divided by consolidated revenue.
(2)	Percentage is calculated as a percentage of the respective segment revenue.
(3)	Includes depreciation expense of $949,000.
(4)	Primarily amortization of intangible assets. Total depreciation and amortization for Phoenix including depreciation expense captured in cost of revenue was $1,562,000.
(5)	Percentage is calculated as a percentage of consolidated revenue.

Net Revenues

Faneuil Net Revenue

Faneuil net revenue for the three months ended June 30, 2016, was $32.1 million, a decrease of $4.2 million, or 11.5%, compared to net revenue of $36.2 million for the three months ended June 30, 2015.  The decrease in net revenue was attributable to a $1.5 million increase in new customer revenue offset by a $2.4 million reduction in operational revenues from existing customers during the period, primarily within Faneuil’s healthcare vertical, and a reduction in revenue of $3.2 million from customer contracts that concluded in 2015.   During the remainder of fiscal 2016, Faneuil will begin to ramp up operations on several contracts, including a large multi-year contract with a utility provider which will contribute to additional revenues in the near term.  In connection with such ramp up, Faneuil incurred expenses during the three months ended June 30, 2016 with no corresponding revenue.

Faneuil backlog, which represents multi-year contract deliverables, was $265.3 million and $21.7 million as of June 30, 2016 and 2015, respectively.

Carpets Net Revenue

Carpets net revenue for the three months ended June 30, 2016 was $12.6 million, an increase of $0.1 million, or 0.7%, over net revenue of $12.5 million for the three months ended June 30, 2016.  The slight increase was primarily attributable to two builders adding cabinets and more homes to their existing contracts.  Carpets revenue is primarily impacted by the performance of the Las Vegas housing market, which has trended upwards since the beginning of the year.  Additionally, Carpets has leveraged its relationship with several large builders to provide multiple products to such builders, which may positively impact revenue in the near term.  Carpets also signs large commercial contracts occasionally, which may impact quarterly revenue.

Phoenix Net Revenues

Phoenix net revenue for the three months ended June 30, 2016 was $20.2 million.  During calendar 2016, Phoenix has renewed or extended contracts with its three largest customers for additional terms ranging from two to four years.  These extensions provide for combined expected net revenues during the additional terms of over $100 million. In connection with these extensions, Phoenix agreed to lower pricing effective January 1, 2016 in exchange for higher sales volume guarantees over the life of the contracts.

Cost of Revenue

Faneuil Cost of Revenue

Faneuil cost of revenue for the three months ended June 30, 2016 was $25.3 million, a decrease of $3.7 million, or 12.8%, compared to cost of revenue of $29.0 million for the three months ended June 30, 2015.  The decrease in cost of revenue was attributable to a $2.1 million reduction in operational costs from existing customers during the period, a reduction in cost of revenue of $2.6 million from customer contracts that concluded in 2015, offset by a $1.0 million increase in new customer costs.

Carpets Cost of Revenue

Carpets cost of revenue for the three months ended June 30, 2016 was $10.0 million, a decrease of $0.4 million, or 4.2%, compared to cost of revenue of $10.5 million for the three months ended June 30, 2015.  Cost of revenue as a percentage of revenue was 79.8% and 83.8% for the three months ended June 30, 2016 and 2015, respectively.  The decrease in cost of revenue as a percentage of revenue was attributable to Carpets’ ability to take advantage of early payment discounts and increased rebates.  These discounts and rebates are a function of an improved cash position that allows Carpets to take payment terms and increased rebates based on increased product purchases, mainly cabinets.

Phoenix Cost of Revenue

Phoenix cost of revenue for the three months ended June 30, 2016 was $13.6 million, which included $0.9 million of depreciation and amortization expense.  Depreciation and amortization expense relates to printing presses and other machinery used during the printing process.  Phoenix expects to experience increases in its depreciation and amortization expenses as it has budgeted to install new equipment over the next year.

Selling, General and Administrative Expense

Faneuil Selling, General and Administrative Expense

Faneuil selling, general and administrative expense for the three months ended June 30, 2016 was $3.9 million, a decrease of $0.4 million, or 10.2%, compared to $4.4 million for the three months ended June 30, 2015.  Faneuil selling, general and administrative expense decreased as a result of $0.6 million in facility holdover and technology related expenses related to healthcare and utility contracts, a $0.1 million decrease in expenses related to customer contracts that terminated in 2015, slightly offset by a $0.1 million increase in expenses related to new customers and a $0.25 million increase in provision for bad debts.

Carpets Selling, General and Administrative Expense

Carpets selling, general and administrative expense was $2.0 million for both the three months ended June 30, 2016 and June 30, 2015.  Payroll and payroll-related expenses increased $0.2 million due to an increase in headcount to grow the cabinet division and support higher revenues.  This increase was offset by a $0.1 million reduction to bad debt expense and $0.1 million reduction to financial consultant fees.  Carpets invested heavily in its infrastructure in the cabinet division to ensure it can maintain a high level of quality in a rapid growth phase.

Phoenix Selling, General and Administrative Expense

Phoenix selling, general and administrative expense for the three months ended June 30, 2016 was $2.8 million, which included $200,000 of legal fees associated with the purchase of Color Optics.

ALJ Selling, General and Administrative Expense

ALJ selling, general and administrative expense for the three months ended June 30, 2016 was $1.0 million, an increase of $0.7 million, or 284.7%, compared to selling, general and administrative expense of $0.3 million for the three months ended June 30, 2015. The increase was primarily attributable to approximately $0.2 million in legal fees, of which $0.1 million was non-recurring fees associated with the uplisting process from the Pink sheets to NASDAQ, and a $0.2 million increase in non-cash stock-based compensation expense.  We expect to continue to incur legal fees associated with complying with SEC regulations and non-cash stock-based compensation expense.

Depreciation and Amortization

Faneuil Depreciation and Amortization

Faneuil depreciation and amortization expense for the three months ended June 30, 2016 was $1.5 million, an increase of $0.1 million, or 9.6% compared to $1.4 million for the three months ended June 30, 2015.  Faneuil experiences increases in depreciation and amortization expenses occasionally when new customers are onboarded.

Carpets Depreciation and Amortization

Carpets depreciation and amortization expense for both the three months ended June 30, 2016 and June 30, 2015 was $0.2 million.  Carpets expects to experience an increase in depreciation and amortization expense as new automation machinery for its granite and stone facility is acquired.

Phoenix Depreciation and Amortization

Phoenix depreciation and amortization expense for the three months ended June 30, 2016 was $0.6 million.  Phoenix depreciation and amortization expense was primarily a result of intangible asset amortization related to the Phoenix acquisition.

Interest Expense

Interest expense for the three months ended June 30, 2016 was $2.2 million, an increase of $1.9 million over for interest expense of $0.3 million for the three months ended June 30, 2015.  The increase was primarily attributable to the interest expense on the Cerberus term loan, used primarily to acquire Phoenix and refinance other term loan debt, and the amortization of the related debt issuance costs.  We expect our interest expense to fluctuate in the future based on payments reducing our outstanding term loan balance and additional capital lease borrowings.

Income Taxes

Income tax provision for the three months ended June 30, 2016 was $0.4 million, an increase of $0.3 million compared to income tax provision of $0.1 million for the three months ended June 30, 2015.  The change was primarily attributable to a decrease in the valuation allowance related to the recording of a deferred tax asset for the partial recognition of the Company’s net operating losses.  To the extent that we continue to recognize taxable income, we expect to utilize our net operating losses and continue to recognize a decrease in our valuation allowance.

Nine Months Ended June 30, 2016 Compared to Nine Months Ended June 30, 2015

The following table sets forth certain consolidated condensed statements of income data as a percentage of net revenue for each period as follows (in thousands, except per share amounts):

	Nine Months Ended June 30, 2016		Nine Months Ended June 30, 2015
		% of		% of
	Dollars	Net Revenues	Dollars	Net Revenues
Net revenue (1)
Faneuil	$99,814	50.9%	$119,327	78.6%
Carpets	35,651	18.2	32,437	21.4
Phoenix	60,468	30.9	—	—
Consolidated	195,933	100.0	151,764	100.0
Cost of revenue (2)
Faneuil	79,187	79.3	94,261	79.0
Carpets	29,230	82.0	27,242	84.0
Phoenix (3)	41,380	68.4	—	—
Consolidated	149,797	76.5	121,503	80.1
Selling, general and administrative expense(2)
Faneuil	12,646	12.7	12,526	10.5
Carpets	5,890	16.5	5,048	15.6
Phoenix	8,053	13.3	—	—
ALJ	3,411	—	822	—
Consolidated	30,000	15.3	18,396	12.1
Depreciation and amortization(2)
Faneuil	4,495	4.5	4,108	3.4
Carpets	471	1.3	591	1.8
Phoenix (4)	1,832	3.0	—	—
Consolidated	6,798	3.5	4,699	3.1
Gain (loss) on disposal of assets, net(2)
Carpets	—	—	(90)	(0.3)
Phoenix	117	0.2	—	—
Segment operating income (loss) (2)
Faneuil	3,486	3.5	8,432	7.1
Carpets	60	0.2	(534)	(1.6)
Phoenix	9,320	15.4	—	—
ALJ	(3,411)	—	(822)	—
Consolidated	9,455	4.8	7,076	4.7
Interest expense (5)	(6,701)	(3.4)	(715)	(0.5)
Provision for income tax (5)	(579)	(0.3)	(686)	(0.5)
Net income attributable to non-controlling interest(5)	—	—	(204)	(0.1)
Net income attributable to ALJ(5)	$2,175	1.1	$5,471	3.6
Basic earnings per share of common stock	$0.06		$0.17
Diluted earnings per share of common stock	$0.06		$0.16

(1)	Percentage is calculated as segment revenue divided by consolidated revenue.
(2)	Percentage is calculated as a percentage of the respective segment revenue.
(3)	Includes depreciation expense of $2,792,000.

(4)	Primarily amortization of intangible assets. Total depreciation and amortization for Phoenix including depreciation expense captured in cost of revenue was $4,624,000.
(5)	Percentage is calculated as a percentage of consolidated revenue.

Net Revenue

Faneuil Net Revenue

Faneuil net revenue for the nine months ended June 30, 2016, was $99.8 million, a decrease of $19.5 million, or 16.4%, compared to net revenue of $119.3 million for the nine months ended June 30, 2015.  The decrease in net revenue was attributable to a reduction in revenue of $12.2 million from six customer contracts that concluded in 2015, partially offset by six newly awarded contracts.  Additionally, Faneuil experienced a $6.9 million reduction in operational revenues from existing customers during the period, primarily related to compressed enrollment periods within the healthcare sector.   During the remainder of fiscal 2016, Faneuil will begin to ramp up operations on several contracts, including a large multi-year contract with a utility provider which will contribute to additional revenues in the near term.

Carpets Net Revenue

Carpets net revenue for the nine months ended June 30, 2016 was $35.7 million, an increase of $3.2 million, or 9.9%, compared to net revenue of $32.4 million for the nine months ended June 30, 2015.  The increase was primarily attributable to two builders adding cabinets and more homes to their existing contracts.  Carpets revenue is impacted directly by the performance of the Las Vegas housing market, which has trended upwards since the beginning of the year.  Additionally, Carpets has leveraged its relationship with several large builders to provide multiple products to such builders, which may positively impact revenue in the near term.  Carpets also signs large commercial contracts occasionally, which may impact quarterly revenue.

Phoenix Net Revenues

Phoenix net revenue for the nine months ended June 30, 2016 was $60.5 million.  During 2016, Phoenix has renewed or extended contracts with its three largest customers for additional terms ranging from two to four years.  These extensions provide for combined expected net revenues during the additional terms of over $100 million. In connection with these extensions, Phoenix agreed to lower pricing effective January 1, 2016 in exchange for higher sales volume guarantees over the life of the contracts.

Cost of Revenue

Faneuil Cost of Revenue

Faneuil cost of revenue for the nine months ended June 30, 2016 was $79.2 million, a decrease of $15.1 million, or 16.0%, compared to cost of revenue of $94.3 million for the nine months ended June 30, 2015.  The decrease in cost of revenue was attributable to a reduction in cost of revenue of $9.6 million from customer contracts that concluded in 2015, and a $6.2 million reduction in operational costs from existing customers during the period, primarily related to two healthcare contracts.  These decreases were slightly offset by a $1.0 million increase in new customer cost of revenue.

Carpets Cost of Revenue

Carpets cost of revenue for the nine months ended June 30, 2016 was $29.2 million, an increase of $2.0 million, or 7.3%, over cost of revenue of $27.2 million for the nine months ended June 30, 2015.  The $2.0 million increase in cost of revenue was primarily attributable to increased revenue.  Cost of revenue as a percentage of revenue remained fairly constant at 82.0% and 84.0% for the nine months ended June 30, 2016 and 2015, respectively.  The slight decrease in cost of revenue as a percentage of revenue was attributable to Carpets’ ability to take advantage of early payment discounts and increased rebates.  These discounts and rebates are a function of an improved cash position that allows Carpets to take payment terms and increased rebates based on increased product purchases, mainly cabinets.

Phoenix Cost of Revenue

Phoenix cost of revenue for the nine months ended June 30, 2016 was $41.4 million, which included $2.8 million in depreciation and amortization expense.  Depreciation and amortization expense relates to printing presses and other machinery used during the printing process.

Selling, General and Administrative Expense

Faneuil Selling, General and Administrative Expense

Faneuil selling, general and administrative expense for the nine months ended June 30, 2016 was $12.6 million, an increase of $0.1 million, or 1.0% compared to selling, general and administrative expense of $12.5 million for the nine months ended June 30, 2015.  The net increase in selling, general and administrative expense was primarily attributable to $0.5 million in facility holdover and technology-related expenses related to healthcare and utility contracts, $0.35 million increase in provision for bad debts, $0.1 million in expenses from new customer contracts, which was partially offset by a $0.7 million decrease in expenses from customer contracts that concluded in 2015.

Carpets Selling, General and Administrative Expense

Carpets selling, general and administrative expense for the nine months ended June 30, 2016 was $5.9 million, an increase of $0.9 million, or 16.7% over selling, general and administrative expense of $5.0 million for the nine months ended June 30, 2015.  The increase was primarily attributable to payroll and payroll-related expenses due to an increase in headcount to grow the cabinet division and support higher revenues.

Phoenix Selling, General and Administrative Expense

Phoenix selling, general and administrative expense for the nine months ended June 30, 2016 was $8.1 million.

ALJ Selling, General and Administrative Expense

ALJ selling, general and administrative expense for the nine months ended June 30, 2016 was $3.4 million, an increase of $2.6 million, or 315.0% compared to selling, general and administrative expense of $0.8 million for the nine months ended June 30, 2015. The increase was attributable to approximately $1.3 million in accounting and legal fees associated with the uplisting process from the Pink Sheets to NASDAQ and implementing corporate governance requirements for a NASDAQ listed company, of which $0.7 million were non-recurring fees.  Additionally, we had a $0.5 million increase in non-cash stock-based compensation expense and a $0.4 million increase in board of director fees. We expect to continue to incur fees associated with complying with SEC regulations, non-cash stock-based compensation expense and board of director fees.

Depreciation and Amortization

Faneuil Depreciation and Amortization

Faneuil depreciation and amortization expense for the nine months ended June 30, 2016 was $4.5 million, an increase of $0.4 million, or 9.4%, compared to depreciation and amortization expense of $4.1 million for the nine months ended June 30, 2015.  The increase was primarily attributable to a $1.1 million increase related to Faneuil’s expanded contracts, partially offset by a $0.7 million decrease related to customer contracts that concluded in 2015.

Carpets Depreciation and Amortization

Carpets depreciation and amortization expense for the nine months ended June 30, 2016 was $0.5 million, a decrease of $0.1 million, or 20.3%, compared to depreciation and amortization expenses of $0.6 million for the nine months ended June 30, 2015.  Carpets expects to see an increase in depreciation and amortization expense as they acquire new automation machinery for their granite and stone facility.

Phoenix Depreciation and Amortization

Phoenix depreciation and amortization expense for the nine months ended June 30, 2016 was $1.8 million.  Phoenix depreciation and amortization expense was primarily a result of intangible asset amortization related to the Phoenix acquisition.

Interest Expense

Interest expense for the nine months ended June 30, 2016 was $6.7 million, an increase of $6.0 million compared to interest expense of $0.7 million for the nine months ended June 30, 2015.  The increase was primarily attributable to the interest expense on the Cerberus $105.0 million term loan and the amortization of the related debt issuance costs.  We expect our interest expense to fluctuate in the future based on payments reducing our outstanding term loan balance and additional capital lease borrowings.

Income Taxes

Income tax provision for the nine months ended June 30, 2016 was $0.6 million, a decrease of $0.1 million compared to income tax provision of $0.7 million for the nine months ended June 30, 2015.  The change was primarily attributable to a decrease in the valuation allowance related to the recording of a deferred tax asset for the partial recognition of the Company’s net operating losses.  To the extent that we continue to recognize taxable income, we expect to utilize our net operating losses and continue to recognize a decrease in our valuation allowance.

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

Liquidity and Capital Resources

Our principal sources of liquidity have been cash provided by operations and borrowings under various debt arrangements.  At June 30, 2016, our principal sources of liquidity included cash and cash equivalents of $3.9 million and an available borrowing capacity of $15.8 million on our line of credit.  Our principal uses of cash have been for financing activities and investing activities.  We anticipate these uses will continue to be our principal uses of liquidity in the future.  Global financial and credit markets have been volatile in recent years, and future adverse conditions of these markets could negatively affect our ability to secure funds or raise capital at a reasonable cost or at all.  For additional discussion of our various debt arrangements see Contractual Obligations below.

In summary, our cash flows for each period were as follows (in thousands):

	Nine Months Ended June 30,
	2016	2015
Net cash provided by operating activities	$13,628	$5,057
Net cash used by investing activities	(2,238)	(5,004)
Net cash used by financing activities	(12,625)	(3,060)
Change in cash and cash equivalents	$(1,235)	$(3,007)

We recognized net income of $2.2 million for the nine months ended June 30, 2016 and generated cash from operating activities of $13.6 million, offset by cash used by investing activities of $2.2 million and financing activities of $12.6 million.

We recognized net income of $5.7 million for the nine months ended June 30, 2015 and generated cash from operating activities of $5.1 million, offset by cash used in investing activities of $5.0 million and financing activities of $3.0 million.

Operating Activities

During the nine months ended June 30, 2016, our operating activities provided $13.6 million of cash, primarily resulting from the addback of $9.6 million in depreciation and amortization expense and $0.7 million in stock-based compensation expense, a decrease in collateral deposits of $1.8 million, and an increase in deferred revenue and customer deposits of $1.9 million, partially offset by increases in accounts receivable of $2.0 million and other assets of $1.7 million.  Our cashflow from operations was negatively impacted by one large past due account receivable due to Faneuil.   We have retained an attorney to assist with bringing the account current while continuing the business relationship.  Continued delays in customer payments will have a negative impact on the Company’s liquidity, financial debt covenants, financial position, and results of operations.

During the nine months ended June 30, 2015, our operating activities provided $5.1 million of cash, primarily resulting from the addback of $4.7 million in depreciation and amortization expense, partially offset by the increase in inventories of $0.8 million, and decreases in accounts payable of $1.7 million, accrued expenses of $1.4 million, and customer deposits and deferred revenue of $1.2 million.

Investing Activities

During the nine months ended June 30, 2016, our investing activities used $2.2 million of cash primarily to purchase equipment, software and leasehold improvements, which totaled $3.2 million, partially offset by $0.9 million of proceeds from the sale of assets.

For the nine months ended June 30, 2015, our investing activities used $5.0 million of cash to purchase fixed assets, primarily associated with the build-out costs for new facilities to service the Faneuil contracts.

Financing Activities

For the nine months ended June 30, 2016, our financing activities used $12.6 million of cash, primarily to pay term loan payments of $9.0 million, which included a non-mandatory payment of $3.0 million, and $2.1 million to repurchase ALJ common stock.

For the nine months ended June 30, 2015, our financing activities used $3.1 million of cash, primarily attributable to $4.9 million payments on notes payable and $1.0 million repurchase of ALJ common stock, offset by $2.3 million proceeds from our line of credit.

Contractual Obligations

The following table summarizes our significant contractual obligations at June 30, 2016, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments due by Period
		Less Than	One – Three	Four – Five	More than Five
	Total	One Year	Years	Years	Years
Line of credit(1)	$—	$—	$—	$—	$—
Term loan payable(1)	94,125	7,875	23,625	62,625	—
Operating lease obligations	11,692	4,342	5,176	2,174	—
Capital lease obligations	2,537	1,325	1,212	—	—
Other long-term liabilities(2)	4,409	1,058	3,351	—	—
Total contractual cash obligations	$112,763	$14,600	$33,364	$64,799	$—

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

During the nine months ended June 30, 2016, the Cerberus Term Loan accrued interest at an annual interest rate of 7.5%.   Interest payments are due in arrears on the first day of each month.  Quarterly principal payments of approximately $2.0 million are due on the last day of each fiscal quarter.  Annual principal payments equal to 75% of ALJ’s excess cash flow, as defined in the Agreement, are due beginning September 30, 2016.  Such annual payments are excluded from the table above because the payment amount is based on future excess cash flow.  A final balloon payment is due at maturity, August 14, 2020.  There is a prepayment penalty equal to 3%, 2% and 1% of any amounts prepaid within the first, second and third years of the loan, respectively.  ALJ may make payments against the loan with no penalty up to $10 million.

During the nine months ended June 30, 2016, the Cerberus/PNC Revolver accrued interest on the outstanding balance at an annual interest rate of 7.5%.  Interest payments are due in arrears on the first day of each month. ALJ has the option to prepay (and re-borrow) the outstanding balance of the Cerberus/PNC Revolver, without penalty. Each subsidiary has the ability to borrow under the revolver (up to $30.0 million in the aggregate for all subsidiaries combined) but limited to 85% of eligible receivables. The Cerberus/PNC Revolver carries an unused fee of 0.5%. Additionally, the Cerberus/PNC Revolver provides for a sublimit for letters of credit up to $15.0 million. Faneuil had a $2.2 million letter of credit under the agreement as of June 30, 2016.  The Cerberus/PNC Revolver has a final maturity date of August 14, 2020.

The Cerberus Debt is secured by substantially all of our assets.  The Cerberus Debt includes certain limitations including our ability to incur debt, grant liens, initiate certain investments, declare dividends, and dispose of assets.  The Cerberus Debt also requires us to comply with debt covenants. As of June 30, 2016, ALJ was in compliance with all debt covenants and had unused borrowing capacity of $15.8 million.

On July 18, 2016, in connection with the Color Optics acquisition, ALJ amended the Cerberus Term Loan to increase borrowings by $10.0 million and modify certain covenants. Quarterly loan payments will increase from approximately $2.0 million to $2.2 million beginning September 30, 2016.  The final maturity date remains August 14, 2020.

(2)	Amounts represent future cash payments to satisfy our short- and long-term workers’ compensation reserve and other long-term liabilities recorded on our consolidated balance sheets

Off-Balance Sheet Arrangements

As of June 30, 2016, we had two types of off-balance sheet arrangements.

Surety Bonds.  As part of Faneuil’s normal course of operations, certain customers require surety bonds guaranteeing the performance of a contract.  As of June 30, 2016, the face value of such surety bonds, which represents the maximum cash payments that Faneuil would have to make under certain circumstances of non-performance, was approximately $22.6 million.

Letter of Credit.  Faneuil had a letter of credit for $2.2 million as of June 30, 2016.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses in the reporting period. Significant estimates and assumptions by management are used for, but are not limited to, determining the fair value of assets and liabilities, including intangible assets acquired and allocation of purchase price, useful lives, carrying value and recoverability of long-lived and intangible assets, the recoverability of goodwill, the realizability of deferred tax assets, stock-based compensation, the allowance for doubtful accounts and inventory reserves, and calculation of insurance reserves.  We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenue, costs and expenses that are not readily apparent from other sources. The actual results experienced by us may differ materially and adversely from our estimates. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected. For a description of our critical accounting policies and estimates, please refer to the “Critical Accounting Policies and Estimates” section in “Item 2 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Registration Statement on Form 10-12B/A filed with the SEC on April 22, 2016. There have been no material changes in any of our critical accounting policies and estimates during the nine months ended June 30, 2016.

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

We concluded as of June 30, 2016 that no legal proceedings then pending or threatened will have a material adverse effect on our business, consolidated financial position, results of operations or cash flows.

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

On March 23, 2010, President Obama signed the Affordable Care Act (the “Affordable Care Act”) into law, which has affected comprehensive health insurance reform, including the creation of health insurance exchanges, among other reforms. A portion of Faneuil’s healthcare business relates to providing services to health insurance exchanges in various states and Faneuil believes that there may be significant opportunities for growth in this area. However, as has been widely publicized, the Affordable Care Act has been fraught with challenges. Given these challenges, there is uncertainty about continued developments with respect to healthcare reform. Significant changes to, or repeal of, the Affordable Care Act could materially and adversely affect that aspect of our business.

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

A small number of customers have historically accounted for a substantial portion of Carpets net revenue. We expect that key customers will continue to account for a substantial portion of Carpets net revenue for the foreseeable future. However, Carpets may lose these customers due to pricing, quality or other various issues. The loss or reduction of, or failure to renew or replace, any significant contracts with any of these customers could have a material adverse effect on its business or results of operations. For additional information regarding customer concentrations, see “Part I – Financial Information, Item 1. Financial Statements – Note 3.  Concentration Risks.”

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

We have been and may in the future become subject to claims arising in the ordinary course of our business.

We and our subsidiaries are currently involved in, and from time to time may become involved in, legal proceedings or be subject to claims arising in the ordinary course of our business. Although the results of litigation and claims cannot be predicted with certainty, we currently believe that the final outcome of any currently pending legal proceedings to which we or our subsidiaries are a party will not have a material adverse effect on our business, operating results, financial condition or cash flows. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors. Such diversion of resources may adversely affect the execution of our business plan and our ability to effectively compete in the marketplace.

Changes in interest rates may increase our interest expense.

As of June 30, 2016, $94.1 million of our current borrowings under the Cerberus Term Loan and potential future borrowings are and may continue to be at variable rates of interest, tied to LIBOR or the Prime Rate of interest, thus exposing us to interest rate risk. As recently announced by the Federal Reserve Board, the federal funds rate is expected to increase in the near term, which may also have an impact on long-term rates. If interest rates do increase, our debt service obligations on our variable rate indebtedness could increase even if the amount borrowed remained the same, resulting in a decrease in our net income. For example, if interest rates increased in the future by 100 basis points, based on our current borrowings as of June 30, 2016, we would incur approximately an additional $0.9 million per annum in interest expense.

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

Your share ownership may be diluted by the issuance of additional shares of our common or preferred stock or securities convertible into common or preferred stock in the future. As of June 30, 2016, a total of 2,284,000 shares of our common stock are issuable pursuant to vested and outstanding options issued by us at a weighted-average exercise price of $2.15. It is probable that options to purchase our common stock will be exercised during their respective terms if the fair market value of our common stock exceeds the exercise price of the particular option. If the stock options are exercised, your share ownership will be diluted.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) Not applicable.

(c) Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
April 1 – April 30	-	-	-	-
May 1 – May 31	500,000	$3.89	751,887	$982,291
June 1 – June 30	-	-	-	-
Total	500,000	$0.82	751,887	$982,291

(1)

In August 2014, the Company’s Board of Directors authorized a program to repurchase up to $2.0 million of the Company’s common stock. In October 2015, the Company’s Board of Directors increased the share repurchase program authorization from $2.0 million to $4.0 million, of which $3,017,609 had been utilized as of June 30, 2016. The Company’s share repurchase program does not obligate it to acquire any specific number of shares and may be modified, suspended or terminated at any time.

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

ALJ Regional Holdings, Inc.

Date: August 12, 2016
/s/ Jess Ravich
Jess Ravich
Executive Chairman
(Principal Executive Officer)

Date: August 12, 2016
/s/ T. Robert Christ
T. Robert Christ
Chief Financial Officer
(Principal Financial Officer)