Form 10-K
period 2016-09-30
ALJ REGIONAL HOLDINGS INC
filed 2016-12-23
CIK 1438731

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                       TO

Commission File Number 001-37689

ALJ REGIONAL HOLDINGS, INC.

(Exact name of Registrant as specified in its Charter)

Delaware	13-4082185
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

244 Madison Avenue, PMB #358

New York, NY 10016

(Address of principal executive offices, Zip code)

Registrant’s telephone number, including area code: (212) 883-0083

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Stock, $0.01 par value	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes    ☐  No    ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates was approximately $66,451,065, based on the closing price of $4.35 for such common equity on March 31, 2016.

The number of shares of common stock, $0.01 par value per share, outstanding as of November 30, 2016 was 34,574,641.

DOCUMENTS INCORPORATED BY REFERENCE

None

i

FORWARD LOOKING STATEMENTS

The statements included in this Form 10-K regarding future financial performance, results and conditions and other statements that are not historical facts, including, among others, the statements regarding competition, the Company’s intention to retain earnings for use in the Company’s business operations, the Company’s ability to continue to fund its operations and service its indebtedness, the adequacy of the Company’s accrual for tax liabilities, management’s projection of continued taxable income, and the Company’s ability to offset future income against net operating loss carryovers, constitute forward-looking statements. The words “can,” “could,” “may,” “will,” “would,” “plan,” “future,” “believes,” “intends,” “expects,” “anticipates,” “projects,” “estimates,” and similar expressions are also intended to identify forward-looking statements. These forward-looking statements are based on current expectations and are subject to risks and uncertainties. Actual results or events could differ materially from those set forth or implied by such forward-looking statements and related assumptions due to certain important factors, including, without limitation, the risks set forth under the caption “Risk Factors” below, which are incorporated herein by reference. Some, but not all, of the forward-looking statements contained in this Form 10-K include, among other things, statements about the following:

•	any statements regarding our expectations for future performance;
•	our intentions to list our common stock on a national securities exchange;
•	our ability to compete effectively;
•	statements regarding future revenues of our subsidiaries and the potential concentration of such revenues coming from a limited number of customers;
•	Phoenix’s ability to meet all of its customer’s print project needs;
•	our expectations that interest expense will increase;
•	our expectations that we will continue to have non-cash compensation expenses;
•	our expectation that we will be in compliance with the required covenants pursuant to our loan agreements;
•	regulatory compliance costs; and
•	the other matters described in “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business.”

The Company is also subject to general business risks, including results of tax audits, adverse state, federal or foreign legislation and regulation, changes in general economic factors, the Company’s ability to retain and attract key employees, acts of war or global terrorism and unexpected natural disasters. Any forward-looking statements included in this Form 10-K are made as of the date hereof, based on information available to the Company as of the date hereof, and, the Company assumes no obligation to update any forward-looking statements.

ii

PART I

ITEM 1. BUSINESS.

Overview and Business Organization

ALJ Regional Holdings, Inc. (including subsidiaries, referred to collectively in this Report as “ALJ,” the “Company” or “we”) is a holding company.  ALJ’s primary assets as of September 30, 2016, were all of the outstanding capital stock of the following companies:

•

Faneuil, Inc. (including its subsidiaries, “Faneuil”).  Faneuil is a leading provider of call center services, back office operations, staffing services and toll collection services to government and regulated commercial clients across the United States, focusing on the healthcare, utility, toll and transportation industries. Faneuil is headquartered in Hampton, Virginia. ALJ acquired Faneuil effective October 19, 2013.

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

ALJ has organized its business and corporate structure along the following business segments: Faneuil, Carpets and Phoenix. ALJ is reported as corporate overhead.   For results of operations by business segment, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Faneuil

Background

Faneuil is a Delaware corporation with headquarters in Hampton, VA. We acquired Faneuil from Harland Clarke Holdings Corp, a wholly owned subsidiary of MacAndrews & Forbes Holdings Inc., for aggregate consideration of $53.0 million in 2013.

Faneuil is a nationally recognized leader in technology-enabled in-person and automated service delivery, particularly in regulated, highly complex environments.

Services

Faneuil provides business processing solutions for an extensive client portfolio that includes both commercial and government entities across several verticals, including transportation, government services, utilities and healthcare. Utilizing advanced applications and a dedicated team of service professionals, Faneuil delivers broad outsourcing support, ranging from customer contact centers, fulfillment operations and information technology services, to manual and electronic toll collection, violation processing and medical device tracking, with the goal of building its clients’ brands by providing exemplary customer service.

Faneuil’s core competencies include:

•	High-volume, multi-channel customer contact centers;
•	Customer relationship management;
•	Billing, payment, and claims processing;
•	Data entry;
•	Document management;
•	Operational expertise;

•	Workforce and support analytics;
•	Quality assurance;
•	Back office and fulfillment operations;
•	System support and maintenance; and
•	Staffing services.

Faneuil’s customer contact employees undergo intensive training and development, followed by structured monitoring and assessments before they are certified to process customer contacts. Faneuil’s customer contact employees provide service delivery through multiple communication channels, including telephone, fax, email, web chat and face-to-face interaction. Additionally, Faneuil provides multi-lingual representatives to accommodate the communication needs of non-English-speaking customers, as well as the hearing-impaired.

Employees

Faneuil had 3,425 employees as of September 30, 2016 all located in the U.S. None of Faneuil’s employees are subject to any collective bargaining agreements. Faneuil considers its employee relations good.

Customers

Faneuil’s client portfolio includes both government and commercial entities nationwide, including several toll authorities, state agencies, municipalities, a publicly owned utility, two health benefit exchanges, one government agency that operates the major airports serving the Washington, D.C. area, and several other public and private entities.

The percentages of Faneuil net revenues derived from its significant customers for the years ended September 30, 2016 and 2015 were as follows:

	Year Ended September 30,
	2016	2015
Customer A - Contract 1^	14.6%	14.4%
Customer A - Contract 2	21.6	19.8
Customer A - Total	36.2	34.2
Customer B	**	12.6
Customer C	11.6	11.4

^

Customer A represented 17.8% and 24.3% of ALJ’s consolidated net revenues for the years ended September 30, 2016 and 2015, respectively.  Contract 1 concluded in October 2016.  In the normal course of business, the Company experiences contract turnover.  The revenue reduction resulting from this contract conclusion has been replaced with a new customer.

**	Less than 10% of Faneuil net revenues.

Many of Faneuil’s customers are government agencies subject to contractual budgetary ceilings. State and local funding for these agencies are approved by the respective state legislature(s) each year. Depending on budgetary constraints, the contract values may be subject to change based upon ongoing legislative approval.

Competition

Faneuil’s primary competitors are other large providers of toll services, such as Xerox, AEComm and TransCore, Inc., as well as contact center operators such as Maximus and Alberta Health Services. In many cases, Faneuil is smaller and has less financial and personnel resources than its competitors. If Faneuil cannot compete effectively to win new business and retain existing clients, its operating results will be negatively affected. To remain competitive, Faneuil must continuously implement new technologies and expand its portfolio of outsourced services and may have to make occasional strategic adjustments to its pricing for its services.

Properties

Faneuil leases all its properties with various locations throughout the United States for customer contact centers, walk-in retail, and administration. Corporate headquarters are located in Hampton, VA. Faneuil’s leased facilities comprise an aggregate of approximately 249,000 square feet with leases that expire at various dates through December 2021.  Faneuil believes the facilities under lease will be adequate for at least the next 12 months.

Backlog

Faneuil’s backlog represents executed contracts for future services.  The majority of Faneuil’s contracts are long-term and obligate Faneuil to provide services over multiple years.  Faneuil’s backlog may not represent guarantees of services as some of our contracts, especially with government entities, allow for cancellation under certain instances.  Faneuil adjusts backlog to reflect contract cancellations, deferrals and revisions known at the reporting date; however, future contract modifications or cancellations may increase or reduce backlog and future revenue.

The following table reflects the amount of Faneuil’s contract backlog by the fiscal year we expect to recognize revenue (in millions):

	As of September 30,
	2016	2015
Within one year	$89.2	$84.1
Between one year and two years	58.9	60.8
Between two years and three years	45.5	45.9
Between three years and four years	44.6	43.6
Thereafter	9.6	53.2
	$247.8	$287.6

The majority of the decrease as of September 30, 2015 compared to September 30, 2016 was a result of revenue recognized during the year ended September 30, 2016 from contracts included in Faneuil’s backlog at September 30, 2015.

See “Part I, Item 1A. Risk Factors - Risks Related to our Business Generally and our Common Stock - We may not receive the full amounts estimated under the contracts in our backlog, which could reduce our revenue in future periods below the levels anticipated. This makes backlog an uncertain indicator of future operating results.”

Seasonality

Faneuil experiences seasonality within its various lines of business. For example, during the end of the calendar year through the end of the first calendar quarter, Faneuil generally experiences higher revenues with its healthcare customers as the customer contact centers increase operations during the enrollment periods of the healthcare exchanges. Faneuil’s revenue from its healthcare customers generally decreases during the remaining portion of the year after the enrollment period. Seasonality is less prevalent in the transportation industry though there is typically an increase in volume during the summer months.

Governmental Regulation

Faneuil’s business is subject to many legal and regulatory requirements in the United States, covering such matters as data privacy, consumer protection, health care requirements, labor relations, taxation, internal and disclosure control obligations, governmental affairs and immigration. For example, Faneuil is subject to state and federal laws and regulations regarding the protection of consumer information commonly referred to as “non-public personal information.” For instance, the collection of patient data through Faneuil’s contact center services and medical device tracking services is subject to the Health Insurance Portability and Accountability Act of 1996, commonly known as HIPAA, which protects the privacy of patient data. These laws, regulations and agreements require Faneuil to develop and implement policies to protect non-public personal information and to disclose these policies to consumers before a customer relationship is established and periodically after that. These laws, regulations, and agreements limit Faneuil’s ability to use or disclose non-public personal information for other than the purposes originally intended. Many of these regulations, including those related to data privacy, are frequently changing and sometimes conflict with existing ones amongst the various jurisdictions in which Faneuil provides services. Violations of these laws and regulations could result in liability for damages, fines, criminal prosecution, unfavorable publicity and restrictions on Faneuil’s ability to operate. Faneuil’s failure to adhere to or successfully implement processes in response to changing regulatory requirements in this area could result in legal liability or impairment to Faneuil’s reputation in the marketplace, which could have a material adverse effect on Faneuil’s business, results of operations and financial condition. Also, because a substantial portion of Faneuil’s operating costs consists of labor costs, changes in governmental regulations relating to wages, healthcare and healthcare reform and other benefits or employment taxes could have a material adverse effect on Faneuil’s business, results of operations or financial condition.

Management

Faneuil is led by ALJ board member Anna Van Buren, who has served as Faneuil’s President and Chief Executive Officer since 2009, and previously served in executive roles at Faneuil since 2004. For additional information regarding Ms. Van Buren, see “Part III, Item 10. Directors, Executive Officers and Corporate Governance.”

Carpets N’ More

Background

Carpets was originally organized in Nevada in 2007. We acquired Carpets from Levine Leichtman in 2014 for aggregate consideration of $5.25 million.

Carpets is one of the largest floor covering retailers in Las Vegas, Nevada, and a provider of multiple products for the commercial, retail and home builder markets, including flooring, countertops, cabinets, window coverings and garage/closet organizers. In addition to a stone and solid surface fabrication facility, Carpets has five retail locations in the Las Vegas area.

Products and Services

Floor Coverings. Carpets provides various floor coverings to home builders, commercial and retail customers including carpet, hardwood, laminate, tile, ceramic, porcelain, natural stone, vinyl plank, vinyl tile, area rugs and specialty flooring including bamboo, leather, cork and large format tile.

Countertops and Surrounds. Carpets provides countertop and surrounds, primarily for bathrooms and kitchens, including natural stone, granite, ceramic, porcelain, solid surface, quartz and piedrafina.

Cabinets and Other Products. Carpets provides kitchen, bathroom, and garage cabinets, closet and closet organizers; and window coverings including blinds, shutters, and shades.

Customers

Carpets sells to a variety of customers, including home owners and home builders as well as to owners and operators of commercial buildings. Carpets’ home building customers include some of the largest home builders in the United States, along with local builders in and around Las Vegas, Nevada. Carpets’ commercial customers include general contractors, real estate investment firms/funds and commercial entities such as casinos and other companies looking to improve their office space. Carpets’ retail customers include the general public interested in making home improvements.

Carpets bids directly with home builders on residential developments and is awarded flooring, countertops and surrounds and/or cabinet contracts. These contracts involve installing the base level products in each of the residential homes within the awarded development and, when requested, providing upgraded materials and services to the base level products. Carpets also bids on commercial work and is awarded contracts generally on a fixed price basis. These projects generally involve high-rise condos, office buildings, tenant improvements, off-strip casinos and general contractors. Carpets’ marketing activities include billboards, Internet search engine optimization, banner advertising, car wraps, affiliate websites and radio and television advertising.

A small number of customers have historically accounted for a substantial portion of Carpets net revenue.  The percentages of Carpets net revenues derived from its significant customers for the years ended September 30, 2016 and 2015 were as follows:

	Year Ended September 30,
	2016	2015
Customer A	28.1%	25.6%
Customer B	24.7	27.3
Customer C	11.5	**

**	Less than 10% of Carpet net revenues.

Suppliers

Carpets has historically purchased materials from a small number of suppliers primarily to control the quality of the product and to capitalize on volume discounts.  If these suppliers were unable to provide materials on a timely basis, Carpets management believes alternative suppliers could provide the required materials with minimal disruption to the business.  Historically, Carpets has never experienced any significant delay or shortage in the supply of materials.

The percentages of Carpets inventory purchases from its significant suppliers for the years ended September 30, 2016 and 2015 were as follows:

	Year Ended September 30,
	2016	2015
Supplier A	19.5%	19.3%
Supplier B	13.0	18.7
Supplier C	12.7	14.9
Supplier D	10.8	**
Supplier E	**	10.4

**	Less than 10% of Carpets inventory purchases.

Backlog

Carpets’ backlog represents multi-year contracts with contractors to build-out communities, which typically takes about two to three years.  The following table reflects the amount of Carpets’ contract backlog by the fiscal year we expect to recognize revenue (in millions):

	As of September 30,
	2016	2015
Within one year	$32.5	$21.1
Between one year and two years	29.3	11.3
Between two years and three years	6.3	8.1
Between three years and four years	3.8	0.5
	$71.9	$41.0

The majority of the increase as of September 30, 2016 compared to September 30, 2015 was a result of new contracts executed during the year ended September 30, 2016.

See “Part I, Item 1A. Risk Factors - Risks Related to our Business Generally and our Common Stock - We may not receive the full amounts estimated under the contracts in our backlog, which could reduce our revenue in future periods below the levels anticipated. This makes backlog an uncertain indicator of future operating results.

Competition

Carpets’ primary competitors are other flooring, countertop and surround and cabinet providers in the Las Vegas area, such as Interior Specialist Inc. and Classic Flooring, as well as large box stores like Lowe’s, Home Depot and RC Willey. Carpets believes that its competitive advantages include a comprehensive and high-end quality solution for home builders for flooring, surrounds and cabinets, which provides them with a single point of accountability. Carpets also competes with discounted flooring companies like Cloud Carpet and Carpets Galore.

Seasonality

Carpets generally experiences seasonality within the home building business as the number of houses sold during the winter months is generally lower than other times during the year. Conversely, the number of houses sold and delivered during the remaining portion of the year increases in comparison.

Employees

Carpets had 142 employees as of September 30, 2016. None of its employees are subject to any collective bargaining agreements. Carpets considers its employee relations good.

Properties

Carpets leases and operates five retail locations and one fabrication facility in and around Las Vegas, NV.  Carpets corporate offices are also located in Las Vegas, NV. Carpets leased facilities comprise an aggregate of approximately 118,000 square feet with leases that expire at various dates through September 2021. Carpets believes the facilities under lease will be adequate for at least the next 12 months.

Management

Carpets is led by Steve Chesin, who has served as its Chief Executive Officer since 2007. For additional information about Mr. Chesin, see “Part III, Item 10. Directors, Executive Officers and Corporate Governance.”

Phoenix Color Corp.

Background

Phoenix was originally incorporated in New York in 1979 and reincorporated in Delaware in 1996. We acquired Phoenix from Visant Corporation in 2015 for aggregate consideration of $88.3 million.

Phoenix is a premier full-service, full-color printer with over 35 years of superior print experience. Drawing on a broad spectrum of materials and decorative technologies, Phoenix produces memorable, value-added components, heavily illustrated books and specialty commercial products. Book publishers generally design book components to enhance the sales appeal of their books. The production of book components requires specialized equipment, materials, and finishes and often demands high-quality, intricate work. As a result, many leading publishers rely on specialty printers such as Phoenix to supply high-quality book components. This same philosophy applies to labels, packaging, and specialty commercial products, where Phoenix’s customers require the knowledge and expertise of a printer that can enhance their products for sale into the commercial marketplace. Phoenix has been servicing the publishing industry within the United States since 1979 and has formed lasting relationships with many of the biggest names in book publishing.

As a domestic manufacturer, Phoenix offers extensive, in-house digital pre-press capabilities and its technologically advanced UV printing platform supports an array of printing and finishing options. Phoenix’s innovative special effects include foil stamping, UV embellishments and laminations, as well as its trademarked products LithoFoil®, MetalTone™, Look of Leather™ and VibraColor™.

Acquisition of Color Optics

On July 18, 2016, Phoenix acquired certain assets and assumed certain liabilities from AKI, Inc. (“AKI”) in respect of AKI’s Color Optics division (“Color Optics”) for an adjusted purchase price of $6.6 million cash.

Color Optics is a leading printing and packaging solutions business servicing the beauty, fragrance, cosmetic and consumer-packaged goods markets.  The purchase of Color Optics complements Phoenix’s current product offerings and will allow Phoenix to expand and diversify its product offerings by leveraging its existing core competencies.

The following is a summary of Color Optics revenue and earnings included in the Company’s consolidated statements of operations for the year ended September 30, 2016 (in thousands):

Income Statement Caption	Amount
Revenue	$3,743
Operating income (loss)	(228)

Products and Services

Books and Components

Phoenix offers several products for books and components, which represents over 90% of Phoenix net revenue.

Phoenix is a leader in providing distinctive cover components and high-quality, heavily illustrated and multi-colored books for all markets. With its technologically advanced prepress and press operations as well as an array of finishing applications and innovative special effects, Phoenix is committed to producing memorable, value-added products.

Labels and Packaging

In recent years, Phoenix has expanded into the label and packaging markets to leverage its unique printing and finishing capabilities as well as its trademarked special effects and extensive offerings of finishes and coatings. In 2014, Phoenix acquired the Brady Palmer Company, establishing its presence in the cut and stack label market.  With the purchase of Color Optics, Phoenix strengthened its presence in the label and packaging markets.  Phoenix is continuing to pursue growth in the folding carton and box wrap markets as well, and has invested in additional manufacturing capabilities and sales and marketing personnel to support these efforts.

Employees

Phoenix had 391 employees as of September 30, 2016, of which 12 are subject to a collective bargaining agreement. Phoenix considers its employee relations good.

Customers

Phoenix customers include many of the leading publishing companies.  A small number of customers have historically accounted for a substantial portion of Phoenix net revenue.  The percentages of Phoenix net revenues derived from its significant customers for the years ended September 30, 2016 and 2015 were as follows:

	Year Ended	Period Ended
	September 30, 2016	September 30, 2015
Customer A	21.8%	27.0%
Customer B	10.5	15.6
Customer C	**	13.2
Customer D	11.3	**

Suppliers

Phoenix has historically purchased raw materials from a small number of suppliers primarily to control the quality of the product and to capitalize on volume discounts.  If these suppliers were unable to provide materials on a timely basis, Phoenix management believes alternative suppliers could provide the required materials with minimal disruption to the business.  Historically, Phoenix has never experienced any significant delay or shortage in the supply of materials.

The percentages of Phoenix inventory purchases from its significant suppliers for the years ended September 30, 2016 and 2015 were as follows:

	Year Ended	Period Ended
	September 30, 2016	September 30, 2015
Supplier A	29.4%	26.3%
Supplier B	13.2	16.5

Backlog

Phoenix’s backlog represents executed contracts that contain minimum volume commitments over multiple years for future product deliveries. Phoenix includes only the minimum commitments as backlog. As Phoenix’s executed contracts mostly provide for minimum volume commitments rather than minimum revenue commitments, the actual revenue from such contracts may differ from our backlog estimates as total order volume from Phoenix’s customers may vary. Phoenix adjusts backlog to reflect estimated order volumes delivered by its customers based on historical experience known at the reporting date; however, future  variations in order volumes by Phoenix’s customers may increase or decrease backlog and future revenue.

The following table reflects the amount of Phoenix’s contract backlog by the fiscal year we expect to recognize revenue (in millions):

	As of September 30,
	2016	2015
Within one year	$52.0	$23.5
Between one year and two years	46.7	9.8
Between two years and three years	28.7	6.0
Between three years and four years	17.4	2.0
Thereafter	2.9	—
	$147.7	$41.3

The majority of the increase as of September 30, 2016 compared to September 30, 2015 was a result of new contracts with volume commitments executed during the year ended September 30, 2016 slightly offset by revenue recognized during the year ended September 30, 2016 from Phoenix’s backlog at September 30, 2015.

See “Part I, Item 1A. Risk Factors - Risks Related to our Business Generally and our Common Stock - We may not receive the full amounts estimated under the contracts in our backlog, which could reduce our revenue in future periods below the levels anticipated. This makes backlog an uncertain indicator of future operating results.”

Seasonality

There is seasonality to Phoenix’s business. Education book component sales (school and college) traditionally peak in the first and second quarters of the calendar year. Other book components sales traditionally peak in the third quarter of the calendar year. Book sales also traditionally peak in the third quarter of the calendar year. The fourth quarter of the calendar year traditionally has been Phoenix’s weakest quarter. These seasonal factors are not significant.

Competition

The printing industry in general, and the printing and manufacturing of books in particular, is extremely competitive. Over the past several years, there has been significant consolidation in the publishing industry, such that fewer publishers control a greater share of the market. Although there are still many small, independent publishers, they do not wield the leverage held by major publishing houses. Additionally, the printing industry has experienced a reduction in demand for trade books due to the impact of the e-book market and a reduction in textbooks due to lower state government funding, alternative product formats and digital distribution of content.

Phoenix’s primary competitors in the printing and manufacturing of books and book components include, but are not limited to, LSC Communications, Coral Graphics, Quad Graphics and Worzalla. There is no reliable industry data available to determine Phoenix’s market share and position versus that of its competitors. With respect to book components, a portion of the products is produced by the book manufacturers and a portion by component printers. The dollar value of book components manufactured by the book manufacturers or by other component printers is unknown. Phoenix and Coral Graphics are the two primary trade book component manufacturers used by major publishers in the U.S. market. Most high-quality, heavily-illustrated and multi-colored books sold in the U.S. are produced outside of the U.S. Phoenix competes with Worzalla and several domestic book manufacturers for that portion that is produced domestically.

Properties

Phoenix owns its principal properties for corporate offices and production located in Hagerstown, MD. Phoenix’s owned facilities comprise an aggregate of approximately 276,000 square feet.  Color Optics leases approximately 84,000 square feet in Rockaway, NJ.  The lease expires in 2020.  Phoenix believes its facilities will be adequate for at least the next 12 months.

Management

Phoenix is led by our board member Marc Reisch, who serves as its Chairman and previously served as its Chief Executive Officer from 2008 to 2015. For additional information regarding Mr. Reisch, see “Part III, Item 10. Directors, Executive Officers and Corporate Governance.”

Additional Information About ALJ and its Subsidiaries

ALJ was originally incorporated in the State of Delaware under the name Nuparent, Inc. on June 22, 1999. The Company’s name was changed to YouthStream Media Networks, Inc. on June 24, 1999, and that name was used through October 23, 2006. The Company’s name was changed to ALJ Regional Holdings, Inc. on October 23, 2006.

As of September 30, 2016, ALJ had two employees, its Executive Chairman and its Chief Financial Officer, performing services dedicated primarily to general corporate and administrative matters. Neither employee is represented by a labor union.

Intellectual Property

We rely on copyright, trademark, and trade secret laws as well as contractual restrictions to protect our proprietary information and intellectual property rights. We control access to our proprietary information and intellectual property, in part, by entering into confidentiality and invention assignment agreements with our employees, contractors, and business partners. We also control the use of our proprietary information and intellectual property through provisions in our client agreements and distribution partner agreements.

We have seven registered trademarks and one registered copyright in the United States as well as a number of common law trademarks and trade names. We rely substantially on unpatented proprietary technology. We do not consider the success of our business, as a whole, to be dependent on our intellectual property.

Available Information

We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission. You may read and copy any document we file with the Commission at the Commission's public reference room at 100 F Street, N.E., Washington, D.C. 20549. Please call the Commission at 1-800-SEC-0330 for further information on the public reference rooms. Our Commission filings are also available to the public from the Commission's Website at www.sec.gov.

We make available free of charge our annual, quarterly and current reports, proxy statements and other information upon request. To request such materials, please contact our Chief Financial Officer at 244 Madison Avenue, PMB #358, New York, NY 10016 or call 212-883-0083.

Additionally, many reports and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on our website at www.aljregionalholdings.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.  Information on our website and other information that can be accessed through our website are not part of this report.

ITEM 1A. RISK FACTORS.

The following risk factors and other information included in this Form 10-K should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks actually occur, our business, financial condition and operating results could be significantly harmed.

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

Faneuil derives a substantial portion of its revenue from a relatively small number of customers. For additional information regarding Faneuil’s customer concentrations, see “Part IV, Item 15. Exhibits, Financial Statement Schedules – Note 4.  Concentration Risks.” We expect that Faneuil’s largest customers will continue to account for a substantial portion of its total net revenue for the foreseeable future. Faneuil has long-standing relationships with many of its significant customers. However, because Faneuil’s customers generally contract for specific projects or programs with a finite duration, Faneuil may lose these customers if funding for their respective programs is discontinued, or if their projects end and the contracts are not renewed or replaced. The loss or reduction of, or failure to renew or replace, any significant contracts with any of these customers could materially reduce Faneuil’s revenue and cash flows. Additionally, many of Faneuil’s customers are government entities, which can unilaterally terminate or modify the existing contracts with Faneuil without cause and penalty to such government entities in many situations. If Faneuil does not replace them with other customers or other programs, the loss of business from any one of such customers could have a material adverse effect on its business or results of operations.

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

In some cases, Faneuil partners as a subcontractor with third parties who are the primary contractors. In these cases, Faneuil is largely dependent on the judgments of the primary contractors in bidding for new projects and negotiating the primary contracts, including establishing the scope of services and service levels to be provided. Furthermore, even if projects are secured, if a primary contractor is unable to deliver its services according to the negotiated terms of the primary contract for any reason, including the deterioration of its financial condition, the customer may terminate or modify the primary contract, which may reduce Faneuil’s profit or cause losses in the performance of the contract.   In certain instances, the subcontract agreement includes a “Pay When Paid” provision, which allows the primary contractor to hold back payments to a subcontractor until they are paid by the customer, which has negatively impacted Faneuil’s cashflow during the years ended September 30, 2016 and 2015.

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

On March 23, 2010, President Obama signed the Affordable Care Act (the “Affordable Care Act”) into law, which has affected comprehensive health insurance reform, including the creation of health insurance exchanges, among other reforms. A portion of Faneuil’s healthcare business relates to providing services to health insurance exchanges in various states and Faneuil believes that there may be significant opportunities for growth in this area. However, as has been widely publicized, the Affordable Care Act has been fraught with challenges. In addition, it is possible that changes in administration and policy, including the potential repeal of all or parts of the Affordable Care Act, resulting from the recent U.S. presidential election could result in additional proposals and continued developments with respect to healthcare reform. Significant changes to, or repeal of, the Affordable Care Act could materially and adversely affect that aspect of our business.

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

A small number of customers have historically accounted for a substantial portion of Carpets net revenue. We expect that key customers will continue to account for a substantial portion of Carpets net revenue for the foreseeable future. However, Carpets may lose these customers due to pricing, quality or other various issues. The loss or reduction of, or failure to renew or replace, any significant contracts with any of these customers could have a material adverse effect on its business or results of operations. For additional information regarding customer concentrations, see “Part IV, Item 15. Exhibits, Financial Statement Schedules – Note 4.  Concentration Risks.”

Historically, Carpets has purchased inventory from a small number of vendors. If these vendors became unable to provide materials promptly, Carpets would be required to find alternative vendors. Management estimates they could locate and qualify new vendors in approximately two weeks. For additional information regarding vendor concentrations, see “Part IV, Item 15. Exhibits, Financial Statement Schedules – Note 4.  Concentration Risks.”

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

Phoenix has significant customer and supplier concentration. For additional information regarding customer and supplier concentrations, see “Part IV, Item 15. Exhibits, Financial Statement Schedules – Note 4.  Concentration Risks.”  Any significant cancellation, deferral or reduction in the quantity or type of products sold to these principal customers or a significant number of smaller customers, including as a result of our failure to perform, the impact of economic weakness and challenges to their businesses, a change in buying habits, further industry consolidation or the impact of the shift to alternative methods of content delivery, including digital distribution and printing, to customers, could have a material adverse effect on Phoenix’s business. Further, if Phoenix’s major customers, in turn, are not able to secure large orders, they will not be able to place orders with Phoenix. A substantial decrease or interruption in business from Phoenix’s significant customers could result in write-offs or the loss of future business and could have a material adverse effect on Phoenix’s business.

Additionally, Phoenix purchases certain limited grades of paper for the production of their book and component products. If our suppliers reduce their supplies or discontinue these grades of paper, we may be unable to fulfill our contract obligations, which could have a material adverse effect on Phoenix’s business. “Part IV, Item 15. Exhibits, Financial Statement Schedules – Note 4.  Concentration Risks.”

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

The diversion of resources and management’s attention to the integration of Color Optics could adversely affect Phoenix’s day-to-day business.

The integration of Color Optics may place a significant burden on Phoenix’s management and internal resources. The diversion of Phoenix management’s attention away from day-to-day business concerns and any difficulties encountered in the transition and integration process could adversely affect Phoenix’s financial results.

Phoenix may not be able to integrate Color Optics successfully and the anticipated benefits of the Color Optics acquisition may not be realized.

Phoenix acquired Color Optics with the expectation that the acquisition would result in various benefits, including, among other things, complementing Phoenix’s current product offerings and allowing Phoenix to expand and diversify its product offerings by leveraging its existing core competencies. Achieving those anticipated benefits is subject to a number of uncertainties, including whether Phoenix can integrate the business of Color Optics in an efficient and effective manner. The integration process could also take longer than Phoenix anticipates and could result in the loss of valuable employees, the disruption of each company’s ongoing businesses, processes and systems or inconsistencies in standards, controls, procedures, practices, policies and compensation arrangements, any of which could adversely affect Phoenix’s ability to achieve the benefits it anticipates.

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

We are subject to claims arising in the ordinary course of our business that could be time consuming, result in costly litigation and settlements or judgments, require significant amounts of management attention and result in the diversion of significant operation resources, which could adversely affect our business, financial condition and results of operations.

We and our subsidiaries are currently involved in, and from time to time may become involved in, legal proceedings or be subject to claims arising in the ordinary course of our business. Our subsidiaries Carpets and Faneuil have each been named in lawsuits incidental to its ordinary business, and have filed actions against third parties in connection with such lawsuits.  We have carefully analyzed our cases with our counsel, and we believe that we are not subject to any material risk of liability.  Nevertheless, litigation is inherently unpredictable, time consuming and distracting to our management team, and the expenses of conducting litigation are not inconsequential.  Such distraction and expense may adversely affect the execution of our business plan and our ability to effectively compete in the marketplace.  For additional information, see “Part I. Item 3, Legal Proceedings.”

Changes in interest rates may increase our interest expense.

As of September 30, 2016, $102.0 million of our current borrowings under the Cerberus Term Loan and potential future borrowings are and may continue to be at variable rates of interest, tied to LIBOR or the Prime Rate of interest, thus exposing us to interest rate risk. As recently announced by the Federal Reserve Board, the federal funds rate is expected to increase in the near term, which may also have an impact on long-term rates. If interest rates do increase, our debt service obligations on our variable rate indebtedness could increase even if the amount borrowed remained the same, resulting in a decrease in our net income. For example, if interest rates increased in the future by 100 basis points, based on our current borrowings as of September 30, 2016, we would incur approximately an additional $1.02 million per annum in interest expense.

We may not receive the full amounts estimated under the contracts in our backlog, which could reduce our revenue in future periods below the levels anticipated. This makes backlog an uncertain indicator of future operating results.

As of September 30, 2016, each of our subsidiaries had a significant backlog.  Our backlog is typically subject to large variations from quarter to quarter and comparisons of backlog from period to period are not necessarily indicative of future revenues. The contracts comprising our backlog may not result in actual revenue in any particular period or at all, and the actual revenue from such contracts may differ from our backlog estimates. The timing of receipt of revenues, if any, on projects included in backlog could change because many factors affect the scheduling of projects. In certain instances, customers may have the right to cancel, reduce or defer amounts that we have in our backlog, which could negatively affect our future revenues.  The failure to realize all amounts in our backlog could adversely affect our revenues and gross margins. As a result, our subsidiaries’ backlog as of any particular date may not be an accurate indicator of our future revenue or earnings.

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

If we undergo an ownership change for purposes of Section 382 as a result of future transactions involving our common stock, including purchases or sales of stock between 5% stockholders, our ability to use our NOLs and to recognize certain built-in losses would be subject to the limitations of Section 382. Depending on the resulting limitation, a significant portion of our NOLs could expire before we would be able to use them. At September 30, 2016, we had a net operating net operating loss carryforwards for federal income tax purposes of approximately $159 million that starts expiring in 2022. Approximately $140 million of the carryforward expires in 2022. Our inability to utilize our NOLs would have a negative impact on our financial position and results of operations.

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

Our executive officers and directors and their affiliated entities together beneficially own a majority of our outstanding common stock and our Executive Chairman owns approximately 39% of our outstanding common stock. As a result, these stockholders, if they act together or in a block, could have significant influence over most matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions, even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

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

On May 11, 2016, our stock began trading on The NASDAQ Global Market (“NASDAQ”) under the ticker symbol “ALJJ.” We cannot assure you that an active trading market for our common stock will develop on NASDAQ or elsewhere or, if developed, that any market will be sustained. Accordingly, we cannot assure you that a liquid trading market will exist, that you will be able to sell your shares of our common stock when you wish, or that you will obtain your desired price for your shares of our common stock.

We cannot assure you that our common stock will continue to trade on NASDAQ.

Although our stock began trading on NASDAQ, we cannot assure you that we will be able to maintain NASDAQ’s continued listing requirements.  Such a listing helps our stockholders by providing a readily available trading market with current quotations. Without that, stockholders may have a difficult time getting a quote for the sale or purchase of our stock, the sale or purchase of our stock would likely be made more difficult and the trading volume and liquidity of our stock would likely decline. In that regard, listing on a recognized national trading market such as NASDAQ will also affect our ability to benefit from the use of our operations and expansion plans, including the development of strategic relationships and acquisitions, which are critical to our business and strategy. Any failure to maintain NASDAQ’s continued listing requirements would result in negative publicity and would negatively impact our ability to raise capital in the future.

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

Your share ownership may be diluted by the issuance of additional shares of our common or preferred stock or securities convertible into common or preferred stock in the future. As of September 30, 2016, a total of 2,284,000 shares of our common stock are issuable pursuant to vested and outstanding options issued by us at a weighted-average exercise price of $2.15. It is probable that options to purchase our common stock will be exercised during their respective terms if the fair market value of our common stock exceeds the exercise price of the particular option. If the stock options are exercised, your share ownership will be diluted. Additionally, we have options to purchase up to 2,000,000 shares of ALJ common stock available for grant under our existing equity compensation plans as of September 30, 2016.

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

We have a stockholder rights plan designed to preserve the value of certain tax assets primarily associated with our NOLs and built-in losses under Section 382. As of September 30, 2016, we had approximately $159 million of NOLs. The use of such losses to offset federal income tax would be limited if we experience an “ownership change” under Section 382. This would occur if stockholders owning (or deemed under Section 382 to own) 5% or more of our stock by value increase their collective ownership of the aggregate amount of our stock by more than 50 percentage points over a defined period. The Rights Plan was adopted to reduce the likelihood of an “ownership change” occurring as defined by Section 382.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

ALJ’s corporate mailing address is 244 Madison Avenue, PMB 358, New York, NY 10016. ALJ does not maintain any physical corporate offices. For additional information about the properties of each of ALJ’s operating subsidiaries, see “Item 1. Business.”

ITEM 3. LEGAL PROCEEDINGS.

(a) Litigation Involving Faneuil

Faneuil, Inc. v. 3M Company

Faneuil filed a complaint against 3M Company on September 22, 2016 in the Circuit Court for the City of Richmond, Virginia.  The dispute arises out of a subcontract entered into between 3M and Faneuil in relation to a toll road project in Portsmouth, Virginia. Under the terms of the subcontract, Faneuil provides certain services to 3M as part of 3M’s agreement to provide services to Elizabeth River Crossing (“ERC”).  After multiple attempts to resolve a dispute over unpaid invoices failed, Faneuil determined to file suit against 3M to collect on its outstanding receivables through the date of the filing.  In its complaint, Faneuil seeks recovery of $5.1 million based on three causes of action:  breach of contract, breach of the implied covenant of good faith and fair dealing and unjust enrichment.

Subsequent to filing suit against 3M, Faneuil entered into an agreement with ERC whereby ERC would become responsible for paying Faneuil directly for all services rendered from April 1, 2016 to the present.  That agreement resulted in a payment from ERC to Faneuil on December 8, 2016, which resolved a portion of Faneuil’s $5.1 million claim against 3M.

On October 14, 2016, 3M filed its answer and counterclaim against Faneuil.  In its counterclaim, 3M seeks recovery in excess of $10.0 million based on three claims:  breach of contract/indemnification, breach of the implied covenant of good faith and fair dealing and unjust enrichment.  3M’s counterclaim alleges it incurred approximately $3.2 million in damages payable to ERC as a result of Faneuil’s conduct and seeks indemnification for very vague allegations of an additional $10.0 million in damages incurred as a result of continued performance under its contract with ERC.

The litigation is in the pleading stage and early discovery has just commenced. Faneuil believes that the facts support its claims that the disputed services should be paid substantially or completely in full and that 3M’s counterclaims are without merit.  Faneuil intends to vigorously prosecute its claims against 3M and to defend against 3M’s counterclaims.  Although litigation is inherently unpredictable, Faneuil is confident in its ability to continue to collect for the disputed services and believes it will collect all or substantially all of its outstanding receivables.  ALJ intends to reassess the litigation periodically, and will update its disclosure accordingly.

McNeil, et al. v. Faneuil, Inc.

Tammy McNeil, a former Faneuil call center employee, filed a Fair Labor Standards Act collective action case against Faneuil in federal court in Newport News, Virginia in 2015.  The class asserts various timekeeping and overtime violations that Faneuil strongly denies.  The trial court conditionally granted a nationwide class for a three-year period from 2012-2015 and going forward.  The parties are engaging in substantive discovery at this time and Faneuil is working with outside counsel and expert witnesses to assess the potential scope of damages.  Faneuil is actively defending the matter; however, Faneuil is unable to assess the potential risk of exposure at this time in full until further discovery is completed.

Litigation Involving Carpets

Jaskol vs. Carpets et al.

On July 8, 2016, Gary Jaskol and Brenda Lee Jaskol filed a complaint in the Nevada District Court for Clark County against ALJ and Carpets for claims related to breach of contract for ALJ and Carpets’ alleged nonpayment of invoices due.  On August 3, 2016, ALJ and Carpets filed an answer and counterclaim. ALJ and Carpets believe the claims are without merit and intend to defend this action vigorously while pursuing our counterclaims.

Just Like Sugar vs. Carpets et al.

On August 10, 2016, Just Like Sugar, Inc. ("JLS") filed a complaint in the Nevada District Court for Clark County against Carpets, among others.  The complaint includes claims for "statutory violations" stemming from the alleged emission of silica dust from Carpet's fabrication facility. On September 16, 2016, Carpets filed its answer to the complaint and counterclaims. On October 25, 2016, an early case conference was held, in which JLS requested a 30-day extension to begin discovery. ALJ and Carpets believe this action is without merit and intend to defend it vigorously while pursuing our counterclaims.

Thornton vs. ALJ Regional Holdings, Inc., et al.

On September 21, 2016, Plaintiffs Clifford Thornton and Tracey Thornton filed a complaint in the Nevada District Court for Clark County against ALJ, Carpets, Steve Chesin, and Jess Ravich.  The complaint includes claims for (1) fraud, (2) bad faith, (3) civil conspiracy, (4) unjust enrichment, (5) wrongful termination, (6) intentional infliction of emotional distress, (7) negligent infliction of emotional distress, and (8) loss of marital consortium. On November 1, 2016, the defendants filed an answer to the complaint generally denying all claims. ALJ and Carpets believe this action is without merit and intend to defend it vigorously.

In connection with the Faneuil and Carpets proceedings described above, management has estimated the range of possible loss, including fees and expenses, to be between $0.85 million and $1.05 million; however, as management has determined that no one estimate within the range is better than another, it has accrued $0.85 million as of September 30, 2016.

Other Litigation

We and our subsidiaries have been named in, and from time to time may become named in, various other lawsuits or threatened actions that are incidental to our ordinary business. Litigation is inherently unpredictable. Any claims against us, whether meritorious or not, could be time-consuming, cause us to incur costs and expenses, require significant amounts of management time and result in the diversion of significant operational resources. The results of these lawsuits and actions cannot be predicted with certainty. We concluded as of September 30, 2016 that the ultimate resolution of these matters will not have a material adverse effect on our business, consolidated financial position, results of operations or cash flows.

(b) Settled Litigation

Faneuil was also named as a defendant in a proposed class action filed in the United States District Court for the Eastern District of Virginia. The case, styled Brown, et. al., v. Transurban USA, Inc., et. al., was filed on April 15, 2015, alleging that Transurban USA, Inc. (“Transurban”), an express lane operator in Virginia, and its debt collection agents Faneuil and Law Enforcement Systems, LLC, violated state and federal law in assessing and seeking to collect administrative fees and penalties for unpaid tolls on express lanes operated by Transurban. The parties have reached a settlement in this case, which was approved by the Court on September 29, 2016.  The case has been dismissed.

ITEM 4. MINE SAFETY DISCLOSURE.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

On May 11, 2016, our stock began trading on NASDAQ under the ticker symbol “ALJJ.”  Prior to May 11, 2016, our stock traded on the OTC Bulletin Board (“OTCBB”).  The following table sets forth the range of high and low sales prices for the Company’s common stock for the periods indicated:

	High	Low
Fiscal 2016:
1st Quarter	$5.15	$3.70
2nd Quarter	5.00	4.02
3rd Quarter	5.50	3.80
4th Quarter	5.10	4.42
Fiscal 2015:
1st Quarter	$4.89	$3.00
2nd Quarter	4.51	3.54
3rd Quarter	4.80	3.55
4th Quarter	4.99	3.55

Record Holders

As of November 30, 2016, there were 147 registered holders of ALJ’s common stock.  In addition, there are a significant number of holders of ALJ common stock that are “street name” or beneficial holders, whose shares are held of record by banks, brokers, and other financial institutions.

Dividends

We have not declared or paid dividends on our common stock to date.  We intend to retain any earnings for use in the business for the foreseeable future.

Equity Compensation Plan Information

On July 11, 2016, ALJ shareholders approved ALJ’s Omnibus Equity Incentive Plan (the “2016 Plan”), which allows ALJ and its subsidiaries to grant securities of ALJ to officers, employees, directors or consultants.  ALJ believes that equity-based compensation is fundamental to attracting, motivating and retaining highly-qualified dedicated employees who have the skills and experience required to achieve business goals.  Further, ALJ believes the 2016 Plan aligns the compensation of directors, officers and employees with shareholder interest.

The 2016 Plan is administered by ALJ’s Compensation, Nominating and Corporate Governance Committee (the “Compensation, Nominating, and Corporate Governance Committee”) of the Board.  The maximum aggregate number of common stock shares that may be granted under the 2016 Plan is 2,000,000.  The 2016 Plan generally provides for the grant of qualified or nonqualified stock options, restricted stock and restricted stock units, unrestricted stock, stock appreciation rights, performance awards and other awards.  The Compensation, Nominating, and Corporate Governance Committee has full discretion to set the vesting criteria.  The exercise price of a stock option may not be less than 100% of the fair market value of ALJ’s common stock on the date of grant. The 2016 Plan prohibits the repricing of outstanding stock options without prior shareholder approval. The term of stock options granted under the 2016 Plan may not exceed ten years.  Awards are subject to accelerated vesting upon a change in control in the event the acquiring company does not assume the awards.

The Board may amend, alter, or discontinue the 2016 Plan, but shall obtain shareholder approval of any amendment as required by applicable law or stock exchange listing requirements.

The following table sets forth certain information concerning shares of common stock authorized for issuance under the Company’s existing equity compensation plans as of September 30, 2016:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	—	$—	2,000,000
Equity compensation plans not approved by security holders	2,284,000	2.15	—
Total	2,284,000	$2.15	2,000,000

Recent Sales of Unregistered Securities

In December 2015, ALJ’s board of directors approved a director compensation package that included an annual restricted stock award (“RSA”) with a value of $40,000 for each outside director.  Additionally, the Board of Directors approved an RSA for ALJ’s Executive Chairman with a value of $100,000. We issued 71,429 shares of restricted stock to our outside directors and our Executive Chairman on July 12, 2016, with a fair market value of approximately $330,000, pursuant to this program.

The foregoing transaction was exempt from the registration requirements under the Securities Act of 1933 pursuant to the exemption provided by Section 4(2) thereunder.

Issuer Purchases of Equity Securities

There were no repurchases of equity securities by the issuer or affiliated purchasers during the fourth quarter of the year ended September 30, 2016.

ITEM 6. SELECTED FINANCIAL DATA.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. Our MD&A is organized as follows:

•	Overview. Discussion of our business and overall analysis of financial and other highlights affecting us to provide context for the remainder of MD&A.
•	Results of Operations. An analysis of our financial results comparing the year ended September 30, 2016 (“Fiscal 2016”) to the year ended September 30, 2015 (“Fiscal 2015”).
•	Liquidity and Capital Resources. An analysis of changes in our cash flows and discussion of our financial condition and liquidity.
•	Contractual Obligations. Discussion of our contractual obligations as of September 30, 2016.
•	Off-Balance Sheet Arrangements. Discussion of our off-balance sheet arrangements as of September 30, 2016.
•

Critical Accounting Policies and Estimates.  This section provides a discussion of the significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.

The following discussion should be read in conjunction with our consolidated financial statements and accompanying notes included at “Part IV, Item 15. Exhibits, Financial Statement Schedules.”  The following discussion contains a number of forward-looking statements that involve a number of risks and uncertainties. Words such as "anticipates," "expects," "intends," "goals," "plans," "believes," "seeks," "estimates," "continues," "may," "will," "should," and variations of such words and similar expressions are intended to identify such forward-looking statements. Such statements are based on our current expectations and could be affected by the risk and uncertainties described in “Part I, Item 1A. Risk Factors.” Our actual results may differ materially.

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

During Fiscal 2016, each of our subsidiaries either secured or extended long-term contracts with significant customers to provide additional products and services. Our increased sales efforts have provided large contract wins for Faneuil and Carpets.  Faneuil won a new health benefit exchange contract and a commercial utility contract, which is projected to offset the conclusion of a contract with one of its largest customers, while Carpets significantly expanded its existing contract with one of the largest builders in Las Vegas.

We continue to see our business evolve as we execute our strategy of buying attractively-valued companies, such as our July 18, 2016 acquisition of Color Optics (“Color Optics Acquisition”), a leading printing and packaging solutions enterprise servicing the beauty, fragrance, cosmetic and consumer-packaged goods markets.  In analyzing the financial impact of any potential acquisition, we focus on earnings, operating margin, cash flow and return on invested capital targets. We hire successful and experienced management teams to run each of our operating companies and incentivize them to drive higher profits. We are focused on increasing our revenues at each of our operating subsidiaries by investing in sales and marketing and expanding into new products and markets, evaluating and executing on tuck-in acquisitions, while continually examining our cost structures to drive higher profits.

On May 11, 2016, our stock began trading on the NASDAQ market under the ticker symbol “ALJJ.” We believe our investment, which included approximately $1.0 million in expenses, of which $0.7 million are non-recurring, to uplist our stock will provide greater liquidity for our investors and allow us to better leverage our stock for future acquisitions.

Results of Operations

Our financial statements reflect the operations of Faneuil and Carpets throughout all periods presented, Phoenix from August 9, 2015, and Color Optics from July 18, 2016.  Results of operations are impacted by the timing of the acquisition of Phoenix on August 9, 2015 (“Phoenix Acquisition”) as Fiscal 2015 only includes 53 days of Phoenix activity compared to 365 days in Fiscal 2016.

The following table sets forth certain consolidated condensed statements of income data as a percentage of net revenue for each period as follows (in thousands, except per share amounts):

	Year Ended September 30, 2016		Year Ended September 30, 2015
		% of		% of
	Dollars	Net Revenues	Dollars	Net Revenues
Net revenue (1)
Faneuil	$131,843	49.1%	$149,625	71.3%
Carpets	50,606	18.9	44,572	21.2
Phoenix	85,920	32.0	15,750	7.5
Consolidated	268,369	100.0	209,947	100.0
Cost of revenue (2)
Faneuil	104,083	78.9	118,116	78.9
Carpets	41,120	81.3	37,033	83.1
Phoenix (3)	59,283	69.0	10,126	64.3
Consolidated	204,486	76.2	165,275	78.7
Selling, general and administrative expense (2)
Faneuil	17,102	13.0	16,610	11.1
Carpets	8,788	17.4	7,160	16.1
Phoenix	11,108	12.9	1,489	9.5
ALJ	3,886	—	3,220	—
Consolidated	40,884	15.2	28,479	13.6
Depreciation and amortization (2)
Faneuil	6,171	4.7	5,591	3.7
Carpets	641	1.3	705	1.6
Phoenix (4)	2,475	2.9	355	—
Consolidated	9,287	3.5	6,651	3.2
Gain (loss) on disposal of assets, net (2)
Faneuil	(61)	(0.0)	(448)	(0.3)
Carpets	—	—	(80)	(0.2)
Phoenix	199	0.2	—	—
ALJ	(11)	—	—	—
Segment operating income (loss) (2)
Faneuil	4,426	3.4	8,860	5.9
Carpets	57	0.1	(406)	(0.9)
Phoenix	13,253	15.4	3,780	24.0
ALJ	(3,897)	—	(3,220)	—
Consolidated	13,839	5.2	9,014	4.3
Interest expense (5)	(9,129)	(3.4)	(2,178)	(1.0)
Income tax benefit (5)	6,215	2.3	5,457	2.6
Net income attributable to non-controlling interest (5)	—	—	(400)	(0.2)
Net income attributable to ALJ (5)	$10,925	4.1	$11,893	5.7
Basic earnings per share of common stock	$0.31		$0.36
Diluted earnings per share of common stock	$0.30		$0.35

(1)	Percentage is calculated as segment revenue divided by consolidated revenue.
(2)	Percentage is calculated as a percentage of the respective segment revenue.
(3)	Includes depreciation expense of $4.0 million and $0.5 million during Fiscal 2016 and Fiscal 2015, respectively.
(4)	Primarily amortization of intangible assets. Total depreciation and amortization for Phoenix including depreciation expense captured in cost of revenue was $6.4 million.
(5)	Percentage is calculated as a percentage of consolidated revenue.

Net Revenues

	Year Ended September 30,
(in thousands)	2016	2015	$ Change	% Change
Faneuil	$131,843	$149,625	$(17,782)	(11.9)%
Carpets	50,606	44,572	6,034	13.5
Phoenix	85,920	15,750	70,170	445.5
Consolidated	268,369	209,947	58,422	27.8

Faneuil Net Revenue

Faneuil net revenue for Fiscal 2016 was $131.8 million, a decrease of $17.8 million, or 11.9%, compared to net revenue of $149.6 million for Fiscal 2015.  The decrease in net revenue was mainly attributable a reduction in revenue of $16.0 million from customer contracts that concluded in Fiscal 2016 and a shorter open enrollment periods for customers in the healthcare industry which resulted in a $5.4 million reduction in revenue.  These decreases were partially offset by a $6.6 million increase in revenue from new customer contracts entered into in Fiscal 2016.  The remaining decrease was a result of normal fluctuations with existing contracts.

Carpets Net Revenue

Carpets net revenue for Fiscal 2016 was $50.6 million, an increase of $6.0 million, or 13.5%, compared to net revenue of $44.6 million for Fiscal 2015.  The increase was primarily attributable to two builders adding cabinets and more homes to their existing contracts.  Carpets revenue is primarily impacted by the performance of the Las Vegas housing market, which has trended upwards during Fiscal 2016.  Additionally, Carpets has leveraged its relationship with several large builders to provide multiple products to such builders, which may positively impact revenue in the near term.

Phoenix Net Revenue

Phoenix net revenue for Fiscal 2016 was $85.9 million, an increase of $70.2 million, or 445.5%, compared to $15.8 million during Fiscal 2015.  The majority of the increase was a result of the timing of the Phoenix Acquisition.  To a lesser extent, the increase was attributable to the Color Optics Acquisition, which added net revenue of $3.7 million during Fiscal 2016.

Cost of Revenue

	Year Ended September 30,
(in thousands)	2016	2015	$ Change	% Change
Faneuil	$104,083	$118,116	$(14,033)	(11.9)%
As a percentage of net revenue	78.9%	78.9%
Carpets	41,120	37,033	4,087	11.0
As a percentage of net revenue	81.3%	83.1%
Phoenix	59,283	10,126	49,157	485.5
As a percentage of net revenue	69.0%	64.3%
Consolidated	204,486	165,275	39,211	23.7

Faneuil Cost of Revenue

Faneuil cost of revenue for Fiscal 2016 was $104.1 million, a decrease of $14.0 million, or 11.9%, compared to $118.1 million for Fiscal 2015.  The decrease in cost of revenue was attributable to the decrease in revenue, a $5.0 million reduction in operational costs from existing customers during the period, primarily with healthcare customers, and a reduction in cost of revenue of $12.3 million associated with customer contracts that concluded in Fiscal 2015, partially offset by a $4.8 million increase in cost of revenue associated with new customer contracts entered into in Fiscal 2016.

Carpets Cost of Revenue

Carpets cost of revenue for Fiscal 2016 was $41.1 million, an increase of $4.1 million, or 11.0%, compared to $37.0 million for Fiscal 2015.  The increase in cost of revenue was attributable to the increase in revenue.  The decrease in Carpets cost of revenue as a percentage of revenue was attributable to Carpets’ ability to take advantage of early payment discounts and increased rebates.  These discounts and rebates are a function of an improved cash position that allows Carpets to take payment terms and increased rebates based on increased product purchases, mainly cabinets.

Phoenix Cost of Revenue

Phoenix cost of revenue for Fiscal 2016 was $59.3 million, an increase of $49.2 million, or 485.5%, compared to $10.1 million for Fiscal 2015.  The majority of the increase was a result of the timing of the Phoenix Acquisition.  To a lesser extent, the increase was attributable to the Color Optics Acquisition, which added $3.5 million to cost of revenue during Fiscal 2016.   During Fiscal 2016, Phoenix renewed or extended agreements with its three largest customers for estimated combined net revenues, during the additional terms, ranging from two to four years, of over $100 million which reflects higher sales volume offset by the impact of lower pricing.  This lower pricing increased Phoenix cost of revenue as a percentage of revenue in Fiscal 2016 compared to Fiscal 2015.  Phoenix cost of revenue as a percentage of revenue was also impacted by the purchase of Color Optics, as Color Optics cost of revenue as a percentage of net revenue is approximately 94.5%.  Phoenix cost of revenue includes depreciation and amortization expense related to printing presses and other machinery used during the printing process.  Phoenix expects depreciation and amortization expense to increase as new equipment is purchased and installed as part of its budgeted expansion over the next year.

Selling, General and Administrative Expense

	Year Ended September 30,
(in thousands)	2016	2015	$ Change	% Change
Faneuil	$17,102	$16,610	$492	3.0%
Carpets	8,788	7,160	1,628	22.7
Phoenix	11,108	1,489	9,619	646.0
ALJ	3,886	3,220	666	20.7
Consolidated	40,884	28,479	12,405	43.6

Faneuil Selling, General and Administrative Expense

Faneuil selling, general and administrative expense for Fiscal 2016 was $17.1 million, an increase of $0.5 million, or 3.0%, compared to $16.6 million for Fiscal 2015.  The increase was attributable to a $0.8 million increase as a result of onboarding new customers, partially offset by a $0.8 million decrease in selling, general and administrative expenses related to customer contracts that terminated in 2015, and $0.2 million of stock-based compensation.  Other components of Faneuil selling, general and administrative expenses remained fairly constant.

Carpets Selling, General and Administrative Expense

Carpets selling, general and administrative expense for Fiscal 2016 was $8.8 million, an increase of $1.6 million, or 22.7%, compared to $7.2 million for Fiscal 2015.  Payroll and payroll-related expenses increased $1.6 million due to an increase in headcount to support our expanded customer base.

Phoenix Selling, General and Administrative Expense

Phoenix selling, general and administrative expense for Fiscal 2016 was $11.1 million, an increase of $9.6 million, or approximately 646.0%, compared to $1.5 million for Fiscal 2015.  The majority of the increase was a result of the timing of the Phoenix Acquisition.  To a lesser extent, the increase was attributable to the Color Optics Acquisition and the non-recurring legal fees associated with the Color Optics Acquisition, which accounted for $0.3 million.

ALJ Selling, General and Administrative Expense

ALJ selling, general and administrative expense for Fiscal 2016 was $3.9 million, an increase of $0.7 million, or approximately 20.7%, compared to selling, general and administrative expense of $3.2 million for Fiscal 2015.  The increase was primarily attributable to legal and accounting fees totaling $1.2 million to support our periodic filings with the SEC, which became a requirement in Fiscal 2016 as part of our uplisting process from the OTCBB to NASDAQ.  Of the $1.2 million increase, $0.7 million was non-recurring fees.  This increase was partially offset by a $0.5 million decrease to non-cash stock-based compensation expense.  We expect legal and accounting fees to increase approximately $0.5 million per year as we comply with the ongoing reporting requirements of a public company.

Depreciation and Amortization

	Year Ended September 30,
(in thousands)	2016	2015	$ Change	% Change
Faneuil	$6,171	$5,591	$580	10.4%
Carpets	641	705	(64)	(9.1)
Phoenix	2,475	355	2,120	597.2
Consolidated	9,287	6,651	2,636	39.6

Faneuil Depreciation and Amortization

Faneuil depreciation and amortization expense for Fiscal 2016 was $6.2 million, an increase of $0.6 million, or 10.4%, compared to $5.6 million for Fiscal 2015.  Faneuil experiences increases in depreciation and amortization expenses as new customers are onboarded.

Carpets Depreciation and Amortization

Carpets depreciation and amortization expense for Fiscal 2016 was $0.6 million, and decrease of $0.1 million or 9.1%, compared to $0.7 million for Fiscal 2015.  Although depreciation and amortization decreased, Carpets expects to experience an increase in depreciation and amortization expense as new automation machinery for its granite and stone facility is acquired.

Phoenix Depreciation and Amortization

Phoenix depreciation and amortization expense for Fiscal 2016 was $2.5 million, an increase of $2.1 million, or 597.2% compared to $0.4 million for Fiscal 2015.  The majority of the increase was a result of the timing of the Phoenix Acquisition.  To a lesser extent, the increase was attributable to additional equipment purchased during Fiscal 2016.  The majority of Phoenix depreciation and amortization expense was included with cost of revenue, as discussed above.

Interest Expense

Interest expense for Fiscal 2016 was $9.1 million, an increase of $6.9 million over interest expense of $2.2 million for Fiscal 2015.  The increase was primarily attributable to the weighted average increase in our term loan payable during Fiscal 2016 compared to Fiscal 2015, which increased approximately $82.0 million in August 2015 as a result of the Phoenix Acquisition and $10.0 million in July 2016 as a result of the Color Optics Acquisition.  To a lesser extent, the increase is attributable to the increased amortization of deferred loan costs, which totaled $1.0 million and $0.3 million for Fiscal 2016 and Fiscal 2015, respectively.  We expect our interest expense to fluctuate in the future based on payments reducing our outstanding term loan balance and additional capital lease borrowings.

Income Taxes

Income tax benefit for Fiscal 2016 was $6.2 million, an increase of $0.7 million compared to income tax benefit of $5.5 million for Fiscal 2015.  The change was primarily attributable to a decrease in the valuation allowance related to the recording of a deferred tax asset for the partial recognition of the Company’s net operating losses.  To the extent that we continue to recognize taxable income, we expect to utilize our net operating losses and continue to recognize a decrease in our valuation allowance.

Seasonality

Faneuil Seasonality

Faneuil experiences seasonality within its various lines of business. For example, during the end of the calendar year through the end of the first calendar quarter, Faneuil generally experiences higher revenues from its healthcare customers as the contact centers increase operations during the enrollment periods of the healthcare exchanges. Faneuil’s revenue from its healthcare customers generally decreases during the remaining portion of the year after the enrollment period. Seasonality is less prevalent in the transportation industry though there is typically an increase in volume during the summer months.

Carpets Seasonality

Carpets generally experiences seasonality within the home building business as the number of houses sold during the winter months is generally lower than the number of homes sold during other times during the year. Conversely, the number of houses sold and delivered during the remaining portion of the year increases by comparison.

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

Liquidity and Capital Resources

Our principal sources of liquidity have been cash provided by operations and borrowings under various debt arrangements.  At September 30, 2016, our principal sources of liquidity included cash and cash equivalents of $5.3 million and an available borrowing capacity of $19.2 million on our line of credit.  Our principal uses of cash have been for acquisitions and to pay down debt.  We anticipate these uses will continue to be our principal uses of liquidity in the future.

Global financial and credit markets have been volatile in recent years, and future adverse conditions of these markets could negatively affect our ability to secure funds or raise capital at a reasonable cost or at all.  For additional discussion of our various debt arrangements see Contractual Obligations below.

In summary, our cash flows for each period were as follows (in thousands):

	Year Ended September 30,
	2016	2015
Cash provided by operating activities	$15,496	$11,402
Cash used by investing activities	(9,170)	(95,308)
Cash (used) provided by financing activities	(6,150)	78,931
Change in cash and cash equivalents	$176	$(4,975)

We recognized net income of $10.9 million for Fiscal 2016, and generated cash from operating activities of $15.5 million, offset by cash used by investing activities of $9.2 million and financing activities of $6.1 million.

We recognized net income of $11.9 million for Fiscal 2015, and generated cash from operating activities of $11.4 million and $78.9 million from financing activities, offset by cash used in investing activities of $95.3 million.

Operating Activities

Cash provided by operations of $15.5 million during Fiscal 2016 was the result of our $10.9 million net income and $9.1 million addback of net non-cash expenses, partially offset by $4.5 million of net cash used by changes in operating assets and liabilities. The most significant components of net non-cash expenses were depreciation and amortization of $13.3 million, stock-based compensation of $0.8 million and amortization of non-cash interest expense of $1.0 million, offset by deferred income tax benefit of $6.8 million.  The most significant components of changes in operating assets and liabilities included prepaid expenses and other current assets of $1.4 million, and deferred revenue and customer deposits of $5.1 million, which provided cash, and accounts receivable of $7.9 million and other assets of $5.3 million, which used cash.  Both the increase in deferred revenue and customer deposits and accounts receivable were impacted by new contracts entered into by Faneuil.  Our cash flow from operations was negatively impacted by one large past due account receivable due to Faneuil.   We have retained an attorney and filed suit to assist with bringing the account current while continuing the business relationship.  Continued delays in customer payments will have a negative impact on the Company’s liquidity, financial debt covenants, financial position, and results of operations.  Of the $5.3 million cash used, which was attributable to the change in other assets, $1.8 million is temporary and relates to equipment deposits that will be financed using capital leases once the equipment is completed and ready for use.

Cash provided by operations of $11.4 million during Fiscal 2015 was the result of our $12.3 million net income and $2.7 million of net non-cash expenses, partially offset by $3.6 million net cash used by changes in operating assets and liabilities.  The most significant components of net non-cash expenses were depreciation and amortization of $7.2 million and stock-based compensation of

$1.5 million, partially offset by the benefit we received from deferred income taxes of $7.3 million.  The most significant components of changes in operating assets and liabilities included accounts receivable of $1.8 million, prepaid expenses and other current assets of $1.9 million, and deferred revenue and customer deposits of $1.8 million, which used cash, and other assets of $2.1 million, which provided cash.

Investing Activities

During Fiscal 2016, our investing activities used $9.2 million of cash, attributable to the Color Optics Acquisition, which totaled $6.6 million, purchases of equipment, software and leasehold improvements, which totaled $3.7 million, partially offset by $1.0 million of proceeds from the sale of assets.

During Fiscal 2015, we used $95.3 million of cash to purchase Phoenix for $88.3 million and capital equipment of $7.1 million.

Financing Activities

During Fiscal 2016, our financing activities used $6.2 million of cash, primarily to pay term loan payments of $11.1 million, of which $3.0 million was non-mandatory, and $2.1 million to repurchase ALJ common stock, partially offset by an increase to our term loan of $10.0 million (see further discussion at Contractual Obliations below).

During Fiscal 2015, our financing activities provided $78.9 million of cash as a result of entering a $105.0 million term loan (see further discussion at Contractual Obligations below) and $1.7 million from the sale of ALJ common stock, partially offset by debt payments of $23.0 million, $3.8 million of debt issuance costs associated with the new term loan, and $1.2 million to repurchase our common stock.

Contractual Obligations

The following table summarizes our significant contractual obligations at September 30, 2016, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments due by Period
		Less Than	One – Three	Four – Five	More than Five
	Total	One Year	Years	Years	Years
Line of credit(1)	$—	$—	$—	$—	$—
Term loan payable(1)	101,969	10,893	25,875	65,201	—
Operating lease obligations	12,120	4,709	6,741	670	—
Capital lease obligations	4,751	2,046	2,705	—	—
Other long-term liabilities(2)	3,681	1,053	2,628	—	—
Total contractual cash obligations	$122,521	$18,701	$37,949	$65,871	$—

(1)

During August 2015, ALJ entered into a financing agreement (“Agreement”) with Cerberus Business Finance, LLC (“Cerberus”), to borrow $105 million in a term loan (“Cerberus Term Loan”) and have available up to $30.0 million in a revolver (“Cerberus/PNC Revolver” and together with the Cerberus Term Loan, the “Cerberus Debt”).  The proceeds were used to fund the acquisition of Phoenix, to refinance the outstanding debt of ALJ, Faneuil and Carpets, and to provide working capital facilities to all three of ALJ’s subsidiaries and ALJ.

During the year ended September 30, 2016, the Cerberus Term Loan accrued interest at an annual interest rate of 7.5%.   Interest payments are due in arrears on the first day of each month.  Quarterly principal payments of approximately $2.0 million are due on the last day of each fiscal quarter.  Annual principal payments equal to 75% of ALJ’s excess cash flow, as defined in the Agreement, were due beginning September 30, 2016.  The annual payment due on September 30, 2016 for the year ended September 30, 2016 of $2.3 million is included with the $10.9 million reported as term loan payable due in less than one year.   A final balloon payment is due on the maturity date of August 14, 2020.  There is a prepayment penalty equal to 3%, 2% and 1% of any amounts prepaid within the first, second and third years of the loan, respectively.  ALJ may make payments against the loan with no penalty up to $7.0 million.

During the year ended September 30, 2016, the Cerberus/PNC Revolver accrued interest on the outstanding balance at an annual interest rate of 7.5%.  Interest payments are due in arrears on the first day of each month. ALJ has the option to prepay (and re-borrow) the outstanding balance of the Cerberus/PNC Revolver, without penalty. Each subsidiary has the ability to borrow under the revolver (up to $30.0 million in the aggregate for all subsidiaries combined) but limited to 85% of eligible receivables. The Cerberus/PNC Revolver carries an unused fee of 0.5%. Additionally, the Cerberus/PNC Revolver provides for a sublimit for letters of credit up to $15.0 million. Faneuil had a $2.2 million letter of credit under the agreement as of September 30, 2016.  The Cerberus/PNC Revolver matures August 14, 2020.

The Cerberus Debt is secured by substantially all of our assets.  The Cerberus Debt includes affirmative and negative financial covenants restricting our ability to incur debt, grant liens, initiate certain investments, declare dividends and dispose of assets.  The Cerberus Debt also requires us to comply with certain borrowing base requirements. As of September 30, 2016, ALJ was in compliance with all debt covenants and had unused borrowing capacity of $19.2 million.

During July 2016, in connection with the Color Optics Acquisition, ALJ amended the Cerberus Term Loan to increase borrowings by $10.0 million and modify certain covenants. During Fiscal 2016 interest accrued at an annual rate of 9.5% on the $10.0 million.  When certain loan covenants are met, the annual interest rate will decrease to 7.5%.  Quarterly loan payments increased from approximately $2.0 million to $2.2 million beginning September 30, 2016.  The August 14, 2020 maturity date was not impacted.

(2)	Amounts represent future cash payments to satisfy our short- and long-term workers’ compensation reserve and other long-term liabilities.

Off-Balance Sheet Arrangements

As of September 30, 2016, we had two types of off-balance sheet arrangements.

Surety Bonds.  As part of Faneuil’s normal course of operations, certain customers require surety bonds guaranteeing the performance of a contract.  As of September 30, 2016, the face value of such surety bonds, which represents the maximum cash payments that Faneuil would have to make under certain circumstances of non-performance, was approximately $23.4 million.

Letter of Credit.  Faneuil had a letter of credit for $2.2 million as of September 30, 2016.

Critical Accounting Estimates

The preparation of financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses in the reporting period. We regularly evaluate our estimates and assumptions related to the fair value of assets and liabilities, including intangible assets acquired and allocation of purchase price, useful lives, carrying value and recoverability of long-lived and intangible assets, the recoverability of goodwill, the realizability of deferred tax assets, stock-based compensation, the allowance for doubtful accounts and inventory reserves, and calculation of insurance reserves.  Certain accounting policies, as described below, are considered "critical accounting policies" because they are particularly dependent on estimates made by us about matters that are inherently uncertain and could have a material impact to our consolidated financial statements. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenue, costs and expenses that are not readily apparent from other sources. The actual results experienced by us may differ materially and adversely from our estimates. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected.  A summary of all of our significant accounting policies is included at “Part IV, Item 15. Exhibits, Financial Statement Schedules – Note 2, Summary of Significant Accounting Policies.”

We believe the following are critical accounting policies that require us to make significant estimates, assumptions or judgments:

•	Valuation and allocation of assets acquired and liabilities assumed in connection with business acquisitions;
•	Impairment of goodwill, long-lived assets, and intangible assets;
•	Recognition and measurement of current and deferred income taxes (including the measurement of uncertain tax positions and deferred tax assets);
•	Revenue recognition, including our allowance for bad debts;
•	Estimate of potential loss from litigation;
•	Workers’ compensation reserves; and
•	Share-based awards and related compensation.

Business Acquisitions

Accounting for acquisitions requires our management to estimate the fair value of the assets acquired and liabilities assumed, which involves a number of judgments, assumptions, and estimates that could materially affect the timing or amounts recognized in our financial statements. The items involving the most significant assumptions, estimates, and judgments include determining the fair value of the following:

-	Intangible assets, including valuation methodology, estimations of future cash flows, and discount rates, as well as the estimated useful life of the intangible assets;
-	Deferred tax assets and liabilities, uncertain tax positions, and tax-related valuation allowances, which are initially estimated as of the acquisition date;
-	Inventory; property, plant and equipment; pre-existing liabilities or legal claims; deferred revenue; and contingent consideration, each as may be applicable, and
-	Goodwill as measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed.

The goodwill and intangible assets acquired in business acquisitions are pushed down to the reporting segment that benefits from the business combination.

We use an independent valuation firm to assist with our valuation, and our assumptions and estimates are based upon comparable market data and information obtained from our management and the management of the acquired companies. While we use our best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year following the acquisition date, we record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill.

Long-Lived Asset Impairments

Property and Equipment

We assess property, plant and equipment for impairment when events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Factors that we consider in deciding when to perform an impairment review include significant under-performance of a business or product line in relation to expectations, significant negative industry or economic trends, and significant changes or planned changes in our use of the assets. We measure the impairment by comparing the difference between the carrying value and its fair value. Property and equipment is considered a non-financial asset and is recorded at fair value only if an impairment charge is recognized.  When we determine that the useful lives of assets are shorter than we had originally estimated, we accelerate the rate of depreciation over the assets’ new, shorter useful lives.

Identified Intangibles

We make judgments about the recoverability of purchased finite-lived intangible assets whenever events or changes in circumstances indicate that an impairment may exist. Recoverability of finite-lived intangible assets is measured by comparing the carrying amount of the asset to the future undiscounted cash flows that the asset is expected to generate.

The assumptions and estimates used to determine future values and remaining useful lives of our intangible and other long-lived assets are complex and subjective. They can be affected by internal factors such as changes to our business strategy or external factors such as industry and economic trends.

Goodwill

Goodwill is recorded when the purchase price of an acquisition exceeds the fair value of the net tangible and identified intangible assets acquired. We perform an annual impairment assessment in the fourth quarter of each year, or more frequently if indicators of potential impairment exist, to determine whether it is more likely than not that the fair value of a reporting segment in which goodwill resides is less than its carrying value.

For reporting segments in which this assessment concludes that it is more likely than not that the fair value is more than its carrying value, goodwill is not considered impaired and we are not required to perform the two-step goodwill impairment test. Qualitative factors considered in this assessment include industry and market considerations, overall financial performance, and other relevant events and factors affecting the reporting segment.

For reporting segments in which the impairment assessment concludes that it is more likely than not that the fair value is less than its carrying value, we perform the first step of the goodwill impairment test, which compares the fair value of the reporting segment to its carrying value. If the fair value of the reporting segment exceeds the carrying value of the net assets assigned to that reporting segment, goodwill is not considered impaired and we are not required to perform additional analysis. If the carrying value of the net assets assigned to the reporting segment exceeds the fair value of the reporting segment, then we must perform the second step of the goodwill impairment test to determine the implied fair value of the reporting segment’s goodwill. If we determine during the second step that the carrying value of a reporting segment’s goodwill exceeds its implied fair value, we record an impairment loss equal to the difference.

Determining the fair value of a reporting segment involves the use of significant estimates and assumptions. Our goodwill impairment test uses the income method and the market method to estimate a reporting segment’s fair value. The income method is calculated using a discounted future cash flow approach based on estimated revenues and expenses as well as market segment growth rates.  Discounted rates are based on our weighted average cost of capital. Our estimates of market segment growth and expenses are based on historical data, various internal estimates, and a variety of external sources.  We assess the reasonableness of the inputs and outcomes of our discounted cash flow analysis against available comparable market data. The market method is based on financial multiples of comparable companies.

For the annual impairment assessment completed during Fiscal 2016, we determined that for each of our reporting segments, it was more likely than not that the fair value of the reporting segments exceeded the carrying value. As a result, we concluded that performing the first step of the goodwill impairment test was not necessary and goodwill was not impaired.

To date, we have not recorded any asset impairments.

Income Taxes

We make estimates and judgments in determining the provision for taxes for financial statement purposes. These estimates and judgments occur in the calculation of tax credits, benefits, and deductions, and in the calculation of certain tax assets and liabilities that arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes, as well as the interest and penalties related to uncertain tax positions. Significant changes in these estimates may result in an increase or decrease to our tax provision in a subsequent period.

We must assess the likelihood that we will be able to recover our deferred tax assets. If recovery is not more likely than not, we must increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. We believe that we will ultimately recover the deferred tax assets recorded on our consolidated balance sheets. However, should a change occur in our ability to recover our deferred tax assets, our tax provision would increase in the period in which we determined that the recovery is not more likely than not. Recovery of a portion of our deferred tax assets is impacted by management’s plans with respect to holding or disposing of certain investments; therefore, changes in management’s plans with respect to holding or disposing of investments could affect our future provision for taxes.

We use a two-step process to recognize liabilities for uncertain tax positions. The first step is to evaluate the tax position for recognition by determining whether the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. If we determine that a tax position will more likely than not be sustained on audit, the second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and may not accurately forecast actual outcomes. Determining whether an uncertain tax position is effectively settled requires judgment. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision.

Revenue Recognition

We must make subjective estimates as to when our revenue is earned, the impact of pricing adjustments, and the collectability of our accounts receivable.

We recognize revenue from non-refundable up-front payments attributable to contract implementation over the longer of the initial term of the contract or the expected customer life, which is estimated, at the time of the initial contract is executed.

We record reductions of revenue for pricing adjustments, such as rebates, in the same period that the related revenue is recorded. We accrue 100% of potential rebates at the time of sale.   We reverse the accrual of unclaimed rebate amounts as specific rebate programs contractually end and when we believe unclaimed rebates are no longer subject to payment and will not be paid. Thus the reversal of unclaimed rebates may have a positive impact on our net revenue and net income in subsequent periods. Additional reductions of revenue would result if actual pricing adjustments exceed our estimates.

We establish an allowance for doubtful accounts to cover probable and estimable losses on our customer accounts receivable resulting from the failure of customers to make contractual payments.  A portion of our customer portfolio consists of a small number of relatively large accounts, which are individually evaluated for realizability.  These estimates have a direct impact on our net income because a higher bad debt allowance for a particular period would result in lower net income in that period.

Potential Loss from Litigation

We are involved in disputes, litigation and other legal proceedings. We prosecute and defend these matters aggressively. However, there are many uncertainties associated with any litigation, and we cannot provide assurance that these actions or other third party claims against us will be resolved without costly litigation and/or substantial settlement costs.  We establish an accrual based on our estimate of the potential loss from litigation.  Our estimate has a direct impact on our net income because a higher accrual for a particular period would result in lower net income in that period.

Workers’ Compensation Reserves

Our accrued self-insurance reserves represent the estimated costs of known and anticipated or unasserted claims under our workers’ compensation insurance policies. Accrued insurance provisions for unasserted claims arising from unreported incidents are based on an analysis of historical claims data using and independent actuarial analysis. For each unasserted claim, we record a self‑insurance provision up to the estimated amount of the probable claim utilizing actuarially determined loss development factors applied to actual claims data. Our self-insurance provisions are susceptible to change to the extent that actual claims development differs from historical claims development. Historically, we have not experienced significant variability in our actuarial estimates for claims incurred but not reported.  Accrued insurance provisions for reported claims are reviewed internally each quarter.  Our assessment of whether a loss is probable and/or reasonably estimable is updated as necessary. Due to the inherently uncertain nature of workers’ compensation claims, the ultimate loss may differ materially from our estimates, which could directly impact our operating expense and net income.

Share-Based Awards

The calculation of the fair value of share-based awards is subjective and requires several assumptions over such items as expected life and expected stock volatility. These assumptions have a direct impact on our net income because a higher share-based awards fair value would result in higher compensation expense and lower net income for a particular period.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements and supplementary data required by this item are included in “Part IV, Item 15. Exhibits, Financial Statement Schedules.”

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Based on management’s evaluation (with the participation of our Executive Chairman and Chief Financial Officer (“CFO”)), as of the end of the period covered by this report, our Executive Chairman and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)), are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in U.S. Securities and Exchange Commission (“SEC”) rules and forms, and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth fiscal quarter for the year ended September 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management Report on Internal Control Over Financial Reporting

This Annual Report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Inherent Limitations on Effectiveness of Controls

Our management, including our Executive Chairman and CFO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well-designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of the effectiveness of controls to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the names, ages, and principal offices and positions of our current directors and executive officers as of November 30, 2016.

Name	Age	Position
Jess M. Ravich	59	Class III Director, Chairman of the Board, and Executive Chairman
T. Robert Christ	47	Chief Financial Officer
Hal G. Byer	59	Class II Director
Robert Scott Fritz	60	Class I Director
Rae Ravich	25	Class II Director
John Scheel	62	Class I Director
Anna Van Buren	58	Class III Director, President and CEO of Faneuil
Michael Borofsky	44	Class III Director
Marc Reisch	61	Class I Director, Chairman of Phoenix
Margarita Paláu Hernández	60	Class II Director

The Company’s Board of Directors is divided into three classes, with one class being elected each year and members of each class holding office for a three-year term. All of the directors serve until their terms expire and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal.  In July 2016, ALJ shareholders re-elected Robert Scott Fritz, John Scheel, and Marc Reisch as Class I directors with terms expiring in 2019.  The Class II and Class III directors’ terms expire in 2017 and 2018, respectively.

The following is a brief summary of the backgrounds of the Company’s directors and executive officers.

Jess M. Ravich. Mr. Ravich has served as a director since June 2006 and Chairman of the Board of Directors since August 2006.  He has served as the Executive Chairman and senior executive officer of the Company since February 2013. Mr. Ravich joined The TCW Group as Group Managing Director in December 2012. From 2009 to 2012, Mr. Ravich was Managing Director at Houlihan Lokey.  In 1991 Mr. Ravich founded Libra Securities, LLC (“Libra”), a Los Angeles-based investment banking firm that focused on capital raising and financial advisory services for middle market corporate clients and the sales and trading of debt and equity securities for institutional investors, and served as its Chairman and Chief Executive Officer from 1991 until 2009.  Prior to founding Libra, Mr. Ravich was an Executive Vice President at Jefferies & Co., Inc. and a Senior Vice President at Drexel Burnham Lambert.

Mr. Ravich has been a member of the board of directors of Cherokee Inc. (Nasdaq GS: CHKE) since May 1995 and has served as its Chairman since January 2011. Mr. Ravich has also served on the Board of Directors of A-Mark International since 2014 and Unwired Planet since November 2015. In addition to his professional responsibilities, Mr. Ravich has also served on the Undergraduate Executive Board of the Wharton School and the Board of Trustees of the Archer School for Girls. Mr. Ravich earned both a B.S and M.S. from the Wharton School and a J.D. from Harvard University.  Mr. Ravich is the father of Rae Ravich, a director of the Company.

T. Robert Christ. Mr. Christ has served as the Chief Financial Officer and Secretary of the Company since July 2008. Mr. Christ also serves as Executive Vice President for Aristotle International Inc., a political software company and age and identity verification company (“Aristotle”). Mr. Christ was previously Chief Financial Officer for Electronic Recyclers International, Inc., a nationwide recycler of e-waste. From 1999 to 2006, Mr. Christ served as Chief Operating Officer and Chief Financial Officer for Aristotle. From 1997 to 1999, Mr. Christ served as Chief Financial Officer for Pulsar Data Systems, a government contractor that merged with Litronic Inc. and went public in 1999. From 1994 to 1997, Mr. Christ served as controller for the Centech Group Inc., a government contractor, and from 1991 to 1993, Mr. Christ held various positions with Rubino and McGeehin, Chtd. a public accounting firm. Mr. Christ holds a B.B.A. degree in Accounting from James Madison University and passed the C.P.A. exam in 1991.

Hal G. Byer. Mr. Byer has served as a director since January 2003. Mr. Byer joined Houlihan Lokey as a Senior Vice President in their Financial Sponsors Coverage Group in December 2009. From May 2001 to November 2009, Mr. Byer was a Senior Vice President of Libra Securities, a broker-dealer registered with the Securities and Exchange Commission (“SEC”) and an NASD member. From 1995 to 2003, Mr. Byer was Chief Executive Officer of Byer Distributing Co., a snack food distribution company. From 2000 to 2003, Mr. Byer was also the Chief Operating Officer of eGreatcause.com, an internet start-up involved in fundraising for charitable and non-profit organizations that is no longer active.

Robert Scott Fritz. Mr. Fritz has served as a director since January 2003. Since May 1982, Mr. Fritz has served as the President of Robert Fritz and Sons Sales Company, a New Jersey-based food broker and paper distributor that he owns.  Mr. Fritz earned a B.S. in Business from Fairleigh Dickinson University.

Rae Ravich. Ms. Ravich has served as a director since June 2014. Ms. Ravich is an Associate in the direct lending group at TCW Financial Planning LLC. Previously, Ms. Ravich was a Financial Analyst at Houlihan Lokey, which she joined in July 2013. Ms. Ravich has dual B.S. degrees from the Wharton School and the Nursing School at the University of Pennsylvania. Ms. Ravich is the daughter of Jess Ravich, ALJ’s Executive Chairman.

John Scheel. Mr. Scheel has served as a director since September 2006. From August 2006 to February 2013, Mr. Scheel was the President and Chief Executive Officer of the Company. Mr. Scheel is a principal of, and also currently serves as the Chief Operating Officer of Pinnacle Steel.  He served as the plant manager for the Company’s former subsidiary Kentucky Electric Steel’s (“KES”) steel mini-mill in Ashland, Kentucky (the “Mill”) and managed the operations of KES on our behalf from January 2004 until its sale in February 2013. Following such sale, Mr. Scheel not only continued to manage the Mill for Optima as its general manager, but also managed the melt shop and caster for Warren Steel Holdings EAF in Warren, Ohio, which is also managed by Optima. Prior to joining Pinnacle, Mr. Scheel held various positions of increased responsibility at AK Steel, Nucor Corporation and Birmingham Steel Management. Mr. Scheel holds both B.S. and M.S. degrees in Metallurgical Engineering from Purdue University and a Master of Business Administration in Finance and International Business from Xavier University.

Anna Van Buren. Ms. Van Buren has served as a director since November 2013. Ms. Van Buren was appointed President and Chief Executive Officer of Faneuil, in April 2009, after previously serving as President and Chief Operating Officer from 2007 to 2009, as Vice President and Managing Director of Faneuil’s Government Services Division from 2005 to 2007, and as Vice President of Business Development from 2004 to 2005. Prior to her association with Faneuil, Ms. Van Buren founded Capital Initiatives, a consulting service for clients seeking visibility among federal lawmakers with the objective of encouraging legislative action, and operated numerous government services and marketing companies. Ms. Van Buren has served in leadership roles for many civic and business organizations including chairmanship of the United Way of the Virginia Peninsula, the Peninsula Chamber of Commerce and the NASA Aeronautics Support Team. She is the recipient of numerous awards including the Women in Business Achievement Award by Inside Business Magazine, the Presidential Citizenship Award from Hampton University and the NCCJ Humanitarian Award. Ms. Van Buren holds a degree from Hollins University and the University of Virginia Executive School.

Michael Borofsky. Mr. Borofsky has served as a director since September 2013. Since 2003, Mr. Borofsky has been Senior Vice President of MacAndrews & Forbes. Prior to that, Mr. Borofsky worked for Skadden, Arps, Slate, Meagher & Flom LLP, where he specialized in mergers & acquisitions, and was an analyst at Goldman Sachs. Mr. Borofsky earned a B.A. from Yale University and a J.D. from Columbia University School of Law.

Marc Reisch. Mr. Reisch was appointed Chairman of Phoenix in August 2015 and has served as a director of the Company since that time. Mr. Reisch served as Chairman of the Board, Chief Executive Officer and President of Visant and Visant Holding Corp. from October 2004 to November 2015. Prior to joining Visant, he served as Senior Advisor to Kohlberg Kravis Roberts & Co. and has over 35 years of experience in the printing and publishing industries. Mr. Reisch holds a Bachelor of Science Degree and a Master of Business Administration degree from Cornell University.

Margarita Paláu Hernández. Ms. Paláu Hernández has served as a director since November 2015. Ms. Paláu Hernández is a Principal and Founding Partner of Hernández Ventures, a privately held entity engaged in the acquisition and management of a variety of business interests. She has served in this capacity since 1988. Prior to founding Hernández Ventures, Ms. Paláu Hernández was an attorney with the law firm of McCutcheon, Black, Verleger & Shea, where she focused on domestic and international business and real estate transactions. Ms. Paláu Hernández has a B.A. from University of San Diego and a J.D. from UCLA School of Law.

Other Key Employees

Steve Chesin. Mr. Chesin has served as the Chief Executive Officer of Carpets since August 2007. From 2002 to 2007, Mr. Chesin served as the Executive Vice President of Carpets. From 1995 to 2001, Mr. Chesin served as the Senior Vice President and the Chief Operating Officer of Carpet Barn Inc., a subsidiary of Nations Flooring Inc. Mr. Chesin attended University of Nevada, Las Vegas.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or officers has appeared as a party during the past ten years in any legal proceedings that may bear on his ability or integrity to serve as a director or officer of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, as well as persons who own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in beneficial ownership. Directors, executive officers, and greater than 10% shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of copies of Section 16(a) reports and representations received by us from reporting persons, and without conducting any independent investigation of our own, we believe all Forms 3, 4 and 5 were timely filed with the SEC by such reporting persons during the year ended September 30, 2016.

Code of Business Conduct and Ethics

Our Board of Directors adopted a Code of Business Conduct and Ethics (“Code”), which is applicable to all employees of ALJ, ALJ subsidiaries, and members of our Board of Directors.

The Code addresses, among other things, honesty and ethical conduct, conflicts of interest, compliance with laws and regulations, policies related to disclosure requirements under federal securities laws, confidentiality, trading on insider information, and reporting violations under the Code.  Any amendment of our Code, or waiver thereof, applicable to our principal executive officer, principal financial officer, directors, or persons performing similar functions will be disclosed on our website within five days of the date of such amendment or waiver. In the case of a waiver, the nature of the waiver, the name of the person to whom the waiver was granted and the date of the waiver will also be disclosed.

Our Code can be found in the Investor Relations section of the Company’s website, www.aljregionalholdings.com, and is attached to this Form 10-K as Exhibit 14.1.  In addition, a printed copy of our Code can be requested by writing our Chief Financial Officer at 244 Madison Avenue, PMB #358, New York, NY 10016.

Committees of the Board of Directors

The Board of Directors has a standing audit committee (“Audit Committee”) and compensation, nominating, and corporate governance committee (“Compensation, Nominating, and Corporate Governance Committee”). The composition and responsibilities of each committee are described below. Members will serve on these committees until their resignation or until otherwise determined by the Board of Directors.

The Board of Directors has determined that all members of both committees are independent under the applicable rules and regulations of NASDAQ and the SEC as currently in effect.  The Audit Committee and the Compensation, Nominating, and Corporate Governance Committee each operate under a written charter approved by the Board of Directors. Each committee will review and reassess the adequacy of its charter periodically. The charters of both committees are available in the Investor Relations section of the Company’s website, www.aljregionalholdings.com.

The following chart details the current membership of each committee:

Name of Director	Audit Committee	Compensation, Nominating and Corporate Governance Committee
Hal G. Byer		Member
Robert Scott Fritz	Member
John Scheel	Chair
Michael Borofsky	Member	Chair
Margarita Paláu Hernández		Member

Audit Committee

Our Audit Committee consists of Messrs. Scheel, Borofsky and Fritz, with Mr. Scheel chairing this committee. All members of our Audit Committee are independent directors and meet the requirements for financial literacy as defined by SEC guidelines. Our Board of Directors has determined that Mr. Scheel is an “audit committee financial expert” as defined by SEC guidelines.

The Audit Committee’s responsibilities include, among other responsibilities:

•	appointing, approving the compensation of, and assessing the independence of our independent registered public accounting firm;

•	pre-approving auditing and permissible non-audit services, and the terms of such services, to be provided by our independent registered public accounting firm;
•	reviewing and discussing with management and the independent registered public accounting firm our annual and quarterly financial statements and related disclosures;
•	coordinating the oversight and reviewing the adequacy of our internal control over financial reporting;
•	establishing policies and procedures for the receipt and retention of accounting-related complaints and concerns; and
•	preparing the audit committee report required by SEC rules to be included in our annual proxy statement.

Compensation, Nominating, and Corporate Governance Committee

Our Compensation, Nominating, and Corporate Governance Committee consists of Messrs. Borofsky and Byer and Ms. Paláu Hernández, with Mr. Borofsky chairing this committee. All members of this committee meet the requirements for independence under the applicable rules and regulations of the SEC, NASDAQ, and the Internal Revenue Code of 1986, as amended, including the rules application to members of a listed company’s compensation committee.

The Compensation, Nominating, and Corporate Governance Committee’s responsibilities include:

•	reviewing and approving corporate goals and objectives relevant to compensation of our executive chairman;
•	evaluating the performance of our executive chairman in light of such corporate goals and objectives and determining the compensation of our chief executive officer;
•	determining the compensation of all our other officers and reviewing periodically the aggregate amount of compensation payable to such officers;
•	overseeing and making recommendations to the Board of Directors with respect to our incentive-based compensation and equity plans;
•	reviewing and making recommendations to the Board of Directors with respect to director compensation;
•	developing and recommending to the Board of Directors the criteria for selecting board and committee membership;
•	establishing procedures for identifying and evaluating director candidates including nominees recommended by stockholders;
•	identifying individuals qualified to become board members;
•	recommending to the Board of Directors the persons to be nominated for election as directors and to each of the Board’s committees; and
•	overseeing the evaluation of the Board of Directors, its committees and management.

There have been no material changes to the procedures by which shareholders may nominate nominees to our Board of Directors since our last proxy statement filed with the SEC on May 31, 2016.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation

Our executive compensation program, consists of a three-part compensation strategy that includes base salary, annual discretionary cash bonuses and equity incentive compensation, is designed to (i) pay for performance to encourage both Company and individual achievement; (ii) encourage efficient use of shareholder resources; and (iii) provide market competitive compensation to attract and retain highly qualified individuals who are capable of making significant contributions to the long-term success of the Company.

We do not adopt express formulae for weighting different elements of compensation or for allocating between long-term and short-term compensation but strive to develop comprehensive packages that are competitive with those offered by other companies with which we compete to attract and retain talented executives. Under our compensation practices, cash compensation consists of an annual base salary and discretionary bonuses.  Equity-based compensation is primarily stock options and restricted stock awards.

The following table sets forth, for the years indicated, all compensation awarded to, paid to or earned by each of our named executive officers and certain other key employees.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards (10)		Option Awards (11)		Non-equity Incentive Plan Compensation		All Other Compensation		Total
Named Executive Officer:
Jess M. Ravich	2016	$125,000	$—	$100,000	(1)	$—		$—		$—		$225,000
Executive Chairman	2015	125,000	—	—		664,650	(2)	—		35,000	(3)	824,650

Anna Van Buren	2016	520,000	—	—		—		628,737	(4)	30,413	(5)	1,179,150
President and CEO, Faneuil	2015	520,000	—	—		—		1,197,394	(4)	65,463	(6)	1,782,857

Marc Reisch	2016	200,000	—	—		—		111,746	(7)	—		311,746
Chairman, Phoenix	2015	25,000	—	—		760,250	(8)	18,750	(7)	—		804,000

Other Key Employees:
T. Robert Christ	2016	210,000	25,000	—		—		—		—		235,000
CFO	2015	202,500	25,000	—		94,950	(9)	—		—		322,450

Steve Chesin	2016	300,000	—	—		—		—		—		300,000
President and CEO, Carpets	2015	300,000	—	—		—		—		—		300,000

(1)	Represents fully vested restricted stock units earned as ALJ’s Executive Chairman.
(2)	Includes options to purchase 350,000 shares of ALJ’s common stock at a price of $4.00 per share. Options were vested in full and exercisable upon the issuance date and expire on August 3, 2022.
(3)	Represents cash fees paid to members of ALJ’s Board of Directors.
(4)	Represents an annual bonus amount equal to ten percent (10%) of Faneuil’s defined EBITDA, before any bonus amount owed to Ms. Van Buren, in excess of $5,000,000.
(5)	Represents health care insurance premiums.
(6)	Includes health care insurance premiums of $30,463 and $35,000 cash compensation as a member of ALJ’s Board of Directors.
(7)

Represents an annual bonus amount equal to five percent (5%) of Phoenix’s defined EBITDA, before any bonus amount owed to Mr. Reisch and the Chief Operating Officer of Phoenix, in excess of $20,000,000.

(8)

Includes options to purchase 250,000 shares of ALJ’s common stock at an exercise price of $4.27 per share.  Options vest in three equal annual installments on October 1, 2016, October 1, 2017 and October 1, 2018 and expire on August 13, 2025.

(9)	Includes options to purchase 50,000 shares of ALJ common stock at a price of $4.00 per share. Options were vested in full and exercisable upon the issuance date and expire on August 3, 2022.
(10)

This column represents the aggregate grant date fair value of restricted stock units calculated in accordance with Accounting Standards Codification (“ASC”) Topic 718, “Compensation – Stock Compensation” (“ASC Topic 718”).  Assumptions used in the calculation of this amount are included in Note 2, Summary of Significant Accounting Policies, of the Consolidated Financial Statements in “Part IV, Item 15. Exhibits, Financial Statement Schedules.”

(11)

This column represents the aggregate grant date fair value of option awards calculated in accordance with ASC Topic 718.  Assumptions used in the calculation of this amount are included in Note 2, Summary of Significant Accounting Policies, of the Consolidated Financial Statements in “Part IV, Item 15. Exhibits, Financial Statement Schedules.”

Employment Arrangements with Named Executive Officers and Other Key Employees

Named Executive Officers

Jess Ravich. Mr. Ravich has served as our Executive Chairman since February 2013.  In December 2015, the Board of Directors reviewed and reconsidered the compensation for our Executive Chairman and approved an executive chairman compensation package comprised of (i) an annual retainer of $125,000 in cash and (ii) an annual grant of restricted stock units with a value of $100,000.  Following the adoption of this policy, Mr. Ravich will only receive compensation as our Executive Chairman and will no longer receive additional compensation for his services as our director.

During the year ended September 30, 2016, Mr. Ravich received $125,000 in compensation and 21,645 shares of restricted common stock valued at $100,000, as compensation for his services as our Executive Chairman.  During the year ended September 30, 2015, Mr. Ravich received $125,000 in compensation for his services as our Executive Chairman and options to purchase 350,000 shares of our common stock at a price of $4.00 per share, which were fully vested upon grant and expire on August 3, 2022, as compensation for the additional services that he performed in connection with our acquisition of Phoenix.  Mr. Ravich received $35,000 as director compensation for the year ended September 30, 2015, of which all was paid in cash.

Anna Van Buren. During October 2013, concurrent with ALJ’s acquisition of Faneuil, Faneuil entered into an employment agreement with Ms. Van Buren through December 31, 2018. Pursuant to her employment agreement, Ms. Van Buren receives an annual salary of $520,000 and is eligible to earn an annual bonus equal to ten percent (10%) of Faneuil’s defined EBITDA, before any bonus amount owed to Ms. Van Buren, in excess of $5,000,000. If Ms. Van Buren’s employment is terminated without cause or by Ms. Van Buren for good reason, Ms. Van Buren will be eligible to receive: (i) her base salary for the greater of one year or one-half of the remaining term of the employment agreement, and (ii) the full annual bonus for the year in which such termination occurs if Ms. Van Buren would have been otherwise entitled to the bonus for such year had she still been employed when such bonus would have been paid.

Marc Reisch.  During August 2015, concurrent with ALJ’s acquisition of Phoenix, ALJ entered into an employment agreement with Mr. Reisch through December 31, 2018. Pursuant to his employment agreement, Mr. Reisch receives an annual salary of $200,000 and is eligible to earn an annual bonus equal to five percent (5%) of the defined EBITDA of Phoenix in excess of $20,000,000, before any bonus amount owed to Mr. Reisch and the Chief Operating Officer of Phoenix.  In connection with ALJ’s acquisition of Phoenix, ALJ granted Mr. Reisch an option to purchase 250,000 shares of ALJ’s common stock at $4.27 per share.  The option expires on August 13, 2025. If Mr. Reisch’s employment is terminated without cause or by Mr. Reisch for good reason, Mr. Reisch will be eligible to receive (i): his base salary for the greater of one year or one-half of the remaining term of the employment agreement, (ii) the full annual bonus for the year in which such termination occurs, if Mr. Reisch would have been otherwise entitled to a bonus for such year had he still been employed, and (iii) the full annual bonus for the year prior to the year in which Mr. Reisch is so terminated, if at the time of termination Mr. Reisch has otherwise earned a full annual bonus for such prior year and has not yet been paid such bonus due to such termination.

Other Key Employees

T. Robert Christ. Mr. Christ has served as our Chief Financial Officer since July 2008.  For the year ended September 30, 2016 and for the nine months ended September 30, 2015, Mr. Christ received a salary of $17,500 per month from ALJ and its subsidiaries. For the three months ended December 31, 2014, Mr. Christ received a salary of $15,000 per month from ALJ and its subsidiaries. During the year ended September 30, 2015, Mr. Christ received options to purchase 50,000 shares of common stock at a price of $4.00 per share, which were fully vested upon issuance and will expire on August 3, 2022.  Mr. Christ received a $25,000 bonus for both the year ended September 30, 2016 and 2015.

Steve Chesin.  During April 2014, concurrent with ALJ’s acquisition of Carpets, Carpets entered into an employment agreement with Mr. Chesin through December 31, 2017. Pursuant to his employment agreement, Mr. Chesin receives an annual salary of $300,000 and is eligible to earn an annual bonus at the discretion of the Board of Directors of Carpets.  If Mr. Chesin’s employment is terminated without cause or by Mr. Chesin for good reason, Mr. Chesin will be eligible to receive his base salary for the greater of (i) one-half of the remaining term of the employment agreement, or (ii) six months plus an additional $3,000 per month for each month in the six-month period.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth certain information regarding outstanding equity awards at September 30, 2016 by the named executive officers and other key employees.

OUTSTANDING EQUITY AWARDS TABLE

	Option Awards
Name	Option Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Total Number of Securities Underlying Unexercised Options	Option Exercise Price	Option Expiration Date
Named Executive Officer:
Jess M. Ravich, Executive Chairman	8/27/2013	1,000,000	—		1,000,000	$1.00	10/18/2020
	8/3/2015	350,000	—		350,000	4.00	8/3/2022
Marc Reisch, Chairman, Phoenix	8/14/2015	—	250,000	(1)	250,000	4.27	8/13/2025

Other Key Employees:
T. Robert Christ, CFO	6/20/2008	200,000	—		200,000	0.59	6/20/2018
	12/19/2013	94,074	5,926	(2)	100,000	1.60	12/19/2023
	8/3/2015	50,000	—		50,000	4.00	8/3/2022

(1)	The stock option vests in three equal annual installments on October 1, 2016, October 1, 2017 and October 1, 2018.
(2)	The stock option vests in equal monthly installments over a three-year period.

Director Compensation

The following table sets forth the total compensation paid or accrued by ALJ to the named directors for services rendered during the year ended September 30, 2016:

DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Compensation	Nonqualified Deferred Compensation on Earnings	All Other Compensation	Total
Hal G. Byer	$44,000	$40,000	$—	$—	$—	$—	$84,000
Robert Scott Fritz	45,000	40,000	—	—	—	—	85,000
Rae Ravich	40,000	40,000	—	—	—	—	80,000
John Scheel	52,500	40,000	—	—	—	—	92,500
Michael Borofsky	55,000	40,000	—	—	—	—	95,000
Margarita Paláu Hernández	44,000	30,000	—	—	—	—	74,000

In December 2015, the Board of Directors reviewed and considered our outside director compensation and approved an outside director compensation package comprised of (i) an annual retainer of $40,000 in cash, (ii) an annual grant of restricted stock units with a value of $40,000, (iii) an additional $12,500 for the chair and $5,000 for each other member of the Audit Committee, and (iv) an additional $10,000 for the chair and $4,000 for each other member of the Compensation, Nominating, and Corporate Governance Committee.

Report on Repricing of Stock Options

We did not re-price any stock options during the year ended September 30, 2016.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of November 30, 2016, information regarding the beneficial ownership of our common stock based upon the most recent information available to us for: (i) each person known by us to own beneficially more than five (5%) percent of our outstanding common stock, (ii) each of our named executive officers, directors, and other key employees, and (iii) all of our named executive officers, directors, and other key employees as a group.  Unless otherwise indicated, each of the persons listed below has sole voting and investment power with respect to the shares beneficially owned by them.  As of November 30, 2016 there were 34,574,641 shares of our common stock outstanding, which was the only class of voting securities outstanding.

Name and Address of Beneficial Owner	Number of Common Shares Beneficially Owned (1)		Percentage of Common Shares Beneficially Owned

Named Executive Officers and Directors:
Jess Ravich, Executive Chairman	14,051,183	(2)	39.1%
149 S. Barrington Avenue, #828
Los Angeles, CA 90049

Anna Van Buren, Director	1,515,021		4.4%
c/o Faneuil, Inc.
2 Eaton Street, Suite 1002
Hampton, VA 23669

John Scheel, Director	827,382		2.4%
3526 Odom Drive
New Port Richey, FL 34652

Robert Scott Fritz, Director	625,201	(3)	1.8%
505 Belmar Blvd. Suite C4
Wall Township, NJ 07727

Marc Reisch, Director	583,333	(4)	1.7%
c/o Phoenix Color Corp.
16th Floor, 350 7th Ave
New York, NY 10001

Hal G. Byer, Director	152,672	(5)	*
c/o Houlihan Lokey
10250 Constellation Blvd, 5th Floor
Los Angeles, CA 90067

Rae G. Ravich, Director	116,169	(6)	*
c/o ALJ Regional Holdings, Inc.
244 Madison Avenue, PMB #358
New York, NY 10016

Margarita Paláu Hernández, Director	56,494	(7)	*
300 North San Rafael Avenue
Pasadena, CA 91105

Michael C. Borofsky, Director	16,169		*
c/o MacAndrews and Forbes
35 East 62nd Street
New York, NY 10065

Other Key Employees:

T. Robert Christ, Chief Financial Officer	363,300	(8)	1.0%
P.O. Box 99418
San Diego, CA 92169

Steve Chesin, Chief Executive Officer, Carpets	150,000		*
c/o Carpets N’ More
4580 West Teco Avenue
Las Vegas, NV 89118

All Directors and Executive Officers as a Group	18,456,924	(9)	50.3%

5% Stockholders:
Harland Clarke Holdings Corp.	3,000,000		8.7%
10931 Laureate Drive
San Antonio, Texas 78249

*	Less than 1%.
(1)

Consistent with SEC regulations, shares of common stock issuable upon exercise of derivative securities by their terms exercisable within 60 days of November 30, 2016 are deemed outstanding for purposes of computing the percentage ownership of the person holding such securities but are not deemed outstanding for computing the percentage ownership of any other person. Unless otherwise indicated below, to the knowledge of the Company, the persons and entities named in this table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable.

(2)	Includes 5,043,751 shares held by the Exemption Trust under the Ravich Revocable Trust of 1989 and 1,350,000 shares of common stock issuable upon exercise of currently vested options.
(3)	Includes 431,088 shares held by The Ravich Children Permanent Trust, for which Mr. Fritz is the sole trustee. Mr. Fritz disclaims all economic ownership of such shares.
(4)	Includes 83,333 shares of common stock issuable upon the exercise of options that are either vested or will vest within 60 days from the date hereof.
(5)	Includes 134,000 shares of common stock issuable upon exercise of currently vested options and 10,014 restricted shares held by the Hal Byer and Marihelene Byer Revocable Trust.
(6)	Includes 100,000 shares of common stock issuable upon exercise of currently vested options.
(7)	Includes 50,000 shares of common stock the Hernandez Family Trust, dated February 11, 1993.
(8)	Includes 350,000 shares of common stock issuable upon the exercise of options that are either vested or will vest within 60 days from the date hereof.
(9)	Includes 2,017,333 shares of common stock issuable upon the exercise of options that are either vested or will vest within 60 days from the date hereof.

Securities Authorized for Issuance under Equity Compensation Plans

For information regarding securities authorized for issuance under Equity Compensation Plans and the equity compensation plan information table see “Part II, Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

Changes in Control

We are not aware of any arrangements that may result in a change in control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

During the year ended September 30, 2016, we entered into the following transaction required to be reported under Item 404 of Regulation S-K (“Item 404”):

Harland Clarke Holdings Corp. (“Harland Clarke”), a stockholder who owns ALJ shares in excess of five percent, is a counterparty to Faneuil in two contracts. One contract provides call center services to support Harland Clarke’s banking-related products and renews annual every April. The other contract provides managed print services and concludes September 30, 2018. Faneuil recognized revenue from Harland Clarke totaling $1,331,000 and $2,567,000 for the years ended September 30, 2016 and 2015, respectively. The associated cost of revenue was $1,268,000 and $2,432,000 for the years ended September 30, 2016 and 2015, respectively. All revenue from Harland Clarke contained similar terms and conditions as for other transactions of this nature entered into by ALJ.  Total accounts receivable from Harland Clarke was $176,000 and $368,000 at September 30, 2016 and 2015, respectively.

On April 21, 2016, the Company entered into a Trade Procedures Letter Agreement, pursuant to which IsZo Capital Management LP (“IsZo”), a stockholder who owned in excess of 5% of ALJ shares, sold an aggregate of 2,000,000 shares of the Company to the Company, Jess Ravich, Marc Reisch, John Scheel and Margarita Palau Hernandez, each a director of the Company, and certain other parties (the “IsZo Sale”). Pursuant to the IsZo Sale, IsZo received gross proceeds of $7,780,000, the Company repurchased 500,000 shares for an aggregate consideration of $1,945,000, Mr. Ravich acquired 350,000 shares for an aggregate consideration of $1,361,500, Mr. Reisch acquired 100,000 shares for an aggregate consideration of $389,000, Mr. Scheel acquired 50,000 shares for an aggregate consideration of $194,500 and Ms. Paláu Hernández acquired 50,000 shares for an aggregate consideration of $194,500.

Director Independence

The following directors qualify as “independent” in accordance with the rules and regulations of the SEC and NASDAQ as applicable:

•	Hal G. Byer
•	Robert Scott Fritz
•	John Scheel
•	Michael Borofsky
•	Margarita Paláu Hernández

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Our Audit Committee engaged Mayer Hoffman McCann P.C. (“MHM”) to serve as our independent registered public accounting firm for the year ending September 30, 2016. The selection of MHM was approved by our shareholders at the 2016 annual meeting of shareholders.  Mayer Hoffman McCann P.C. leases substantially all its personnel, who work under the control of MHM shareholders, from wholly-owned subsidiaries of CBIZ, Inc., including CBIZ MHM, LLC, in an alternative practice structure.

The following table sets forth the fees billed to us by MHM for each of the last two years:

	Year Ended September 30,
Fee Category	2016	2015
Audit fees (1)	$518,000	$675,000
Audit-related fees (2)	125,000	—
Tax fees	—	—
All other fees	—	—
Total	$643,000	$675,000

(1)

Audit Fees. Consists of fees billed for professional services rendered for the audit of our consolidated financial statements and review of our interim consolidated financial statements included in quarterly reports and services that are normally provided in connection with statutory and regulatory filings or engagements, including post-effective amendments to previously filed registration statements.

(2)

Audit-Related Fees. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit fees.” These services include employee benefit plan audits, accounting consultations in connection with acquisitions, attest services that are not required by statute or regulation, and consultations concerning financial accounting and reporting standards.

Pre-Approval Policies and Procedures

Consistent with policies of the SEC regarding auditor independence and the Audit Committee Charter, the Audit Committee has the responsibility for appointing, setting compensation and overseeing the work of the registered independent public accounting firm (the “Firm”). The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by the Firm. Pre-approval is detailed as to the particular service to category of services and is generally subject to a specific budget. The Audit Committee may also pre-approve particular services on a case-by-case basis. In assessing request for services by the Firm, the Audit Committee considers whether such services are consistent with the Firm’s independence, whether the Firm is likely to provide the most effective and efficient service based upon their familiarity with the Company, and whether the service could enhance the Company’s ability to manage or control risk or improve audit quality.  All of the services relating to the fees described in the table above were approved by the Audit Committee.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Financial Statements

The financial statements required by this Item are included beginning at page F-1.

Financial Statement Schedules

The financial statement schedules required by this Item are included on page S-1.

Exhibits

The following documents are filed as exhibits hereto:

Exhibit Number	Description of Exhibit	Method of Filing
2.1	Asset Purchase Agreement, dated as of June 21, 2016, by and among Phoenix Color Corp., AKI, Inc. and Bioplan USA, Inc.	Incorporated by reference to Exhibit 10.1 to Form 8-K as filed June 22, 2016

3.1	First Amendment to the Restated Certificate of Incorporation of ALJ Regional Holdings, Inc. as filed with the Secretary of State of the State of Delaware on June 1, 2010	Incorporated by reference to Exhibit 3.1 to Form 10-12B as filed February 2, 2016.

3.2	Restated Certificate of Incorporation of ALJ Regional Holdings, Inc. as filed with the Secretary of State of the State of Delaware on June 16, 2009	Incorporated by reference to Exhibit 3.2 to Form 10-12B as filed February 2, 2016.

3.3	Certificate of Ownership and Merger of YouthStream Media Networks, Inc. as filed with the Secretary of State of the State of Delaware on October 23, 2006	Incorporated by reference to Exhibit 3.3 to Form 10-12B as filed February 2, 2016.

3.4	Restated Bylaws of ALJ Regional Holdings, Inc., dated as of May 11, 2009	Incorporated by reference to Exhibit 3.4 to Form 10-12B as filed February 2, 2016.

10.1

Financing Agreement, dated as of August 14, 2015, by and among ALJ Regional Holdings, Inc., Faneuil, Inc., Floors-N-More, LLC, Phoenix Color Corp., each subsidiary of ALJ Regional Holdings, Inc. listed as a “Guarantor” on the signature pages thereto, the lenders from time to time party thereto, Cerberus Business Finance, LLC, as collateral agent for the lenders, and PNC Bank, National Association, as administrative agent for the lenders.

Incorporated by reference to Exhibit 10.1 to Form 10-12B as filed February 2, 2016

10.2	Form of Indemnification Agreement for Directors and Officers	Incorporated by reference to Exhibit 10.2 to Form 10-12B as filed February 2, 2016

10.3	Employment Agreement, dated as of October 18, 2013, by and between Faneuil, Inc. and Anna Van Buren	Incorporated by reference to Exhibit 10.3 to Form 10-12B as filed February 2, 2016

10.4	Employment Agreement, dated as of August 14, 2015, by and between ALJ Regional Holdings, Inc. and Marc Reisch.	Incorporated by reference to Exhibit 10.4 to Form 10-12B as filed February 2, 2016

10.5	ALJ Regional Holdings, Inc. 2016 Omnibus Equity Plan	Incorporated by reference to Exhibit 10.1 to Form S-8 as filed August 22, 2016

10.6

First Amendment to Financing Agreement, dated as of July 18, 2016, by and among the Company, Faneuil, Inc., Floors-N-More, LLC, Phoenix Color Corp., each subsidiary of the Company listed as a “Guarantor” on the signature pages thereto, the lenders from time to time party thereto, Cerberus Business Finance, LLC, as collateral agent for the lenders, and PNC Bank, National Association, as administrative agent for the lenders

Incorporated by reference to Exhibit 10.1 to Form 8-K as filed July 20, 2016

14.1	Code of Business Conduct and Ethics	Filed herewith

21.1	List of Subsidiaries	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith

24	Power of Attorney (see signature page)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended	Filed herewith

31.2	Certification of Chief Financial Officer and Principal Accounting Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended	Filed herewith

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALJ REGIONAL HOLDINGS, INC.

Date: December 22, 2016	By:	/s/ Jess Ravich
Jess Ravich
Executive Chairman (Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jess Ravich and T. Robert Christ, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for her or him and in her or his name, place, and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as she or he might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jess Ravich	Class III Director, Chairman of the Board, and Executive Chairman	December 22, 2016
Jess Ravich	(Principal Executive Officer)

/s/ T. Robert Christ	Chief Financial Officer (Principal Financial Officer)	December 22, 2016
T. Robert Christ

/s/ Hal G. Byer	Class II Director	December 22, 2016
Hal G. Byer

/s/ Robert Scott Fritz	Class I Director	December 22, 2016
Robert Scott Fritz

/s/ Rae Ravich	Class II Director	December 22, 2016
Rae Ravich

/s/ John Scheel	Class I Director	December 22, 2016
John Scheel

/s/ Anna Van Buren	Class III Director	December 22, 2016
Anna Van Buren

/s/ Michael Borofsky	Class III Director	December 22, 2016
Michael Borofsky

/s/ Marc Reisch	Class I Director	December 22, 2016
Marc Reisch

/s/ Margarita Paláu Hernández	Class II Director	December 22, 2016
Margarita Paláu Hernández

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

ALJ Regional Holdings, Inc.

We have audited the accompanying consolidated balance sheets of ALJ Regional Holdings, Inc. and Subsidiaries (the “Company”) as of September 30, 2016 and 2015, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the two years in the period ended September 30, 2016.  Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of September 30, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the two years in the period ended September 30, 2016, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Mayer Hoffman McCann P.C.

San Diego, California

December 22, 2016

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30,	September 30,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$5,279	$5,103
Accounts receivable, net of allowance for doubtful accounts of $830 ($314 in 2015)	44,288	35,078
Inventories, net	8,873	6,173
Current portion of collateral deposits	—	2,000
Prepaid expenses and other current assets	5,404	3,049
Assets held for sale	140	688
Total current assets	63,984	52,091
Property and equipment, net	51,811	50,260
Goodwill	53,417	52,523
Intangible assets, net	38,196	41,344
Deferred loan costs, net	3,416	3,675
Collateral deposits, less current portion	2,179	2,000
Other assets	5,723	392
Total assets	$218,726	$202,285
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,258	$7,346
Accrued expenses	10,614	10,454
Income taxes payable	633	183
Deferred revenue and customer deposits	2,981	1,454
Current portion of term loan payable	10,893	7,875
Current portion of capital lease obligations	2,046	830
Current portion of workers’ compensation reserve	1,053	1,027
Other current liabilities	1,679	471
Total current liabilities	43,157	29,640
Line of credit	—	21
Term loan payable, less current portion	91,076	95,156
Deferred revenue, less current portion	3,783	211
Workers’ compensation reserve, less current portion	1,822	1,985
Capital lease obligations, less current portion	2,705	1,108
Deferred tax liability	1,430	8,180
Other non-current liabilities	806	1,598
Total liabilities	144,779	137,899
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.01 par value; total authorized – 5,000 shares; 1,000 shares authorized for Series A; 550 shares authorized for Series B; none issued and outstanding as of September 30, 2016 and September 30, 2015	—	—
Common stock, $0.01 par value; authorized – 100,000 shares; 34,575 issued and outstanding at September 30, 2016, respectively; 35,089 issued and 35,020 outstanding at September 30, 2015, respectively	346	351
Additional paid-in capital	270,370	272,000
Accumulated deficit	(196,769)	(207,694)
Treasury stock – 0 shares at September 30, 2016 and 69 shares at September 30, 2015, at cost	—	(271)
Total stockholders’ equity	73,947	64,386
Total liabilities and stockholders’ equity	$218,726	$202,285

See accompanying notes to consolidated financial statements.

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Year Ended September 30,
	2016	2015
Net revenue	$268,369	$209,947
Costs and expenses:
Cost of revenue	204,486	165,275
Selling, general, and administrative expense	50,171	35,130
(Gain) loss on disposal of assets, net	(127)	528
Total operating expenses	254,530	200,933
Operating income	13,839	9,014
Other expense:
Interest expense	(9,129)	(2,178)
Total other expense	(9,129)	(2,178)
Income before income taxes	4,710	6,836
Benefit from income tax	6,215	5,457

Net income	10,925	12,293
Net income attributable to non-controlling interest	—	(400)
Net income attributable to ALJ	$10,925	$11,893
Basic earnings per share of common stock	$0.31	$0.36
Diluted earnings per share of common stock	$0.30	$0.35
Weighted average shares of common stock outstanding:
Basic	35,013	33,102
Diluted	36,202	34,154

See accompanying notes to consolidated financial statements.

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

			Additional
	Common Stock		Paid-in	Accumulated	Treasury
	Shares	Amount	Capital	Deficit	Stock	Total
Balances at September 30, 2014	31,279	$313	$267,917	$(219,587)	$(817)	$47,826
Issuance of common stock upon exercise of stock options	2,000	20	822	—	—	842
Issuance of common stock upon cashless exercise of stock options	41	—	—	—	—	—
Issuance of common stock	450	5	1,705	—	—	1,710
Issuance of stock for the exchange of noncontrolling interest	1,800	18	1,765	—	—	1,783
Stock-based compensation	—	—	1,509	—	—	1,509
Treasury stock repurchase	—	—	—	—	(1,177)	(1,177)
Treasury stock retirement	(481)	(5)	(1,718)	—	1,723	—
Net income attributable to ALJ	—	—	—	11,893	—	11,893
Balances at September 30, 2015	35,089	351	272,000	(207,694)	(271)	64,386
Issuance of restricted stock units to board of directors	71	1	329	—	—	330
Stock-based compensation	—	—	369	—	—	369
Treasury stock repurchase	—	—	—	—	(2,063)	(2,063)
Treasury stock retirement	(585)	(6)	(2,328)	—	2,334	—
Net income attributable to ALJ	—	—	—	10,925	—	10,925
Balances at September 30, 2016	34,575	$346	$270,370	$(196,769)	$—	$73,947

See accompanying notes to consolidated financial statements.

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended September 30,
	2016	2015
Operating activities
Net income	$10,925	$12,293
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization - cost of revenue	3,973	519
Depreciation and amortization - Selling, general, and administrative expense	9,287	6,651
Stock-based compensation expense	784	1,509
Provision for bad debts	641	204
Provision for obsolete inventory	20	244
Deferred income taxes	(6,750)	(6,257)
(Gain) loss on disposal of assets, net	(127)	528
Amortization of deferred loan costs	997	298
Changes in operating assets and liabilities:
Accounts receivable, net	(7,885)	(1,832)
Inventories, net	(1,688)	74
Prepaid expenses and other current assets	1,421	(1,239)
Other assets	(5,338)	2,141
Accounts payable	4,834	(881)
Accrued expenses	(303)	(197)
Income tax payable	450	(1,073)
Deferred revenue and customer deposits	5,099	(1,814)
Workers’ compensation reserve	(136)	110
Other current liabilities	205	(257)
Other non-current liabilities	(913)	381
Cash provided by operating activities	15,496	11,402
Investing activities
Acquisitions, net of cash acquired	(6,575)	(88,285)
Proceeds from sales of assets	1,043	60
Capital expenditures	(3,638)	(7,083)
Cash used by investing activities	(9,170)	(95,308)
Financing activities
Proceeds from debt	10,000	105,000
Payments on debt	(11,063)	(23,026)
Net (payments) proceeds on line of credit	(21)	21
Debt issuance costs	(738)	(3,757)
Repurchases of common stock	(2,063)	(1,155)
Payments on financed insurance premiums	(1,075)	—
Proceeds from the issuance of common stock	—	1,710
Proceeds from stock option exercise	—	820
Payments on capital leases	(1,190)	(682)
Cash (used) provided by financing activities	(6,150)	78,931
Change in cash and cash equivalents	176	(4,975)
Cash and cash equivalents at beginning of period	5,103	10,078
Cash and cash equivalents at end of period	$5,279	$5,103

See accompanying notes to consolidated financial statements.

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended September 30,
	2016	2015
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Taxes	$581	$1,294
Interest	$8,109	$1,224
Non-cash investing and financing activities:
Capital equipment purchases financed with capital leases	$4,003	$2,577
Purchased non-controlling interest with common stock	$—	$1,783
Financed insurance premiums	$1,784	$—

See accompanying notes to consolidated financial statements.

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2016 AND 2015

1. ORGANIZATION AND BASIS OF PRESENTATION

Organization

ALJ Regional Holdings, Inc. (including subsidiaries, referred to collectively in this Report as “ALJ,”  “Company,” “our,” and “we”) is a holding company.  ALJ’s primary assets as of September 30, 2016, were all of the outstanding capital stock of the following companies:

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

Basis of Presentation

The accompanying consolidated financial statements were prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and include the accounts of ALJ and subsidiaries.  All intercompany items and transactions have been eliminated in consolidation.  ALJ has reclassified certain prior period amounts to conform to current period presentation.  Such reclassifications had no impact on previously reported net income or cash flows.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Although actual results could differ materially from those estimates, such estimates are based on the best information available to management and management’s best judgments at the time. Significant estimates and assumptions by management are used for, but are not limited to, determining the fair value of assets and liabilities, including intangible assets acquired and allocation of acquisition purchase prices, estimated useful lives, recoverability of long-lived and intangible assets, the recoverability of goodwill, the realizability of deferred tax assets, stock-based compensation, the likelihood of material loss as a result of loss contingencies, customer lives, the allowance for doubtful accounts and inventory reserves, and calculation of insurance reserves.  Actual results may differ materially from estimates.

Business Combinations

The Company accounts for business combinations under the acquisition method of accounting in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805, “Business Combinations” (“ASC 805”). The Company recognizes the fair value of the assets acquired and liabilities assumed, immediately expenses transaction costs and accounts for restructuring plans separately from the business combination. The excess of the cost of the acquisition over the fair value of the net tangible and intangible assets acquired is recorded as goodwill. Results of operations of the acquired business are included in the consolidated statements of income from the effective date of acquisition.

While ALJ uses its best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date, estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, ALJ records any adjustments to the assets acquired and liabilities assumed with corresponding adjustments to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the consolidated statements of income.

Cash and Cash Equivalents

Cash and equivalents include all cash, demand deposits and money market accounts with original maturities of three months or less.

Accounts Receivable

ALJ presents accounts receivable, net of allowances for doubtful accounts and returns, to ensure accounts receivable are not overstated due to uncollectible accounts. Allowances, when required, are calculated based on a detailed review of certain individual customer accounts and an estimation of the overall economic conditions affecting ALJ’s customer base. ALJ reviews a customer’s credit history before extending credit. If the financial condition of its customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Inventory

Carpets. Inventory, which consists of carpet, wood, vinyl, granite and other related hard surfaces, cabinets and window treatments, is stated at the lower of cost or market.  Cost is computed on a first-in, first-out basis (“FIFO”).  Carpets reserves for slow-moving and obsolete inventory when management determines an item should be reserved based on historical and/or projected usage of the product.  Obsolete or unsalable inventories are stated at net realizable value.

Phoenix.  Inventory, which consists primarily of paper, laminating film and inks, is stated at lower of cost or market.  Cost is determined using FIFO and includes direct materials, direct labor, and applicable overhead.  Phoenix reserves for slow-moving and obsolete inventory when management determines an item should be reserved based on historical and/or projected usage of the product.  Obsolete or unsalable inventories are stated at net realizable value.

Assets Held for Sale

Assets that ALJ intends to sell and are not used in current operations, are disclosed separately on the Balance Sheets and are valued at the lower of cost or realizable value.  At September 30, 2016, ALJ owned an insignificant part of Bellator Sport Worldwide LLC (“Bellator”), and Phoenix owned equipment, which were both sold subsequent to year end.  At September 30, 2015, Phoenix owned a building that was sold in January 2016.

Property and Equipment

Property and equipment are initially recorded at cost and are depreciated over the estimated useful lives of the assets using the straight-line method.  Estimated useful lives are as follows:

Computer and office equipment	3–7 years
Computer software	3–6 years
Furniture and fixtures	7–10 years
Leasehold improvements	Shorter of useful life or lease term
Equipment under capital leases	Shorter of useful life or lease term
Equipment	5 years
Vehicles and commercial trucks	5 years
Buildings	7–40 years
Land	indefinite

Property and equipment acquired in a business acquisition are recorded at fair value on the date of acquisition. Subsequent purchases are recorded at historical cost. Significant improvements and betterments are capitalized. Routine repairs and maintenance are expensed when incurred. Gains and losses on disposal of fixed assets are recognized in the statements of income based on the net disposal proceeds less the carrying amount of the assets.

Goodwill

ALJ records goodwill when the purchase price of an acquisition exceeds the fair value of the net tangible and identified intangible assets acquired.  ALJ assigns the goodwill to its reporting segments consistent with the expected fair value provided by the acquisition.  ALJ performs an annual impairment assessment in the fourth quarter of each year, or more frequently if indicators of potential impairment exist, which includes evaluating qualitative and quantitative factors to assess the likelihood of an impairment of a segment’s goodwill.  To date, ALJ has not recorded any goodwill impairment.

Intangible Assets

As of September 30, 2016 and 2015, all intangible assets were acquisition-related, recorded at fair value on the date acquired, and subject to amortization.  ALJ amortizes intangible assets over their estimated useful life based on economic benefit using the straight-line method.  In the quarter following the period in which the intangible asset becomes fully amortized, ALJ removes the fully amortized balances from the gross asset and accumulated amortization amounts.

The estimated useful life ranges for all identified intangible assets were as follows:

Estimated
Useful Life (Yrs)
Non-compete agreements	2-5
Internal software	6
Customer relationships	12-15
Trade names	15-30

Deferred Loan Costs

ALJ records origination costs related to its line of credit and term loan payable as deferred financing costs included with non-current assets. These costs are deferred and amortized as part of interest expense using the effective yield method over the stated life of the obligation.  In the event ALJ modifies the debt before maturity, any unamortized deferred financing costs are expensed according to ASC 470-50, Debt Modification and Extinguishments (“ASC 470-50”).

Effective for the first quarter of fiscal 2017, these costs will be reclassified from other assets to a deduction from the related debt liability, in accordance with Accounting Standards Update (“ASU”) 2015-03, Simplifying the Presentation of Debt Issuance Costs,” (“ASU 2015-03”).

Deferred Implementation Costs

Deferred implementation costs represent direct costs incurred prior to the commencement of a new contract.   The Company capitalized such costs and amortized to cost of revenue over the life of the contract, once revenue commences.  Implementation costs which are expected to be amortized during the next year are included in prepaid expenses and other current assets; the remaining balance of the implementation costs are included in other assets on the Company’s Balance Sheets.

Deferred Revenue and Customer Deposits

Deferred revenue represents amounts billed to the customer in excess of amounts earned. In situations where the Company receives payment in advance of the performance of services, such amounts are recorded as deferred revenue and recognized as revenue during the period in which the related services are performed.

Customer deposits represent payments received before all of the relevant criteria for revenue recognition are met.  In certain instances, the Company requires a deposit when the customer order is placed.  Customer deposits are recognized as revenue when the job is complete and revenue recognition criteria have been met, which is typically less than one year.

Workers’ Compensation Reserve

The Company is self-insured for certain insurance coverages as discussed below.

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

Phoenix. Before the acquisition of Phoenix by ALJ, Phoenix was self-insured for workers’ compensation under its parent company for claims up to $500,000 per incident, and maintained coverage for costs above the specified limit.  After the acquisition, Phoenix changed to a fully insured plan.

Fair Value of Financial Instruments

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants at the measurement date. The Company’s fair value instruments consisted of accounts receivable, accounts payable, accrued expenses, and term-loan payable.  As of September 30, 2016 and 2015 carrying value approximates fair value.

Revenue Recognition

Overall.  The Company recognizes revenue when the earnings process is complete as evidenced by (1) an agreement with the respective customer, (2) delivery and acceptance has occurred, or services have been provided, (3) collectability is probable, and (4) pricing is fixed or determinable.  Shipping charges billed to customers are included in revenues and the related shipping costs are included in cost of revenues in the period of shipment. Revenue is recorded net of any applicable sales tax.

Additional revenue recognition policies specific to each business segment are discussed below.

Faneuil. Revenues associated with outsourcing services are generally recognized during the period in which the services are rendered. Revenues from time-and-material contracts are recognized at the contracted rates as labor hours and direct expenses are incurred and charged to costs of revenue.  Revenue for call center contracts is recognized at the time calls are received based on the contracted rate per call.  Revenues are generally based on staff hours, call time, call volume or number of transactions processed, and are presented net of any allowance or discounts.

Revenue from non-refundable up-front payments attributable to contract implementation, not tied to achieving a specific performance milestone, is recognized over the longer of the initial term of the contract or the expected customer life.  Grant revenue is recognized based on the contracted terms of the grant.

Carpets. Revenues related to long-term commercial contracts are recognized using the percentage-of-completion method. In using the percentage-of-completion method, Carpets generally applies the cost-to-cost method of accounting where revenues and profits are recorded based on the ratio of costs incurred to estimated total costs at completion. When adjustments in contract value or estimated costs are determined, any changes from prior estimates are reflected in earnings in the current period. Anticipated losses on contracts or programs in progress are charged to earnings during the period the loss is initially identified.

Phoenix.  Phoenix records reductions of revenue for estimated rebates in the same period the related revenue is recorded.  The amount is based on historical information, specific criteria included in rebate agreements, and other factors known at the time.  Phoenix accrues rebates each month based on customers actual revenues and estimated future revenues based on the customer contract.  By the end of the contract, 100% of the rebate is recorded.  Rebates are paid to the customers based on their contractual agreements.

Impairment of Goodwill and Long-Lived Assets

Goodwill is tested annually for impairment and in interim periods if certain events occur indicating that the carrying amounts may be impaired. If a qualitative assessment is used and the Company determines that the fair value of a reporting unit or indefinite-lived intangible asset is more likely than not (i.e., a likelihood of more than 50%) less than its carrying amount, a quantitative impairment test will be performed.  Goodwill is quantitatively assessed for impairment using a two-step approach. First, the Company compares the estimated fair value of the reporting unit in which the goodwill resides to its carrying value. The second step, if necessary, measures the amount of impairment, if any, by comparing the implied fair value of goodwill to its carrying value.

Long-lived assets, such as property, plant and equipment and intangible assets subject to amortization, are reviewed for impairment when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset or asset group to estimated undiscounted future cash flows expected to be generated by the asset or asset group. If the carrying amount of an asset or asset group exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset or asset group exceeds the estimated fair value of the asset or asset group. Long-lived assets to be disposed of by sale are reported at the lower of their carrying amounts or their estimated fair values less costs to sell and are not depreciated.

To date, the Company has not recorded any impairment losses.

Income Taxes

The Company uses the asset and liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax-credit carryforwards, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amount of assets and liabilities and their tax bases. Deferred tax assets are reduced by the valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

The Company’s judgments relative to the current provision for income taxes take into account current tax laws, our interpretation of current tax laws and possible outcomes of current and future audits conducted by tax authorities. The Company files income tax returns in the U.S. federal jurisdictions and various state jurisdictions and is subject to U.S. federal tax and state tax examinations for years post June 2012 and certain other years.  The Company’s judgments relative to the value of deferred tax assets and liabilities take into account estimates of the amount of future taxable income. Actual operating results and the underlying amount of income in future years could render current estimates of recoverable net deferred taxes inaccurate. Any of the judgments mentioned above could cause actual income tax obligations to differ from our estimates, thus materially impacting the Company’s financial position and results of operations.

If the Company takes a recognized tax position or has taken a recognized tax position on a tax return that more likely than not would be sustained upon examination by tax authorities, then the Company will recognize the potential asset or liability in the financial statements. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Management believes that the Company has appropriate support for the income tax positions taken and to be taken on its tax returns and that its accrual for tax liabilities are adequate for all open years on assessment of many factors including past experience and interpretation of tax law applied to the facts of each matter.

Stock-Based Compensation

ALJ recognizes compensation expense for its equity awards on a straight-line basis over the requisite service period of the award based on the estimated portion of the award that is expected to vest and applies estimated forfeiture rates based on analyses of historical data, including termination patterns and other factors. ALJ uses the quoted closing market price of its common stock on the grant date to measure the fair value of restricted stock awards and the Black-Scholes option pricing model to measure the fair value of stock option awards. The expected volatility is based on historical volatilities of ALJ’s common stock over the most recent period commensurate with the estimated expected term of the awards. The expected term of an award is equal to the midpoint between the vesting date and the end of the contractual term of the award. The risk-free interest rate is based on the rate on U.S. Treasury securities with maturities consistent with the estimated expected term of the awards. ALJ has never paid dividends and does not anticipate paying a cash dividend in the foreseeable future and, accordingly, uses an expected dividend yield of zero.

ALJ did not grant any stock options during the year ended September 30, 2016.  For stock options granted during the year ended September 30, 2015, ALJ used an expected option life ranging from 3.5 to 7 years, volatility ranging from 58.4% to77.0%, dividend yield of 0.00%, and risk-free interest rate ranging from 0.99% to 1.96%.

Earnings Per Share

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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” (“ASU 2014-09”), to supersede nearly all existing revenue recognition guidance under U.S. GAAP.  The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services.  ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing U.S. GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation.  In July 2015, the FASB approved a one-year delay in the effective date.  ASU 2014-09 is effective for ALJ in the first quarter of fiscal 2019 using either of two methods: (i) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-09; or (ii) retrospective with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined per ASU 2014-09.  Subsequently, the FASB has issued the following standards to provide additional clarification and implementation guidance for ASU 2014-09: (i) ASU 2016-08, “Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” (ii) ASU 2016-10, “Identifying Performance Obligations and Licensing,” and (iii) ASU 2016-12, “Narrow-Scope Improvements and Practical Expedients.”  Management is currently evaluating the effect that ASU 2014-09, including all subsequently-issued standards, will have on the Company’s consolidated financial statements and related disclosures.

In February 2015, the FASB issued ASU 2015-02, "Amendments to the Consolidation Analysis," (“ASU 2015-02”).  ASU 2015-02 changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. It is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period.  Management is currently evaluating the effect that ASU 2015-02 will have on the Company’s consolidated financial statements and related disclosures.

In April 2015, the FASB issued ASU 2015-03, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. As previously mentioned, the Company will adopt ASU 2015-03 effective the first quarter of fiscal 2017.

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory (Topic 330): Simplifying the Measurement of Inventory,” (“ASU 2015-11”). The amendments in ASU 2015-11 require an entity to measure inventory at the lower of cost or market. Market could be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin. The amendments do not apply to inventory that is measured using last-in, first out (LIFO) or the retail inventory method.  The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost. The amendments in ASU 2015-11 are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The amendments should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period.  Management is currently evaluating the effect that ASU 2015-11 will have on the Company’s consolidated financial statements and related disclosures.

In September 2015, the FASB issued ASU 2015-16, “Business Combinations,” (“ASU 2015-16”).  ASU 2015-16 simplifies the accounting for measurement-period adjustments by eliminating the requirement to restate prior period financial statements for measurement period adjustments. The new guidance requires the cumulative impact of measurement period adjustments, including the impact on prior periods, to be recognized in the reporting period in which the adjustment is identified. ASU 2015-16 is effective for public companies for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for any interim and annual financial statements that have not yet been issued. Management is currently evaluating the effect that ASU 2015-16 will have on the Company’s consolidated financial statements and related disclosures.

In November 2015, the FASB issued ASU 2015-17, “Income Taxes,” (“ASU 2015-17”) to simplify the presentation of deferred taxes. This amendment requires that all deferred tax assets and liabilities, along with any related valuation allowances, be classified as noncurrent on the balance sheet. Adoption of this standard is required for annual periods beginning after December 15, 2016. Management is currently evaluating the effect that ASU 2015-17 will have on the Company’s consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02, “Leases,” (“ASU 2016-02”). ASU 2016-02 requires companies to generally recognize on the balance sheet operating and financing lease liabilities and corresponding right-of-use assets. ASU 2016-02 is effective for ALJ in the first quarter of fiscal 2020 on a modified retrospective basis; earlier adoption is permitted.  Management is currently evaluating the effect that ASU 2016-02 will have on the Company’s consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU 2016-09, “Compensation – Stock Compensation,” (“ASU 2016-09”).  ASU 2016-09 simplifies the accounting for share-based payment transactions. Included in the update are modifications to the accounting for income taxes upon vesting or settlement of awards, employer tax withholding on shared-based compensation, forfeitures, and financial statement presentation of excess tax benefits. This standard is effective for ALJ in the first quarter of fiscal 2018; early adoption is permitted. Management is currently evaluating the effect that ASU 2016-09 will have on the Company’s consolidated financial statements and related disclosures.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Measurement of Credit Losses on Financial Instruments,” (“ASU 2016-13”).  ASU 2016-13 provides new guidance that changes the accounting for recognizing impairments of financial assets. Under the new guidance, credit losses for certain types of financial instruments will be estimated based on expected losses. The new guidance also modifies the impairment models for available-for-sale debt securities and for purchased financial assets with credit deterioration since their origination. The new guidance will be effective for the Company starting in the first quarter of fiscal 2021. Early adoption is permitted.  Management is currently evaluating the effect that ASU 2016-09 will have on the Company’s consolidated financial statements and related disclosures.

In August 2016, the FASB issued ASU 2016-15, “Classification of Certain Cash Receipts and Cash Payments,” (“ASU 2016-15”).  ASU 2016-15 provides new guidance related to the classification of certain cash receipts and cash payments on the statement of cash flows. The accounting standard update will be effective for the Company beginning in the first quarter of fiscal 2019 on a retrospective basis, and early adoption is permitted. Management is currently evaluating the effect that ASU 2016-15 will have on the Company’s consolidated financial statements and related disclosures.

In October 2016, the FASB issued ASU 2016-16, “Intra-Entity Transfers of Assets Other Than Inventory,” (“ASU 2016-16”).  ASU 2016-16 provides new guidance that changes the accounting for income tax effects of intra-entity transfers of assets other than inventory. Under the new guidance, the selling (transferring) entity is required to recognize a current tax expense or benefit upon transfer of the asset. Similarly, the purchasing (receiving) entity is required to recognize a deferred tax asset or deferred tax liability, as well as the related deferred tax benefit or expense, upon receipt of the asset. The new guidance will be effective for the Company starting in the first quarter of fiscal 2019 on a modified retrospective basis, and early adoption is permitted. The Company is currently evaluating the impact of ASU 2016-16 and its impact on its consolidated financial statements and related disclosures.

3. ACQUISITIONS

Faneuil

In October 2013, ALJ acquired 96.43% of Faneuil from Harland Clarke for approximately $52,665,000, which was funded by the issuance of 3,000,000 shares of ALJ common stock valued at $2,500,000, a $25,000,000 notes payable to Harland Clarke, and $25,165,000 cash.  The remaining 3.57% of Faneuil was acquired by Ms. Van Buren, Faneuil’s Chief Executive Officer (“CEO”).  In July 2015, ALJ acquired the remaining 3.57% of Faneuil by issuing 1,650,000 shares of ALJ common stock, which gave ALJ 100% ownership of Faneuil.

ALJ acquired Faneuil to establish an industry leading call center and manual toll operation business.

The following schedule reflects the estimated fair value of assets acquired and liabilities assumed on the acquisition date (in thousands):

Purchase Price
Balance Sheet Caption	Allocation
Total current assets	$28,854
Leasehold improvement and equipment	7,568
Other assets	79
Identified intangible assets:
Customer relationships	13,500
Trade names	1,500
Non-compete agreements	580
Goodwill	19,729
Total assets	71,810
Total current liabilities	(9,515)
Total long term liabilities	(9,630)
Purchase price	$52,665

Carpets

In April 2014, ALJ acquired 100% percent of Carpets for $5,250,000, which was funded by 1,400,000 shares of ALJ common stock valued at $2,200,000, a $2,000,000 notes payable to Libra Securities Holdings, LLC, a related party, and $1,050,000 cash.  Concurrent with the closing, ALJ invested $240,000 in Carpets and awarded Carpets’ CEO a 6.81% ownership of Carpets.  During July 2015, Carpets’ CEO exchanged his ownership in Carpets for 150,000 shares of common stock of ALJ, which gave ALJ 100% ownership of Carpets.

ALJ acquired Carpets for its growth potential.

The following schedule reflects the estimated fair value of assets acquired and liabilities assumed on the acquisition date (in thousands):

Purchase Price
Balance Sheet Caption	Allocation
Total current assets	$5,546
Leasehold improvement and equipment	239
Other assets	32
Identified intangible assets:
Customer relationships	70
Trade names	520
Non-compete agreements	2,020
Contract backlog	80
Goodwill	2,555
Total assets	11,062
Total current liabilities	(5,578)
Other liabilities	(234)
Purchase price	$5,250

Phoenix

In August 2015, ALJ acquired 100% of Phoenix from Visant Corporation (“Visant”) for $88,284,000 cash.   ALJ financed the purchase by increasing borrowings on its term loan.  See Note 7.

ALJ acquired Phoenix to establish a presence in the printing industry.

The following schedule reflects the estimated fair value of assets acquired and liabilities assumed on the acquisition date (in thousands):

Purchase Price
Balance Sheet Caption	Allocation
Total current assets	$13,879
Leasehold improvement and equipment	37,769
Other assets	997
Identified intangible assets:
Customer relationships	16,910
Trade names	8,610
Non-compete agreements	1,260
Goodwill	30,239
Total assets	109,664
Total current liabilities	(4,791)
Total long term liabilities	(16,589)
Purchase price	$88,284

Pro Forma Impact of Phoenix Acquisition (unaudited)

The following table presents unaudited pro forma consolidated results of operations for the year ended September 30, 2015, as if the acquisition of Phoenix had occurred as of October 1, 2014 (in thousands):

Income Statement Caption	Amount
Revenue	$280,400
Net income attributable to ALJ	20,652

The unaudited pro forma consolidated results of operations were prepared using the acquisition method of accounting and are based on the historical financial information of the Company and the acquired businesses described above.

The unaudited pro forma information does not reflect any cost savings, operating synergies and other benefits that the Company may achieve as a result of these acquisitions, or the costs necessary to achieve these cost savings, operating synergies and other benefits. In addition, except to the extent recognized in the year ended September 30, 2015, the unaudited pro forma information does not reflect the costs to integrate the operations of the Company with those of the acquired businesses.

The unaudited pro forma information is not necessarily indicative of what the Company’s consolidated results of operations actually would have been had the August 9, 2015 acquisitions been completed on October 1, 2014. In addition, the unaudited pro forma information does not purport to project the future results of operations of the Company. The unaudited pro forma information reflects primarily the following adjustments:

•	elimination of historical intangible asset write down and amortization expense of these acquisitions;
•	elimination of historical depreciation expense related to property, plant and equipment acquired;
•	elimination of historical interest expense charged by parent company;
•	elimination of historical health insurance expenses charged by parent company;
•	additional amortization expense related to the fair value of identifiable intangible assets acquired;
•	additional depreciation expense related to fair value adjustment to property, plant and equipment acquired;
•	additional interest expense association with acquisition financing; and
•	additional health insurance expenses expected to be incurred.

In addition, all of the above adjustments were adjusted for the applicable tax impact.

Color Optics

On July 18, 2016, Phoenix acquired certain assets and assumed certain liabilities from AKI, Inc. (“AKI”) in respect of AKI’s Color Optics division (“Color Optics”) for an adjusted purchase price of $6,575,000 in cash.   ALJ financed the purchase by increasing borrowings on its term loan.  See Note 7.

Color Optics is a leading printing and packaging solutions business servicing the beauty, fragrance, cosmetic and consumer-packaged goods markets.  The purchase of Color Optics complements Phoenix’s current product offerings and will allow Phoenix to expand and diversify its product offerings by leveraging its existing core competencies.

The following schedule reflects the estimated fair value of assets acquired and liabilities assumed on the acquisition date (in thousands):

Purchase Price
Balance Sheet Caption	Allocation
Total current assets	$3,219
Fixed assets	3,465
Other assets	95
Identified intangible assets:
Customer relationships	130
Supply agreements/contract backlog	240
Tradename	130
Non-compete agreements	270
Goodwill	894
Total assets	8,443
Total current liabilities	(1,748)
Total long term liabilities	(120)
Purchase price	$6,575

Impact of the Color Optics Acquisition to the Consolidated Results of Operations

The following is a summary of Color Optics revenue and earnings included in the Company’s consolidated statements of operations for the year ended September 30, 2016 (in thousands):

Income Statement Caption	Amount
Revenue	$3,743
Operating income (loss)	(228)

4. CONCENTRATION RISKS

Cash

The Company maintains its cash balances in accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes there is little or no exposure to any significant credit risk.

Major Customers and Accounts Receivable

ALJ had one customer, with two contracts, that represented more than 10% of consolidated revenues as follows:

	Year Ended September 30,
	2016	2015
Customer A - Contract 1^	7.2%	10.3%
Customer A - Contract 2	10.6	14.0
Customer A - Total	17.8	24.3

^Contract 1 concluded in October 2016.  In the normal course of business, the Company experiences contract turnover.  The revenue reduction resulting from this contract conclusion has been replaced with a new customer.

Each of ALJ’s segments had customers that represent more than 10% of their respective revenues as described below.

Faneuil.  The percentage of Faneuil net revenues derived from its significant customers was as follows:

	Year Ended September 30,
	2016	2015
Customer A - Contract 1^	14.6%	14.4%
Customer A - Contract 2	21.6	19.8
Customer A - Total	36.2	34.2
Customer B	**	12.6
Customer C	11.6	11.4

^^	This customer also represents more than 10% of consolidated net revenues. See discussion above related to contract conclusion.
**	Less than 10% of Faneuil net revenues.

Trade receivables from these customers totaled $6,390,000 at September 30, 2016.  As of September 30, 2016, all Faneuil accounts receivable were unsecured.  The risk with respect to accounts receivable is mitigated by credit evaluations performed on customers and the short duration of payment terms extended to customers.

Carpets.  The percentage of Carpets net revenues derived from its significant customers was as follows:

	Year Ended September 30,
	2016	2015
Customer A	28.1%	25.6%
Customer B	24.7	27.3
Customer C	11.5	**

Trade receivables from these customers totaled $3,559,000 on September 30, 2016.  As of September 30, 2016, all Carpets accounts receivable were unsecured.  The risk with respect to accounts receivables is mitigated by credit evaluations performed on customers and the short duration of payment terms extended to customers.

Phoenix.  The percentage of Phoenix net revenues derived from its significant customers was as follows:

	Year Ended	Period Ended
	September 30, 2016	September 30, 2015
Customer A	21.8%	27.0%
Customer B	10.5	15.6
Customer C	**	13.2
Customer D	11.3	**

**	Less than 10% of Phoenix net revenues.

Trade receivables from these customers totaled $4,449,000 on September 30, 2016.  As of September 30, 2016, all Phoenix accounts receivable were unsecured.  The risk with respect to accounts receivable is mitigated by credit evaluations performed on customers and the short duration of payment terms extended to customers.

Supplier Risk

ALJ did not have any suppliers that represented more than 10% of consolidated inventory purchases.   However, two of ALJ’s segments had suppliers that represented more than 10% of their respective inventory purchases as described below.

Carpets.  The percentage of Carpets inventory purchases from its significant suppliers was as follows:

	Year Ended September 30,
	2016	2015
Supplier A	19.5%	19.3%
Supplier B	13.0	18.7
Supplier C	12.7	14.9
Supplier D	10.8	**
Supplier E	**	10.4

**	Less than 10% of Carpets inventory purchases.

If these suppliers were unable to provide materials on a timely basis, Carpets management believes alternative suppliers could provide the required materials with minimal disruption to the business.

Phoenix.  The percentage of Phoenix inventory purchases from its significant suppliers was as follows:

	Year Ended	Period Ended
	September 30, 2016	September 30, 2015
Supplier A	29.4%	26.3%
Supplier B	13.2	16.5

If these suppliers were unable to provide materials on a timely basis, Phoenix management believes alternative suppliers could provide the required supplies with minimal disruption to the business.

5. COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

Accounts Receivable, Net

The following table summarizes accounts receivable at the end of each reporting period (in thousands):

	September 30,
	2016	2015
Accounts receivable	$40,597	$34,813
Unbilled receivables	4,521	579
	45,118	35,392
Less: Allowance for doubtful accounts	(830)	(314)
	$44,288	$35,078

Inventories, Net

The following table summarizes inventories at the end of each reporting period (in thousands):

	September 30,
	2016	2015
Raw materials	$3,248	$2,569
Semi-finished goods/Work in process	3,361	1,942
Finished goods	2,447	1,906
	9,056	6,417
Less: Allowance for obsolete inventory	(183)	(244)
	$8,873	$6,173

Property and Equipment

The following table summarizes property, plant and equipment at the end of each reporting period (in thousands):

	September 30,
	2016	2015
Computer and office equipment	$7,983	$6,850
Software	8,999	5,595
Furniture and fixtures	2,963	2,548
Leasehold improvements	5,983	4,318
Construction in process	240	1,261
Vehicles	216	74
Land	9,167	9,167
Building and improvements	15,591	15,033
Machinery and equipment	17,599	13,161
	68,741	58,007
Less: Accumulated depreciation and amortization	(16,930)	(7,747)
	$51,811	$50,260

Property and equipment depreciation and amortization expense, including amounts related to capitalized leased assets, was $9,342,000 and $5,095,000 for the years ended September 30, 2016 and 2015, respectively.

Goodwill

The following table summarizes goodwill by reportable segment at the end of each reporting period (in thousands):

	September 30,
	2016	2015
Faneuil	$19,729	$19,729
Carpets	2,555	2,555
Phoenix	31,133	30,239
	$53,417	$52,523

Intangible Assets

The following table summarizes identified intangible assets at the end of each reporting period (in thousands):

	September 30, 2016			September 30, 2015
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer relationships	$30,610	$(4,816)	$25,794	$30,480	$(2,320)	$28,160
Trade names	10,760	(713)	10,047	10,630	(289)	10,341
Internal software	580	(285)	295	580	(189)	391
Supply agreements/contract backlog	240	(13)	227	—	—	—
Non-compete agreements	3,340	(1,507)	1,833	3,070	(618)	2,452
	$45,530	$(7,334)	$38,196	$44,760	$(3,416)	$41,344

Intangible asset amortization expense was $3,918,000 and $2,075,000 for the years ended September 30, 2016 and 2015, respectively.

The following table presents expected annual amortization expense as of September 30, 2016 (in thousands):

Year Ended September 30,	Estimated Future Amortization
2017	$3,993
2018	3,719
2019	3,339
2020	3,040
2021	2,935
Thereafter	21,170
$38,196

Accrued Liabilities

The following table summarizes accrued liabilities at the end of each reporting period (in thousands):

	September 30,
	2016	2015
Accrued compensation and related taxes	$6,103	$6,713
Rebates payable	1,834	1,444
Medical and benefit-related expense payables	386	770
Interest payable	722	656
Deferred rent	155	137
Other	1,414	734
	$10,614	$10,454

6. EARNINGS PER SHARE

ALJ computed basic and diluted earnings per common share for each period as follows (in thousands, except per share amounts):

	Year Ended September 30,
	2016	2015
Net income attributable to ALJ	$10,925	$11,893
Weighted average shares of common stock outstanding - basic	35,013	33,102
Potentially dilutive effect of options to purchase common stock	1,189	1,052
Weighted average shares of common stock outstanding – diluted	36,202	34,154
Basic earnings per share of common stock	$0.31	$0.36
Diluted earnings per share of common stock	$0.30	$0.35

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

7. DEBT

Term Loan and Line of Credit

In August 2015, ALJ entered into a financing agreement (“Financing Agreement”) with Cerberus Business Finance, LLC (“Cerberus”), to borrow $105.0 million in a term loan (“Cerberus Term Loan”) and have available up to $30.0 million in a revolver (“Cerberus/PNC Revolver”), collectively (“Cerberus Debt”).  The proceeds were used to fund the acquisition of Phoenix, to refinance the outstanding debt of ALJ, Faneuil and Carpets, and to provide working capital facilities to all three of ALJ’s subsidiaries and ALJ.   In July 2016, in connection with the Color Optics acquisition (see Note 3), ALJ entered into the First Amendment (“First

Amendment”) to the Financing Agreement, which increased borrowings under the Cerberus Term Loan by $10.0 million and modified certain covenants to reflect the Company’s consolidated business following the Color Optics acquisition.

During the year ended September 30, 2016, interest accrued at an annual rate of 9.5% on the $10.0 million incremental borrowings associated with the Color Optics Acquisition, and 7.5% on the remaining Cerberus Term Loan borrowings.  When certain loan covenants are met, the annual interest rate on the incremental borrowings will decrease from 9.5% to 7.5%.   Interest payments are due in arrears on the first day of each month.  The Financing Agreement required quarterly principal payments of approximately $2.0 million are due on the last day of each fiscal quarter.  The First Amendment increased quarterly loan payments to approximately $2.2 million beginning September 30, 2016.  Annual principal payments equal to 75% of ALJ’s excess cash flow, as defined in the Financing Agreement, were due beginning September 30, 2016.  The annual payment due on September 30, 2016 for the year ended September 30, 2016 of $2.3 million is included the current portion of term loan payable on the Company’s balance sheet.  A final balloon payment is due at maturity, August 14, 2020.  There is a prepayment penalty equal to 3%, 2%, and 1% of any amounts prepaid within the first, second and third years of the loan, respectively.  ALJ may make payments against the loan with no penalty up to $7.0 million.  During the year ended September 30, 2016, ALJ made a non-mandatory principal payment of $3.0 million.  As of September 30, 2016, ALJ’s balance on the outstanding term loan to Cerberus was $102.0 million.

ALJ has the option to prepay (and re-borrow) the outstanding balance of the Cerberus/PNC Revolver, without penalty.  Each subsidiary has the ability to borrow under the revolver (up to $30.0 million in the aggregate for all subsidiaries combined) but limited to 85% of eligible receivables. The Cerberus/PNC Revolver carries an unused fee of 0.5%. Additionally, the Cerberus/PNC Revolver provides for a sublimit for letters of credit up to $15.0 million. Faneuil had a $2.2 million letter of credit under the Financing Agreement as of September 30, 2016.  The Cerberus/PNC Revolver has a final maturity date of August 14, 2020.  As of September 30, 2016, ALJ had a zero balance on its outstanding line of credit.

The Cerberus Debt is secured by substantially all the Company’s assets.  The Cerberus Debt includes certain limitations including the Company’s ability to incur debt, grant liens, initiate certain investments, declare dividends, and dispose of assets.  The Cerberus Debt also requires ALJ to comply with debt covenants. As of September 30, 2016, ALJ was in compliance with all debt covenants and had unused borrowing capacity of $19.2 million.

Estimated future minimum payments are as follows (in thousands):

Year Ended September 30,	Future Minimum Payments
2017	$10,893
2018	8,625
2019	8,625
2020	73,826
$101,969

Deferred Loan Costs

In connection with the Financing Agreement and the First Amendment, ALJ paid fees totaling $4.1 million and $0.4 million, respectively, which were deferred and are being amortized to interest expense using the effective interest method over the life of the debt.

Capital Lease Obligations

Faneuil and Phoenix lease equipment under non-cancelable capital leases. As of September 30, 2016, future minimum payments under non-cancelable capital leases with initial or remaining terms of one year or more are as follows (in thousands):

Year Ended September 30,	Estimated Future Payments
2017	$2,183
2018	1,556
2019	828
2020	112
2021	112
Thereafter	214
Total minimum required payments	5,005
Less: current portion of capital lease obligations	(2,046)
Less: imputed interest	(254)
Capital lease obligations, less current portion	$2,705

8. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases real estate, equipment, and vehicles under noncancellable operating leases. As of September 30, 2016, future minimum rental commitments under noncancellable leases were as follows (in thousands):

Year Ended September 30,	Future Minimum Lease Payments
2017	$4,709
2018	3,202
2019	2,144
2020	1,395
2021	670
$12,120

During the year ended September 30, 2016 and 2015 rental expense under operating leases was $4,454,000 and $4,260,000, respectively.

Employment Agreements

ALJ maintains employment agreements with certain key executive officers that provide for a base salary and annual bonus to be determined by the Board of Directors.  The agreements also provide for termination payments, which includes base salary and performance bonus, stock options, non-competition provisions, and other terms and conditions of employment.  As of September 30, 2016, termination payments related to base salary totaled $998,000.

Surety Bonds

As part of Faneuil’s normal course of operations, certain customers require surety bonds guaranteeing the performance of a contract.  As of September 30, 2016, the face value of such surety bonds, which represents the maximum cash payments that Faneuil would have to make under certain circumstances of non-performance, was $23,394,000.  To date, Faneuil has not made any non-performance payments.

Litigation, Claims, and Assessments

Faneuil, Inc. v. 3M Company

Faneuil filed a complaint against 3M Company on September 22, 2016 in the Circuit Court for the City of Richmond, Virginia.  The dispute arises out of a subcontract entered into between 3M and Faneuil in relation to a toll road project in Portsmouth, Virginia. Under the terms of the subcontract, Faneuil provides certain services to 3M as part of 3M’s agreement to provide services to Elizabeth River Crossing (“ERC”).  After multiple attempts to resolve a dispute over unpaid invoices failed, Faneuil determined to file suit against 3M to collect on its outstanding receivables through the date of the filing.  In its complaint, Faneuil seeks recovery of $5.1 million based on three causes of action:  breach of contract, breach of the implied covenant of good faith and fair dealing and unjust enrichment.

Subsequent to filing suit against 3M, Faneuil entered into an agreement with ERC whereby ERC would become responsible for paying Faneuil directly for all services rendered from April 1, 2016 to the present.  That agreement resulted in a payment from ERC to Faneuil on December 8, 2016, which resolved a portion of the $5.1 million claim against 3M.

On October 14, 2016, 3M filed its answer and counterclaim against Faneuil.  In its counterclaim, 3M seeks recovery in excess of $10.0 million based on three claims:  breach of contract/indemnification, breach of the implied covenant of good faith and fair dealing and unjust enrichment.  3M’s counterclaim alleges it incurred approximately $3.2 million in damages payable to ERC as a result of Faneuil’s conduct and seeks indemnification for very vague allegations of an additional $10.0 million in damages incurred as a result of continued performance under its contract with ERC.

The litigation is in the pleading stage and early discovery has just commenced. Faneuil believes that the facts support its claims that the disputed services should be paid substantially or completely in full and that 3M’s counterclaims are without merit.  Faneuil intends to vigorously prosecute its claims against 3M and to defend against 3M’s counterclaims.  Although litigation is inherently unpredictable, Faneuil is confident in its ability to continue to collect for the disputed services and believes it will collect all or substantially all of its outstanding receivables.  ALJ intends to reassess the litigation periodically, and will update its disclosure accordingly.

McNeil, et al. v. Faneuil, Inc.

Tammy McNeil, a former Faneuil call center employee, filed a Fair Labor Standards Act collective action case against Faneuil in federal court in Newport News, Virginia in 2015.  The class asserts various timekeeping and overtime violations that Faneuil strongly denies.  The trial court conditionally granted a nationwide class for a three-year period from 2012-2015 and going forward.  The parties are engaging in substantive discovery at this time and Faneuil is working with outside counsel and expert witnesses to assess the potential scope of damages.  Faneuil is actively defending the matter; however, the company is unable to assess the potential risk of exposure at this time in full until further discovery is completed.

Jaskol vs. Carpets et al.

On July 8, 2016, Gary Jaskol and Brenda Lee Jaskol filed a complaint in the Nevada District Court for Clark County against ALJ and Carpets for claims related to breach of contract for ALJ and Carpets’ alleged nonpayment of invoices due.  On August 3, 2016, ALJ and Carpets filed an answer and counterclaim. ALJ and Carpets believe the claims are without merit and intend to defend this action vigorously while pursuing our counterclaims.

Just Like Sugar vs. Carpets et al.

On August 10, 2016, Just Like Sugar, Inc. ("JLS") filed a complaint in the Nevada District Court for Clark County against Carpets, among others.  The complaint includes claims for "statutory violations" stemming from the alleged emission of silica dust from Carpet's fabrication facility. On September 16, 2016, Carpets filed its answer to the complaint and counterclaims. On October 25, 2016, an early case conference was held, in which JLS requested a 30-day extension to begin discovery. ALJ and Carpets believe this action is without merit and intend to defend it vigorously while pursuing our counterclaims.

Thornton vs. ALJ Regional Holdings, Inc., et al.

On September 21, 2016, Plaintiffs Clifford Thornton and Tracey Thornton filed a complaint in the Nevada District Court for Clark County against ALJ, Carpets, Steve Chesin, and Jess Ravich.  The complaint includes claims for (1) fraud, (2) bad faith, (3) civil conspiracy, (4) unjust enrichment, (5) wrongful termination, (6) intentional infliction of emotional distress, (7) negligent infliction of emotional distress, and (8) loss of marital consortium. On November 1, 2016, the defendants filed an answer to the complaint generally denying all claims. ALJ and Carpets believe this action is without merit and intend to defend it vigorously.

In connection with the Faneuil and Carpets proceedings described above, management has estimated the range of possible loss, including fees and expenses, to be between $0.85 million and $1.05 million; however, as management has determined that no one estimate within the range is better than another, it has accrued $0.85 million as of September 30, 2016.

Other Litigation

We and our subsidiaries have been named in, and from time to time may become named in, various other lawsuits or threatened actions that are incidental to our ordinary business. Litigation is inherently unpredictable. Any claims against us, whether meritorious or not, could be time-consuming, cause us to incur costs and expenses, require significant amounts of management time and result in the diversion of significant operational resources. The results of these lawsuits and actions cannot be predicted with certainty. We concluded as of September 30, 2016 that the ultimate resolution of these matters will not have a material adverse effect on our business, consolidated financial position, results of operations or cash flows.

Settled Litigation

Faneuil was also named as a defendant in a proposed class action filed in the United States District Court for the Eastern District of Virginia. The case, styled Brown, et. al., v. Transurban USA, Inc., et. al., was filed on April 15, 2015, alleging that Transurban USA, Inc. (“Transurban”), an express lane operator in Virginia, and its debt collection agents Faneuil and Law Enforcement Systems, LLC, violated state and federal law in assessing and seeking to collect administrative fees and penalties for unpaid tolls on express lanes operated by Transurban. The parties have reached a settlement in this case, which was approved by the Court on September 29, 2016.   The case has been dismissed.

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

9. EQUITY

Common Stock Activity during the Year Ended September 30, 2016

ALJ’s common stock activity for the year ended September 30, 2016 consisted of the following:

•	Repurchased 516,520 shares of ALJ common stock at an average price of $3.99 per share;
•	Retired 585,454 shares of common stock; and
•	Issued 71,429 shares of common stock to members of ALJ’s Board of Directors as compensation. See “Restricted Stock Awards” below for further discussion.

Common Stock Activity during the Year Ended September 30, 2015

ALJ’s common stock activity for the year ended September 30, 2015 consisted of the following:

•	Issued 2,041,000 shares of common stock upon the exercise of employee stock options;
•	Issued 1,800,000 shares of ALJ common stock in exchange for the entire outstanding noncontrolling interest in Faneuil and Carpets, which was valued at $1,783,000;
•	Issued 450,000 shares of ALJ common stock in a private placement for a total of $1,710,000 cash;
•	Repurchased 304,201 shares of common stock at an average price of $3.87 per share; and
•	Retired 480,994 shares of common stock.

Equity Incentive Plans

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

The 2016 Plan is administered by ALJ’s Compensation, Nominating and Corporate Governance Committee (“Committee”) of the Board.  The maximum aggregate number of common stock shares that may be granted under the 2016 Plan is 2,000,000.  The 2016 Plan generally provides for the grant of qualified or nonqualified stock options, restricted stock and restricted stock units, unrestricted stock, stock appreciation rights, performance awards and other awards.  The Committee has full discretion to set the vesting criteria.  The exercise price of a stock option may not be less than 100% of the fair market value of ALJ’s common stock on the date of grant. The 2016 Plan prohibits the repricing of outstanding stock options without prior shareholder approval. The term of stock options granted under the 2016 Plan may not exceed ten years.  Awards are subject to accelerated vesting upon a change in control in the event the acquiring company does not assume the awards.  The Board may amend, alter, or discontinue the 2016 Plan, but shall obtain shareholder approval of any amendment as required by applicable law or stock exchange listing requirements.  As of September 30, 2016, there were 2,000,000 options available for future grant under the 2016 Plan.

Prior to the approval of the 2016 Plan, ALJ issued stock options that were approved by ALJ’s board of directors on a case-by-case basis.

Stock-Based Compensation Expense

The following table sets forth the total stock-based compensation expense included in ALJ’s statements of income (in thousands):

	Year Ended September 30,
	2016	2015
Stock options	$369	$1,298
Restricted stock	415	211
	$784	$1,509

At September 30, 2016, ALJ had approximately $690,000 of total unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of approximately 1.9 years.

Stock Option Activity and Outstanding

The following table summarizes stock option activity during the years ended September 30, 2016 and 2015:

	Number of Shares	Weighted-Average Exercise Price
Outstanding at September 30, 2014	3,475,000	$0.65
Exercised	2,041,000	0.41
Granted	850,000	4.11
Forfeited or expired	—	—
Outstanding at September 30, 2015	2,284,000	2.15
Exercised	—	—
Granted	—	—
Forfeited or expired	—	—
Outstanding at September 30, 2016	2,284,000	2.15
Vested or Expected to Vest at September 30, 2016	2,284,000	$2.15

The following table summarizes all options outstanding and exercisable by price range as of September 30, 2016:

		Options Outstanding		Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$0.59 - $1.60	1,434,000	3.83	$0.98	1,428,074	$0.98
$4.00 - $4.27	850,000	7.09	$4.11	500,000	$4.00
	2,284,000	5.04	$2.15	1,928,074	$1.76

The “intrinsic value” of options is the excess of the value of ALJ stock over the exercise price of such options.  The total intrinsic value of options outstanding (of which all are vested or expected to vest) was approximately $5,828,000 and $4,252,000 at September 30, 2016 and 2015, respectively.  The total intrinsic value for exercisable options was $5,659,000 and $4,159,000 at September 30, 2016 and 2015, respectively. The total intrinsic value for options exercised during the year ended September 30, 2015 was $7,300,000.

Restricted Stock Awards

ALJ’s board of directors receive a director compensation package that includes an annual restricted stock award (“RSA”).  In connection with such awards, ALJ recorded stock-based compensation expense of $415,000 and $211,000 during the years ended September 30, 2016 and 2015, respectively.

10. INCOME TAXES

Income before taxes and the benefit from income taxes for the years ended September 30, 2016 and 2015 consisted of the following (in thousands):

	Year Ended September 30,
	2016	2015
Income before income taxes	$4,710	$6,836
Provision (benefit) for income taxes:
Current:
Federal	(136)	—
State	671	800
Total current provision for income taxes	535	800
Deferred:
Federal	(6,331)	(6,198)
State	(419)	(59)
Total deferred benefit for income taxes	(6,750)	(6,257)
Total benefit for taxes	$(6,215)	$(5,457)
Effective tax rate	(131.95)%	(79.83)%

The difference between the tax provision at the statutory federal income tax rate and the benefit from income tax as a percentage of income before income taxes (effective tax rate) for the years ended September 30, 2016 and 2015 was as follows:

	Year Ended September 30,
	2016	2015
Statutory federal income tax rate	35.00%	35.00%
Increase (reduction) in rate resulting from:
State tax, net of federal benefit	14.66	7.34
Permanent differences	2.77	1.85
Change in valuation allowance and other	(184.38)	(124.02)
Effective tax rate	(131.95)%	(79.83)%

Significant components of the Company’s deferred tax assets and liabilities as of September 30, 2016 and 2015 were as follows (in thousands):

	As of September 30,
	2016	2015
Deferred tax assets:
Net operating loss carryforward	$55,759	$54,850
Allowance for doubtful accounts	406	120
Accrued expenses and other	1,115	1,554
Deferred revenue	59	209
Other (WOTC and AMT credit carryforward)	2,371	2,094
Gross deferred tax assets	59,710	58,827
Less: valuation allowance	(42,447)	(46,330)
Net deferred tax assets	17,263	12,497

Deferred tax liabilities:
Depreciable assets	(6,585)	(6,457)
Intangible assets	(10,370)	(14,220)
State income tax	(1,738)	—
Total deferred tax liabilities	(18,693)	(20,677)
Net deferred tax liabilities	$(1,430)	$(8,180)

Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

The Company files income tax returns in the U.S. federal jurisdiction and various states. The years still open to audit under the applicable statutes of limitations are June 30, 2013 through June 30, 2016 for federal and June 30, 2012 through June 30, 2016 for state.  Tax years ending June 30, 2002 through June 30, 2009 generated a net operating loss carry forward and remain subject to examination.  The amount of any tax assessments and penalties may be material and may negatively impact the Company’s operations. Given the uncertainty in the amount and the difficulty in estimating the probability of the assessments arising from future tax examinations, the Company has not made any accruals for such tax contingencies.  No tax returns are currently under examination by any tax authorities.

As of September 30, 2016, the Company’s deferred tax assets were primarily the result of U.S. net operating losses carryforwards. As of each reporting date, the Company’s management considers new evidence, both positive and negative, that could impact management’s view with regard to future realization of deferred tax assets. As of September 30, 2016, management determined that sufficient positive evidence, which includes consistent profitability over the past three years and continued taxable income projection, exists as of September 30, 2016, to conclude that it is more likely than not that additional deferred tax assets of $3.9 million are realizable and therefore reduced the valuation allowance accordingly.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. At September 30, 2016 and 2015, the Company does not have a liability for uncertain tax positions. The Company does not anticipate that there will be a material change of unrecognized tax benefits within the next 12 months.

At September 30, 2016, the Company has net operating loss carryforwards for federal income tax purposes of approximately $159 million that begin expiring in 2022. In addition, the use of this net operating loss in future years may be restricted under Section 382 of the Internal Revenue Code due to a potential change of ownership.

11. RELATED-PARTY TRANSACTIONS

Revenue

Harland Clarke Holdings Corp. (“Harland Clarke”), a stockholder who owns ALJ shares in excess of five percent, is a counterparty to Faneuil in two contracts.  One contract provides call center services to support Harland Clarke’s banking-related products and renews annual every April. The other contract provides managed print services and concludes September 30, 2018. Faneuil recognized revenue from Harland Clarke totaling $1,331,000 and $2,567,000 for the years ended September 30, 2016 and 2015, respectively. The associated cost of revenue was $1,268,000 and $2,432,000 for the years ended September 30, 2016 and 2015, respectively. All revenue from Harland Clarke contained similar terms and conditions as for other transactions of this nature entered into by ALJ.  Total accounts receivable from Harland Clarke was $176,000 and $368,000 at September 30, 2016 and 2015, respectively.

Stock Transactions

On April 21, 2016, the Company entered into a Trade Procedures Letter Agreement, pursuant to which IsZo Capital Management LP (“IsZo”), a stockholder who owned in excess of 5% of ALJ shares, sold an aggregate of 2,000,000 shares of the Company to the Company, Jess Ravich, Marc Reisch, John Scheel and Margarita Palau Hernandez, each a director of the Company, and certain other parties (the “IsZo Sale”). Pursuant to the IsZo Sale, IsZo received gross proceeds of $7,780,000, the Company repurchased 500,000 shares for an aggregate consideration of $1,945,000, Mr. Ravich acquired 350,000 shares for an aggregate consideration of $1,361,500, Mr. Reisch acquired 100,000 shares for an aggregate consideration of $389,000, Mr. Scheel acquired 50,000 shares for an aggregate consideration of $194,500 and Ms. Paláu Hernández acquired 50,000 shares for an aggregate consideration of $194,500.

12. REPORTABLE SEGMENTS AND GEOGRAPHIC INFORMATION

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

Net revenue, operating income, and total assets by reportable segment as of and for the years ended September 30, 2016 and 2015 were as follows (in thousands):

	Year Ended September 30,
	2016	2015
Net revenue:
Faneuil	$131,843	$149,625
Carpets	50,606	44,572
Phoenix	85,920	15,750
Consolidated net revenues	$268,369	$209,947
Operating income (loss):
Faneuil	$4,426	$8,860
Carpets	57	(406)
Phoenix	13,253	3,780
ALJ	(3,897)	(3,220)
Consolidated operating income	$13,839	$9,014
Total assets:
Faneuil	$80,117	$63,096
Carpets	16,324	11,001
Phoenix	112,320	112,456
ALJ	9,965	15,732
Consolidated total assets	$218,726	$202,285

Geographic Information

Substantially all assets were located in the United States.  Substantially all revenue was earned in the United States.

ALJ REGIONAL HOLDINGS, INC.

SCHEDULE II — CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at the Beginning of the Year	Charged to Costs and Expenses	Deductions	Balance at the End of the Year
Year Ended September 30, 2016:
Allowance for doubtful accounts	$314	$641	$(125)	830
Allowance for obsolete inventory	244	20	(81)	183
Rebates payable	1,444	1,685	(1,295)	1,834
Workers’ compensation reserve	3,012	1,459	(1,596)	2,875

Year Ended September 30, 2015:
Allowance for doubtful accounts	$806	$204	$(696)	$314
Allowance for obsolete inventory	—	244	—	244
Rebates payable	1,090	404	(50)	1,444
Workers’ compensation reserve	2,669	1,857	(1,514)	3,012

S-1