Form 10-Q
period 2016-12-31
ALJ REGIONAL HOLDINGS INC
filed 2017-02-13
CIK 1438731

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2016

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

The number of shares of common stock, $0.01 par value per share, outstanding as of January 31, 2017 was 34,574,641.

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

ALJ REGIONAL HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED DECEMBER 31, 2016

PART I.  FINANCIAL INFORMATION

Item 1 - Financial Statements

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	December 31,	September 30,
	2016	2016
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,435	$5,279
Accounts receivable, net of allowance for doubtful accounts of $816 ($830 at September 30, 2016)	47,950	44,288
Inventories, net	7,553	8,873
Prepaid expenses and other current assets	6,193	5,404
Assets held for sale	50	140
Total current assets	66,181	63,984
Property and equipment, net	52,885	51,811
Goodwill	53,417	53,417
Intangible assets, net	37,188	38,196
Collateral deposits, less current portion	879	2,179
Other assets	7,967	5,723
Total assets	$218,517	$215,310
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,017	$13,258
Accrued expenses	12,557	10,614
Income taxes payable	817	633
Deferred revenue and customer deposits	2,837	2,981
Current portion of term loan, net of deferred loan costs	7,640	9,887
Current portion of capital lease obligations	2,132	2,046
Current portion of workers’ compensation reserve	1,039	1,053
Other current liabilities	1,681	1,679
Total current liabilities	45,720	42,151
Line of credit	—	—
Term loan payable, less current portion, net of deferred loan costs	86,683	88,666
Deferred revenue, less current portion	3,761	3,783
Workers’ compensation reserve, less current portion	1,808	1,822
Capital lease obligations, less current portion	2,183	2,705
Deferred tax liability	1,204	1,430
Other non-current liabilities	2,562	806
Total liabilities	143,921	141,363
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.01 par value; total authorized – 5,000,000 shares; 1,000,000 shares authorized for Series A; 550,000 shares authorized for Series B; none issued and outstanding as of December 31, 2016 and September 30, 2016	—	—
Common stock, $0.01 par value; authorized – 100,000,000 shares; 34,574,641 shares issued and outstanding at December 31, 2016 and September 30, 2016	346	346
Additional paid-in capital	270,468	270,370
Accumulated deficit	(196,218)	(196,769)
Total stockholders’ equity	74,596	73,947
Total liabilities and stockholders’ equity	$218,517	$215,310

See accompanying notes

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share amounts)

	Three Months Ended December 31,
	2016	2015
Net revenue	$77,617	$64,797
Costs and expenses:
Cost of revenue	60,181	49,763
Selling, general, and administrative expense	14,383	12,465
Loss on disposal of assets, net	8	—
Total operating expenses	74,572	62,228
Operating income	3,045	2,569
Other expense:
Interest expense	(2,434)	(2,182)
Total other expense	(2,434)	(2,182)
Income before income taxes	611	387
Provision for income taxes	(60)	(63)
Net income	$551	$324
Basic earnings per share of common stock	$0.02	$0.01
Diluted earnings per share of common stock	$0.02	$0.01
Weighted average shares of common stock outstanding:
Basic	34,575	35,003
Diluted	35,712	36,173

See accompanying notes

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	December 31,
	2016	2015
Operating activities
Net income	$551	$324
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization - cost of revenue	1,282	920
Depreciation and amortization - selling, general, and administrative expense	2,679	2,210
Stock-based compensation expense	183	98
Provision for bad debts	—	100
Deferred income taxes	(226)	(230)
Loss on disposal of assets, net	8	—
Amortization of deferred loan costs	251	151
Changes in operating assets and liabilities:
Accounts receivable, net	(3,662)	(3,792)
Inventories, net	1,320	455
Collateral deposits	1,300	1,821
Prepaid expenses and other current assets	77	290
Other assets	(2,244)	(4)
Accounts payable	3,759	(1)
Accrued expenses	1,858	(1,375)
Income tax payable	184	203
Deferred revenue and customer deposits	(166)	(129)
Workers’ compensation reserve	(28)	(58)
Other current liabilities	(573)	(82)
Other liabilities	1,756	109
Cash provided by operating activities	8,309	1,010
Investing activities
Proceeds from sale of assets	97	—
Capital expenditures	(4,042)	(581)
Cash used by investing activities	(3,945)	(581)
Financing activities
Net proceeds on line of credit	—	887
Payments on term loan	(4,482)	(1,969)
Repurchase of common stock	—	(118)
Payments on financed insurance premiums	(290)	(274)
Payments on capital leases	(436)	(243)
Cash used by financing activities	(5,208)	(1,717)
Change in cash and cash equivalents	(844)	(1,288)
Cash and cash equivalents at beginning of period	5,279	5,103
Cash and cash equivalents at end of period	$4,435	$3,815
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Taxes	$104	$91
Interest	$2,149	$2,043
Non-cash investing and financing activities:
Capital equipment purchases financed with capital leases	$—	$563
Financed insurance premiums	$866	$1,131

See accompanying notes

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Basis of Presentation

Organization

ALJ Regional Holdings, Inc. (including subsidiaries, referred to collectively in this Report as “ALJ,” the “Company” or “we”) is a holding company.  ALJ’s primary assets as of December 31, 2016, were all of the outstanding capital stock of the following companies:

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

•

Floors-N-More, LLC, dba, Carpets N’ More (“Carpets”).  Carpets is one of the largest floor covering retailers in Las Vegas, Nevada, and a provider of multiple products, including all types of flooring, countertops, cabinets, window coverings and garage/closet organizers, for the commercial, retail and home builder markets. Carpets operates five retail locations, as well as a stone and solid surface fabrication facility.  ALJ acquired Carpets effective April 1, 2014.

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

Basis of Presentation

The interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP, for interim financial information and with the instructions to the Securities and Exchange Commission, or SEC, Form 10-Q and Article 10 of SEC Regulation S-X. They do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with ALJ’s audited financial statements and notes thereto for the years ended September 30, 2016 and 2015, filed with the Securities and Exchange Commission on December 23, 2016.

The Company has made estimates and judgments affecting the amounts reported in its condensed consolidated financial statements and the accompanying notes.  Significant estimates and assumptions by management are used for, but are not limited to, determining the fair value of assets and liabilities, including intangible assets acquired and allocation of acquisition purchase prices, estimated useful lives, recoverability of long-lived and intangible assets, the recoverability of goodwill, the realizability of deferred tax assets, stock-based compensation, the likelihood of material loss as a result of loss contingencies, customer lives, the allowance for doubtful accounts and inventory reserves, and calculation of insurance reserves.  Actual results may differ materially from estimates. The interim financial information is unaudited but reflects all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly ALJ’s results of operations and financial position for the interim period.  The results of operations for the three months ended December 31, 2016, are not necessarily indicative of the results expected for future quarters or the full year.  ALJ reclassified certain prior period amounts on the balance sheet to conform to current period presentation.  See Note 2 – Accounting Standard Adopted for further discussion.

For a complete summary of ALJ’s significant accounting policies, please refer to Note 2, “Summary of Significant Accounting Policies,” included with ALJ’s audited financial statements and notes thereto for the years ended September 30, 2016 and 2015, filed with the Securities and Exchange Commission on December 23, 2016.  There were no material changes to significant accounting policies during the three months ended December 31, 2016.

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. Recent Accounting Standards

Accounting Standards Adopted

In February 2015, the FASB issued ASU 2015-02, "Amendments to the Consolidation Analysis.”  ASU 2015-02 changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities.  ALJ adopted ASU 2015-02 during the three months ended December 31, 2016.  The standard did not have a significant impact on our condensed consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03 “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs,” which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.  ALJ adopted ASU 2015-03 during the three months ended December 31, 2016.  As a result of the adoption, ALJ made the following adjustments to the condensed consolidated balance sheet as of September 30, 2016: a $3.4 million decrease to total assets, a $1.0 million decrease to total current liabilities, and a $2.4 million decrease to non-current liabilities.

In September 2015, the FASB issued ASU 2015-16, “Business Combinations.”  ASU 2015-16 simplifies the accounting for measurement-period adjustments by eliminating the requirement to restate prior period financial statements for measurement period adjustments. The new guidance requires the cumulative impact of measurement period adjustments, including the impact on prior periods, to be recognized in the reporting period in which the adjustment is identified. ALJ adopted ASU 2015-16 during the three months ended December 31, 2016.  The standard did not have a significant impact on our condensed consolidated financial statements.

Accounting Standards Not Yet Adopted

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” to supersede nearly all existing revenue recognition guidance under U.S. GAAP.  The core principle of ASU 2014-09 is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services.  ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing U.S. GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation.  Subsequently, the FASB has issued the following standards to provide additional clarification and implementation guidance for ASU 2014-09: (i) ASU 2016-08, “Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” (ii) ASU 2016-10, “Identifying Performance Obligations and Licensing,” and (iii) ASU 2016-12, “Narrow-Scope Improvements and Practical Expedients.”  Management is currently evaluating the effect that ASU 2014-09, including all subsequently-issued standards, will have on the Company’s consolidated financial statements and related disclosures.  Included in management’s assessment is the determination of an effective adoption date and transition method for adoption.  We expect to complete our initial assessment process, including the selection of an effective adoption date and transition method for adoption, by September 30, 2017.

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory (Topic 330): Simplifying the Measurement of Inventory.”  The amendments in ASU 2015-11 require an entity to measure inventory at the lower of cost or market. Market could be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin. The amendments do not apply to inventory that is measured using last-in, first out (LIFO) or the retail inventory method.  The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost.  The amendments should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period.  Management is currently evaluating the effect that ASU 2015-11 will have on the Company’s consolidated financial statements and related disclosures.  Included in management’s assessment is the determination of an effective adoption date and transition method for adoption.  We expect to complete our initial assessment process, including the selection of an effective adoption date and transition method for adoption, by September 30, 2017.

In November 2015, the FASB issued ASU 2015-17, “Income Taxes,” to simplify the presentation of deferred taxes. This amendment requires that all deferred tax assets and liabilities, along with any related valuation allowances, be classified as noncurrent on the balance sheet.  Management is currently evaluating the effect that ASU 2015-17 will have on the Company’s consolidated financial statements and related disclosures.  Included in management’s assessment is the determination of an effective adoption date and transition method for adoption.  We expect to complete our initial assessment process, including the selection of an effective adoption date and transition method for adoption, by September 30, 2017.

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In February 2016, the FASB issued ASU 2016-02, “Leases.”  ASU 2016-02 requires companies to generally recognize on the balance sheet operating and financing lease liabilities and corresponding right-of-use assets. Management is currently evaluating the effect that ASU 2016-02 will have on the Company’s consolidated financial statements and related disclosures.  Included in management’s assessment is the determination of an effective adoption date and transition method for adoption.  We expect to complete our initial assessment process, including the selection of an effective adoption date and transition method for adoption, by September 30, 2017.

In March 2016, the FASB issued ASU 2016-09, “Compensation – Stock Compensation.”  ASU 2016-09 simplifies the accounting for share-based payment transactions. Included in the update are modifications to the accounting for income taxes upon vesting or settlement of awards, employer tax withholding on shared-based compensation, forfeitures, and financial statement presentation of excess tax benefits. Management is currently evaluating the effect that ASU 2016-09 will have on the Company’s consolidated financial statements and related disclosures.  Included in management’s assessment is the determination of an effective adoption date and transition method for adoption.  We expect to complete our initial assessment process, including the selection of an effective adoption date and transition method for adoption, by September 30, 2017.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Measurement of Credit Losses on Financial Instruments.”  ASU 2016-13 provides new guidance that changes the accounting for recognizing impairments of financial assets. Under the new guidance, credit losses for certain types of financial instruments will be estimated based on expected losses. The new guidance also modifies the impairment models for available-for-sale debt securities and for purchased financial assets with credit deterioration since their origination. Management is currently evaluating the effect that ASU 2016-09 will have on the Company’s consolidated financial statements and related disclosures.  Included in management’s assessment is the determination of an effective adoption date and transition method for adoption.  We expect to complete our initial assessment process, including the selection of an effective adoption date and transition method for adoption, by September 30, 2017.

In August 2016, the FASB issued ASU 2016-15, “Classification of Certain Cash Receipts and Cash Payments.”  ASU 2016-15 provides new guidance related to the classification of certain cash receipts and cash payments on the statement of cash flows.  Management is currently evaluating the effect that ASU 2016-15 will have on the Company’s consolidated financial statements and related disclosures.  Included in management’s assessment is the determination of an effective adoption date and transition method for adoption.  We expect to complete our initial assessment process, including the selection of an effective adoption date and transition method for adoption, by September 30, 2017.

In October 2016, the FASB issued ASU 2016-16, “Intra-Entity Transfers of Assets Other Than Inventory.”  ASU 2016-16 provides new guidance that changes the accounting for income tax effects of intra-entity transfers of assets other than inventory. Under the new guidance, the selling (transferring) entity is required to recognize a current tax expense or benefit upon transfer of the asset. Similarly, the purchasing (receiving) entity is required to recognize a deferred tax asset or deferred tax liability, as well as the related deferred tax benefit or expense, upon receipt of the asset.  Management is currently evaluating the effect that ASU 2016-16 will have on the Company’s consolidated financial statements and related disclosures.  Included in management’s assessment is the determination of an effective adoption date and transition method for adoption.  We expect to complete our initial assessment process, including the selection of an effective adoption date and transition method for adoption, by September 30, 2017.

3. Concentration Risks

Cash

The Company maintains its cash balances in accounts, which, at times, may exceed federally insured limits. The Company has not experienced any loss in such accounts and believes there is little exposure to any significant credit risk.

Major Customers and Accounts Receivable

ALJ did not have any customer with net revenue in excess of 10% of consolidated net revenue during the three months ended December 31, 2016.  ALJ had one customer with net revenue of 19.1% of consolidated net revenue for the three months ended December 31, 2015.  However, each of ALJ’s segments had customers that represent more than 10% of their respective net revenue as described below.

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Faneuil.  The percentage of Faneuil net revenue derived from its significant customers was as follows:

	Three Months Ended December 31,
	2016	2015
Customer A	18.3%	36.6%
Customer B	15.9	15.7
Customer C	11.3	**
Customer D	**	11.8

**Less than 10% of Faneuil net revenue.

Trade receivables from these customers totaled $10.9 million on December 31, 2016.  As of December 31, 2016, all Faneuil accounts receivable were unsecured.  The risk with respect to accounts receivable is mitigated by credit evaluations performed on customers and the short duration of payment terms extended to customers.

Carpets.  The percentage of Carpets net revenue derived from its significant customers was as follows:

	Three Months Ended December 31,
	2016	2015
Customer A	29.4%	33.9%
Customer B	29.0	**
Customer C	16.6	22.4

**Less than 10% of Carpets net revenue.

Trade receivables from these customers totaled $4.1 million on December 31, 2016.  As of December 31, 2016, all Carpets accounts receivable were unsecured.  The risk with respect to accounts receivable is mitigated by credit evaluations performed on customers and the short duration of payment terms extended to customers.

Phoenix.  The percentage of Phoenix net revenue derived from its significant customers was as follows:

	Three Months Ended December 31,
	2016	2015
Customer A	21.1%	24.0%
Customer B	14.5	**
Customer C	**	10.7

**	Less than 10% of Phoenix net revenue.

Trade receivables from these customers totaled $4.8 million on December 31, 2016.  As of December 31, 2016, all Phoenix accounts receivable were unsecured.  The risk with respect to accounts receivable is mitigated by credit evaluations performed on customers and the short duration of payment terms extended to customers.

Supplier Risk

ALJ did not have any suppliers that represented more than 10% of consolidated inventory purchases.   However, two of ALJ’s segments had suppliers that represented more than 10% of their respective inventory purchases, as described below.

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Carpets.  The percentage of Carpets inventory purchases from its significant suppliers was as follows:

	Three Months Ended December 31,
	2016	2015
Supplier A	13.0%	17.9%
Supplier B	**	13.0
Supplier C	**	12.6
Supplier D	**	11.9

**	Less than 10% of Carpets inventory purchases.

If these suppliers were unable to provide materials on a timely basis, Carpets management believes alternative suppliers could provide the required materials with minimal disruption to the business.

Phoenix.  The percentage of Phoenix inventory purchases from its significant suppliers was as follows:

	Three Months Ended December 31,
	2016	2015
Supplier A	21.9%	29.9%
Supplier B	11.2	15.8

If these suppliers were unable to provide materials on a timely basis, Phoenix management believes alternative suppliers could provide the required supplies with minimal disruption to the business.

4. Composition of Certain Financial Statement Captions

Accounts Receivable, Net

The following table summarizes accounts receivable at the end of each reporting period (in thousands):

	December 31,	September 30,
	2016	2016
Accounts receivable	$45,701	$40,597
Unbilled receivables	3,065	4,521
	48,766	45,118
Less: Allowance for doubtful accounts	(816)	(830)
	$47,950	$44,288

Inventories, Net

The following table summarizes inventories at the end of each reporting period (in thousands):

	December 31,	September 30,
	2016	2016
Raw materials	$3,341	$3,248
Semi-finished goods/work in process	1,848	3,361
Finished goods	2,514	2,447
	7,703	9,056
Less: Allowance for obsolete inventory	(150)	(183)
	$7,553	$8,873

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Property and Equipment

The following table summarizes property and equipment at the end of each reporting period (in thousands):

	December 31,	September 30,
	2016	2016
Computer and office equipment	$8,403	$7,983
Software	9,838	8,999
Furniture and fixtures	3,008	2,963
Leasehold improvements	7,943	5,983
Construction in process	—	240
Vehicles	216	216
Land	9,167	9,167
Building and improvements	15,614	15,591
Machinery and equipment	18,570	17,599
	72,759	68,741
Less: Accumulated depreciation and amortization	(19,874)	(16,930)
	$52,885	$51,811

Property and equipment depreciation and amortization expense, including amounts related to capitalized leased assets, was $2,953,000 and $2,158,000 for the three months ended December 31, 2016 and 2015, respectively.

Goodwill

The following table summarizes goodwill by reportable segment at the end of each reporting period (in thousands):

	December 31,	September 30,
	2016	2016
Faneuil	$19,729	$19,729
Carpets	2,555	2,555
Phoenix	31,133	31,133
	$53,417	$53,417

Intangible Assets

The following table summarizes identified intangible assets at the end of each reporting period (in thousands):

	December 31, 2016			September 30, 2016
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer relationships	$30,610	$(5,442)	$25,168	$30,610	$(4,816)	$25,794
Trade names	10,760	(820)	9,940	10,760	(713)	10,047
Internal software	580	(309)	271	580	(285)	295
Supply agreements/contract backlog	240	(28)	212	240	(13)	227
Non-compete agreements	3,340	(1,743)	1,597	3,340	(1,507)	1,833
	$45,530	$(8,342)	$37,188	$45,530	$(7,334)	$38,196

Intangible asset amortization expense was $1,008,000 and $972,000 for the three months ended December 31, 2016 and 2015, respectively.

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents expected future amortization expense for the remainder of 2017 and yearly thereafter (in thousands):

Estimated Future Amortization
2017	$2,984
2018	3,720
2019	3,339
2020	3,040
2021	2,939
Thereafter	21,166
$37,188

Term Loan

The following table summarizes ALJ’s current and noncurrent term loan payables at the end of each reporting period (in thousands):

	December 31,	September 30,
	2016	2016
Current portion of term loan:
Current portion of term loan payments	$8,625	$10,893
Less: deferred loan costs	(985)	(1,006)
Current portion of term loan payments, net of deferred loan costs	7,640	9,887
Term loan payable, less current portion:
Term loan payable, less current portion payments	88,862	91,076
Less: deferred loan costs	(2,179)	(2,410)
Term loan payable, less current portion, net of deferred loan costs	$86,683	$88,666

Accrued Expenses

The following table summarizes accrued expenses at the end of each reporting period (in thousands):

	December 31,	September 30,
	2016	2016
Accrued compensation and related taxes	$6,986	$6,103
Rebates payable	2,229	1,834
Interest payable	749	722
Medical and benefit-related expense payables	470	386
Sales tax payable	282	191
Deferred rent	169	155
Other	1,672	1,223
	$12,557	$10,614

Workers’ Compensation Reserve

Faneuil.  Faneuil is self-insured for workers’ compensation claims up to $350,000 per incident, and maintains insurance coverage for costs above the specified limit. Faneuil is self-insured for health insurance claims up to $150,000 per incident, and maintains insurance coverage for costs above the specified limit. Reserves have been provided for workers’ compensation and health claims based upon insurance coverages, third-party actuarial analysis, and management’s judgment.

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

5. Earnings Per Share

ALJ computed basic and diluted earnings per common share for each period as follows (in thousands, except per share amounts):

	Three Months Ended December 31,
	2016	2015
Net income	$551	$324
Weighted average shares of common stock outstanding - basic	34,575	35,003
Potentially dilutive effect of options to purchase common stock	1,137	1,170
Weighted average shares of common stock outstanding – diluted	35,712	36,173
Basic earnings per share of common stock	$0.02	$0.01
Diluted earnings per share of common stock	$0.02	$0.01

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

6. Debt

Term Loan and Line of Credit

In August 2015, ALJ entered into a financing agreement (“Financing Agreement”) with Cerberus Business Finance, LLC (“Cerberus”), to borrow $105.0 million in a term loan (“Cerberus Term Loan”) and have available up to $30.0 million in a revolver (“Cerberus/PNC Revolver”), collectively (“Cerberus Debt”).  The proceeds were used to fund the acquisition of Phoenix, to refinance the outstanding debt of ALJ, Faneuil and Carpets, and to provide working capital facilities to all three of ALJ’s subsidiaries and ALJ.   In July 2016, ALJ entered into the First Amendment to the Financing Agreement, which increased borrowings under the Cerberus Term Loan by $10.0 million and modified certain covenants.

During the three months ended December 31, 2016, interest accrued at an annual rate of 9.5% on the $10.0 million incremental borrowings, and 7.5% on the remaining Cerberus Term Loan borrowings.  When certain loan covenants are met, the annual interest rate on the incremental borrowings will decrease from 9.5% to 7.5%.   Interest payments are due in arrears on the first day of each month.  Quarterly principal payments of approximately $2.2 million are due on the last day of each fiscal quarter and annual principal payments equal to 75% of ALJ’s excess cash flow, as defined in the Financing Agreement, are due upon delivery of the audited financial statements.  A final balloon payment is due at maturity, August 14, 2020.  There is a prepayment penalty equal to 2% if the Cerberus Term Loan is repaid prior to August 2017, and 1% if it is paid between August 2017 and August 2018.  ALJ may make payments against the loan with no penalty up to $7.0 million.  As of December 31, 2016, ALJ’s balance on the outstanding term loan to Cerberus was approximately $97.5 million.

ALJ has the option to prepay (and re-borrow) the outstanding balance of the Cerberus/PNC Revolver, without penalty.  Each subsidiary has the ability to borrow under the revolver (up to $30.0 million in the aggregate for all subsidiaries combined) but limited to 85% of eligible receivables. The Cerberus/PNC Revolver carries an unused fee of 0.5%. Additionally, the Cerberus/PNC Revolver provides for a sublimit for letters of credit up to $15.0 million. Faneuil had a $2.7 million letter of credit under the Financing Agreement as of December 31, 2016.  The Cerberus/PNC Revolver has a final maturity date of August 14, 2020.  As of December 31, 2016, ALJ had a zero balance on its outstanding line of credit.

The Cerberus Debt is secured by substantially all the Company’s assets and imposes certain limitations on the Company, including its ability to incur debt, grant liens, initiate certain investments, declare dividends and dispose of assets.  The Cerberus Debt also requires ALJ to comply with certain debt covenants.  As of December 31, 2016, ALJ was in compliance with all debt covenants and had unused borrowing capacity of $20.2 million.

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Estimated future minimum payments are as follows (in thousands):

Year Ending December 31,	Future Minimum Payments
2017	$8,625
2018	8,625
2019	8,625
2020	71,612
$97,487

Capital Lease Obligations

Faneuil and Phoenix lease equipment under non-cancelable capital leases. As of December 31, 2016, future minimum payments under non-cancelable capital leases with initial or remaining terms of one year or more are as follows (in thousands):

Year Ending December 31,	Estimated Future Payments
2017	$2,233
2018	1,290
2019	593
2020	112
2021	112
Thereafter	186
Total minimum required payments	4,526
Less: current portion of capital lease obligations	(2,132)
Less: imputed interest	(211)
Capital lease obligations, less current portion	$2,183

7. Commitments and Contingencies

Operating Leases

The Company leases real estate, equipment, and vehicles under noncancellable operating leases. As of December 31, 2016, future minimum rental commitments under noncancellable leases were as follows (in thousands):

Year Ending December 31,	Future Minimum Lease Payments
2017	$5,586
2018	3,586
2019	2,690
2020	1,434
2021	631
Thereafter	52
$13,979

Employment Agreements

ALJ maintains employment agreements with certain key executive officers that provide for a base salary and annual bonus to be determined by the Board of Directors.  The agreements also provide for termination payments, which includes base salary and

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

performance bonus, stock options, non-competition provisions, and other terms and conditions of employment.  As of December 31, 2016, termination payments related to base salary totaled $888,000.

Surety Bonds

As part of Faneuil’s normal course of operations, certain customers require surety bonds guaranteeing the performance of a contract.  As of December 31, 2016, the face value of such surety bonds, which represents the maximum cash payments that Faneuil would have to make under certain circumstances of non-performance, was $25,330,000.  To date, Faneuil has not made any non-performance payments.

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

Subsequent to filing suit against 3M, Faneuil entered into an agreement with ERC whereby ERC would become responsible for paying Faneuil directly for all services rendered from April 1, 2016 through December 31, 2016.  That agreement resulted in a payment from ERC to Faneuil on December 8, 2016, which resolved a portion of the $5.1 million claim against 3M.

On October 14, 2016, 3M filed its answer and counterclaim against Faneuil.  In its counterclaim, 3M seeks recovery in excess of $10.0 million based on three claims:  breach of contract/indemnification, breach of the implied covenant of good faith and fair dealing and unjust enrichment.  3M’s counterclaim alleges it incurred approximately $3.2 million in damages payable to ERC as a result of Faneuil’s conduct and seeks indemnification of an additional $10.0 million in damages incurred as a result of continued performance under its contract with ERC.

In response, Faneuil filed a demurrer to several claims contained within 3M’s counterclaim.  Prior to a hearing on Faneuil’s demurrer, the parties negotiated a stipulated order, pursuant to which 3M withdrew its request for an award of attorney’s fees, limited the scope of its good faith and fair dealing claim and narrowed the scope of its damages claims by acknowledging that it is not seeking indemnification damages at this time. The joint order has been presented to the court but has not yet been approved or executed.

The litigation is in the pleading stage and early discovery is underway. Faneuil believes that the facts support its claims that the disputed services should be paid and that 3M’s counterclaims are without merit.  Faneuil intends to vigorously prosecute its claims against 3M and to defend against 3M’s counterclaims.  Although litigation is inherently unpredictable, Faneuil is confident in its ability to continue to collect for the disputed services and believes it will collect all or substantially all of its outstanding receivables.  ALJ intends to reassess the litigation periodically, and will update its disclosure accordingly.

McNeil, et al. v. Faneuil, Inc.

Tammy McNeil, a former Faneuil call center employee, filed a Fair Labor Standards Act collective action case against Faneuil in federal court in Newport News, Virginia in 2015.  The class asserts various timekeeping and overtime violations that Faneuil denies.  The trial court conditionally granted a nationwide class for a three-year period from 2012-2015 and going forward.  The parties are engaging in substantive discovery at this time and Faneuil is working with outside counsel and expert witnesses to assess the potential scope of damages.  Depositions of key witnesses are scheduled to begin on February 13, 2017.  Faneuil is actively defending the matter; however, the company is unable to assess the potential risk of exposure at this time in full until further discovery is completed.

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

In connection with its pending litigation matters (including the matters described above), management has estimated the range of possible loss, including fees and expenses, to be between $0.9 million and $1.1 million; however, as management has determined that no one estimate within the range is better than another, it has accrued $0.9 million as of December 31, 2016.

Other Litigation

We and our subsidiaries have been named in, and from time to time may become named in, various other lawsuits or threatened actions that are incidental to our ordinary business. Litigation is inherently unpredictable. Any claims against us, whether meritorious or not, could be time-consuming, cause us to incur costs and expenses, require significant amounts of management time and result in the diversion of significant operational resources. The results of these lawsuits and actions cannot be predicted with certainty. We concluded as of December 31, 2016 that the ultimate resolution of these matters will not have a material adverse effect on our business, consolidated financial position, results of operations or cash flows.

8. Equity

Common Stock

ALJ did not have any common stock activity during the three months ended December 31, 2016.

ALJ repurchased 16,520 shares of ALJ common stock at an average price of $3.90 per share during the three months ended December 31, 2015.

Equity Incentive Plans

ALJ’s equity incentive plans are broad-based, long-term programs intended to attract and retain talented employees and align stockholder and employee interests.

Stock-Based Compensation.

The following table sets forth the total stock-based compensation expense included in ALJ’s Statements of Income (in thousands):

	Three Months Ended December 31,
	2016	2015
Stock options	$98	$98
Restricted stock	85	—
Total stock-based compensation expense	$183	$98

At December 31, 2016, ALJ had approximately $592,000 of total unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of approximately 1.7 years.

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Stock Option Awards.  ALJ had no stock option awards during the three months ended December 31, 2016.

The “intrinsic value” of options is the excess of the value of ALJ stock over the exercise price of such options.  The total intrinsic value of options outstanding (of which all are vested or expected to vest) was approximately $5.1 million at December 31, 2016.

Restricted Stock Awards.  In December 2015, ALJ’s Board of Directors approved a director compensation package that included an annual restricted stock award (“RSA”) with a value of $40,000 for each outside director.  Additionally the Board of Directors approved an annual RSA for ALJ’s Executive Chairman with a value of $100,000.  During the three months ended December 31, 2016, ALJ expensed $85,000, associated with the RSAs.

9. Related-Party Transactions

Harland Clarke Holdings Corp. (“Harland Clarke”), a stockholder who owns in excess of five percent of ALJ outstanding common stock, is a counterparty to Faneuil in two contracts.  Under one contract, Faneuil provides call center services to support Harland Clarke’s banking-related products.  This contract renews annually every April. Under the other contract, Faneuil provides managed print services.  The term of this contract concludes on September 30, 2018. Faneuil recognized revenue from Harland Clarke totaling $327,000 and $437,000 for the three months ended December 31, 2016 and 2015, respectively. The associated cost of revenue was $308,000 and $429,000 for the three months ended December 31, 2016 and 2015, respectively. All revenue from Harland Clarke contained similar terms and conditions as for other transactions of this nature entered into by Faneuil.  Total accounts receivable from Harland Clarke was $217,000 and $176,000 at December 31, 2016 and September 30, 2016, respectively.

10. Reportable Segments and Geographic Information

Reportable Segments

As discussed in Note 1, ALJ has organized its business along three reportable segments (Faneuil, Carpets, and Phoenix), together with a corporate group for certain support services.  ALJ’s operations are aligned on the basis of products, services and industry.  The Chief Operating Decision Maker (“CODM”) is ALJ’s Executive Chairman. The CODM allocates resources to and assesses the performance of each operating segment using information about its net revenue and operating income. The CODM does not evaluate operating segments using discrete asset information.  The accounting policies for segment reporting are the same as for ALJ as a whole.

Net revenue and operating income by reportable segment for the three months ended December 31, 2016 and 2015 were as follows (in thousands):

	Three Months Ended December 31,
	2016	2015
Net revenue:
Faneuil	$38,051	$33,803
Carpets	15,544	11,716
Phoenix	24,022	19,278
Consolidated net revenues	$77,617	$64,797
Operating income (loss):
Faneuil	$1,898	$1,305
Carpets	(221)	(237)
Phoenix	2,386	2,664
ALJ	(1,018)	(1,163)
Consolidated operating income	$3,045	$2,569

Geographic Information

Substantially all of the Company’s assets were located in the United States.  Substantially all of the Company’s revenue was earned in the United States.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition and cash flows. MD&A is organized as follows:

•	Overview. Discussion of our business and overall analysis of financial and other highlights affecting us to provide context for the remainder of MD&A.
•	Results of Operations. An analysis of our financial results comparing the three months ended December 31, 2016 to the three months ended December 31, 2015.
•	Liquidity and Capital Resources. An analysis of changes in our cash flows and discussion of our financial condition and liquidity.
•	Contractual Obligations. Discussion of our contractual obligations as of December 31, 2016.
•	Off-Balance Sheet Arrangements. Discussion of our off-balance sheet arrangements as of December 31, 2016.
•

Critical Accounting Policies and Estimates.  This section provides a discussion of the significant estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities.

The following discussion should be read in conjunction with our consolidated financial statements and accompanying notes included in “Part I, Item 1 – Financial Statements.”  The following discussion contains a number of forward-looking statements that involve risks and uncertainties. Words such as "anticipates," "expects," "intends," "goals," "plans," "believes," "seeks," "estimates," "continues," "may," "will," "should," and variations of such words and similar expressions are intended to identify such forward-looking statements. Such statements are based on our current expectations and could be affected by the risk and uncertainties described in “Item 1A - “Risk Factors.”  Our actual results may differ materially.

Overview

ALJ Regional Holdings, Inc. (“ALJ” or “we”) is a holding company that operates Faneuil, Inc., or Faneuil, Floors-N-More, LLC, dba Carpets N’ More, or Carpets, and Phoenix Color Corp., or Phoenix. With several members of senior management and our Board of Directors coming from long careers in the professional service industry, ALJ is focused on acquiring and operating exceptional customer service-based businesses.

We continue to see our business evolve as we execute our strategy of buying attractively valued companies, such as our July 18, 2016 acquisition of Color Optics, a leading printing and packaging solutions enterprise servicing the beauty, fragrance, cosmetic and consumer-packaged goods markets.  In analyzing the financial impact of any potential acquisition, we focus on earnings, operating margin, cash flow and return on invested capital targets. We hire successful and experienced management teams to run each of our operating companies and incentivize them to drive higher profits. We are focused on increasing our revenue at each of our operating subsidiaries by investing in sales and marketing and expanding into new products and markets, evaluating and executing on tuck-in acquisitions, while continually examining our cost structures to drive higher profits.

On May 11, 2016, our stock began trading on the NASDAQ market under the ticker symbol “ALJJ.” We believe our investment, which included approximately $1.0 million in expenses, of which $0.7 million is non-recurring, to uplist our stock will provide greater liquidity for our investors and allow us to better leverage our stock for future acquisitions.

Results of Operations

The following table sets forth certain consolidated condensed statements of income data as a percentage of net revenue for each period as follows (in thousands, except per share amounts):

	Three Months Ended December 31, 2016		Three Months Ended December 31, 2015
		% of		% of
	Dollars	Net Revenue	Dollars	Net Revenue
Net revenue (1)
Faneuil	$38,051	49.0%	$33,803	52.2%
Carpets	15,544	20.0	11,716	18.0
Phoenix	24,022	31.0	19,278	29.8
Consolidated	77,617	100.0	64,797	100.0
Cost of revenue (2)
Faneuil	29,002	76.2	26,571	78.6
Carpets	13,247	85.2	9,828	83.9
Phoenix (3)	17,932	74.6	13,364	69.3
Consolidated	60,181	77.5	49,763	76.8
Selling, general and administrative expense (2)
Faneuil	5,288	13.9	4,471	13.2
Carpets	2,343	15.1	1,982	16.9
Phoenix	3,055	12.7	2,639	13.7
ALJ	1,018	—	1,163	—
Consolidated	11,704	15.1	10,255	15.8
Depreciation and amortization (2)
Faneuil	1,863	4.9	1,456	4.3
Carpets	175	1.1	143	1.2
Phoenix (4)	641	2.7	611	3.2
Consolidated	2,679	3.5	2,210	3.4
Loss on disposal of assets, net (2)
Phoenix	(8)	(0.0)	—	—
Consolidated	(8)	(0.0)	—	—
Segment operating income (loss) (2)
Faneuil	1,898	5.0	1,305	3.9
Carpets	(221)	(1.4)	(237)	(2.0)
Phoenix	2,386	9.9	2,664	13.8
ALJ	(1,018)	—	(1,163)	—
Consolidated	3,045	3.9	2,569	4.0
Interest expense (5)	(2,434)	(3.1)	(2,182)	(3.4)
Provision for income taxes (5)	(60)	(0.1)	(63)	(0.1)
Net income (5)	$551	0.7	$324	0.5

(1)	Percentage is calculated as segment revenue divided by consolidated revenue.
(2)	Percentage is calculated as a percentage of the respective segment revenue.
(3)	Includes depreciation expense of $1,282,000 and $920,000 for the three months ended December 31, 2016 and 2015, respectively.
(4)

Primarily amortization of intangible assets.  Total depreciation and amortization for Phoenix including depreciation expense captured in cost of revenue was $1,923,000 and $1,531,000 for the three months ended December 31, 2016 and 2015, respectively.

(5)	Percentage is calculated as a percentage of consolidated revenue.

Net Revenue

	Three Months Ended December 31,
(in thousands)	2016	2015	$ Change	% Change
Faneuil	$38,051	$33,803	$4,248	12.6%
Carpets	15,544	11,716	3,828	32.7
Phoenix	24,022	19,278	4,744	24.6
Consolidated	$77,617	$64,797	$12,820	19.8%

Faneuil Net Revenue

Faneuil net revenue for the three months ended December 31, 2016, was $38.1 million, an increase of $4.2 million, or 12.6%, compared to net revenue of $33.8 million for the three months ended December 31, 2015. The increase in net revenue was attributable to a $7.3 million increase in new customer revenue and a $2.1 million increase in operational revenue from existing customers primarily in the healthcare industry, offset by a reduction in revenue of $5.2 million from customer contracts that concluded prior to the start of the three months ended December 31, 2016.

The following table reflects the amount of Faneuil’s backlog, which represents multi-year contract deliverables, by the fiscal year Faneuil expects to recognize such revenue (in millions):

	As of December 31,
	2016	2015
Within one year	$81.7	$85.6
Between one year and two years	54.2	46.6
Between two years and three years	44.7	45.7
Between three years and four years	41.5	43.1
Thereafter	1.5	42.4
	$223.6	$263.4

The majority of the decrease as of December 31, 2016 compared to December 31, 2015 was a result of revenue recognized during the last twelve months from contracts included in Faneuil’s backlog at December 31, 2015.

Carpets Net Revenue

Carpets net revenue for the three months ended December 31, 2016 was $15.5 million, an increase of $3.8 million, or 32.7%, compared to net revenue of $11.7 million for the three months ended December 31, 2015.  The increase was primarily attributable to two builders adding cabinets and more homes to their existing contracts.

The following table reflects the amount of Carpets’ backlog, which represents multi-year contracts with contractors to build-out communities with typical terms of two to three years, by the fiscal year Carpets expects to recognize such revenue (in millions):

	As of December 31,
	2016	2015
Within one year	$37.2	$15.2
Between one year and two years	30.1	10.5
Between two years and three years	12.1	6.2
Between three years and four years	2.8	0.4
	$82.2	$32.3

The majority of the increase as of December 31, 2016 compared to December 31, 2015 was a result of new contracts executed during the past twelve months.

Phoenix Net Revenue

Phoenix net revenue for the three months ended December 31, 2016 was $24.0 million, an increase of $4.7 million or 24.6%, compared to net revenue of $19.3 million for the three months ended December 31, 2015.  Of the $4.7 million increase, $3.7 million was attributable to increased packaging revenue as a result of the acquisition of Color Optics.  The remaining increase was attributable to increased book sales offset by decreased component sales during the normal course of business.

Phoenix has recently executed several contract renewals and extensions with its largest customers.  These extensions provide for combined expected net revenue during the additional terms, which range from two to four years, of over $100 million. In connection with these extensions, Phoenix agreed to lower pricing in exchange for higher sales volume guarantees over the life of the contracts.

The following table reflects the amount of Phoenix’s backlog, which represents executed contracts that contain minimum volume commitments over multiple years for future product deliveries, by the fiscal year Phoenix expects to recognize such revenue (in millions):

	As of December 31,
	2016	2015
Within one year	$59.3	$18.5
Between one year and two years	49.0	6.5
Between two years and three years	28.1	6.0
Between three years and four years	18.8	0.5
	$155.2	$31.5

The majority of the increase as of December 31, 2016 compared to December 31, 2015 was a result of new contracts with volume commitments executed during the last twelve months.

See “Part II, Item 1A. Risk Factors - Risks Related to our Business Generally and our Common Stock - We may not receive the full amounts estimated under the contracts in our backlog, which could reduce our revenue in future periods below the levels anticipated. This makes backlog an uncertain indicator of future operating results.”

Cost of Revenue

	Three Months Ended December 31,
(in thousands)	2016	2015	$ Change	% Change
Faneuil	$29,002	$26,571	$2,431	9.1%
As a percentage of net revenue	76.2%	78.6%
Carpets	13,247	9,828	3,419	34.8
As a percentage of net revenue	85.2%	83.9%
Phoenix	17,932	13,364	4,568	34.2
As a percentage of net revenue	74.6%	69.3%
Consolidated	$60,181	$49,763	$10,418	20.9%

Faneuil Cost of Revenue

Faneuil cost of revenue for the three months ended December 31, 2016 was $29.0 million, an increase of $2.4 million, or 9.1%, compared to cost of revenue of $26.6 million for the three months ended December 31, 2015.  The absolute dollar increase in cost of revenue was a direct result of the increased revenue.  During the three months ended December 31, 2016, as compared to the three months ended December 31, 2015, cost of revenue as a percentage of revenue decreased to 76.2% from 78.6% as a result of favorable contract rates during the three months ending December 31, 2016.

Carpets Cost of Revenue

Carpets cost of revenue for the three months ended December 31, 2016 was $13.2 million, an increase of $3.4 million, or 34.8%, compared to cost of revenue of $9.8 million for the three months ended December 31, 2015.  The absolute dollar increase in cost of revenue was a direct result of increased revenue.  Cost of revenue as a percentage of revenue increased to 85.2% during the three months ended December 31, 2016 from 83.9% during the three months ended December 31, 2015.  The increase was a result of start-up inefficiencies related to the newly expanded granite product offerings, partially offset by Carpets’ ability to take advantage of early payment discounts and increased rebates on increased product purchases, mainly cabinets.  As our cabinet and granite businesses continue to mature, we expect cost of revenue as a percentage of revenue to decline.

Phoenix Cost of Revenue

Phoenix cost of revenue for the three months ended December 31, 2016 was $17.9 million, an increase of $4.6 million, or 34.2% compared to cost of revenue of $13.4 million for the three months ended December 31, 2015.  The absolute dollar increase in cost of revenue was mainly attributable to the aforementioned increased packaging revenue as a result of the Color Optics acquisition.

During the three months ended December 31, 2016, as compared to the three months ended December 31, 2015, cost of revenue as a percentage of revenue increased to 74.6% from 69.3% as a result of changes in product mix sold and higher fixed costs, primarily depreciation expense, associated with the Color Optics business relative to Phoenix.  Phoenix anticipates reducing these fixed costs over the next 12 to 18 months as Color Optics is fully integrated into Phoenix operations.  Phoenix experiences normal fluctuations to cost of revenue as a percentage of net revenue as a result of changes to the mix of products sold.

Selling, General and Administrative Expense

	Three Months Ended December 31,
(in thousands)	2016	2015	$ Change	% Change
Faneuil	$5,288	$4,471	$817	18.3%
Carpets	2,343	1,982	361	18.2
Phoenix	3,055	2,639	416	15.8
ALJ	1,018	1,163	(145)	(12.5)
Consolidated	$11,704	$10,255	$1,449	14.1%

Faneuil Selling, General and Administrative Expense

Faneuil selling, general and administrative expense for the three months ended December 31, 2016 was $5.3 million, an increase of $0.8 million, or 18.3%, compared to selling, general and administrative expense of $4.5 million for the three months ended December 31, 2015.  The increase was primarily attributable to $1.3 million increase to support new customers, offset by $0.4 million reduction to marketing and related expenses, and a $0.1 million decrease related to terminated customer contracts.  Certain expenses, which don’t fluctuate directly with revenue, including communications, software maintenance, and general business insurance, increased during the three months ended December 31, 2016 compared to the three months ended December 31, 2015.  As a result, selling, general and administrative expense as a percentage of revenue increased to 13.9% for the three months ended December 31, 2016 from 13.2% for the three months ended December 31, 2015.

Carpets Selling, General and Administrative Expense

Carpets selling, general and administrative expense was $2.3 million for the three months ended December 31, 2016, an increase of $0.4 million, or 18.2%, compared to selling, general and administrative expense of $2.0 million for the three months ended December 31, 2015.  The increase was primarily attributable to increased headcount to support growth in the cabinet and granite divisions, and to a lesser extent increased legal fees to defend against legal claims.  Carpets has invested heavily in its cabinet and granite infrastructure to ensure a high level of quality in a rapid growth phase.  Selling, general and administrative expense as a percentage of revenue decreased to 15.1% for the three months ended December 31, 2016 from 16.9% for the three months ended December 31, 2015 as a result of fixed expenses, mainly facilities and headcount, which don’t fluctuate with revenue.

Phoenix Selling, General and Administrative Expense

Phoenix selling, general and administrative expense for the three months ended December 31, 2016 was $3.1 million, an increase of $0.4 million, or 15.8%, compared to selling, general and administrative expense of $2.6 million for the three months ended December 31, 2015.  The increase was mainly to support the expansion of revenue from packaging services as a result of the Color Optics acquisition.  Selling, general and administrative expense as a percentage of revenue decreased to 12.7% for the three months ended December 31, 2016 from 13.7% for the three months ended December 31, 2015 as a result of fixed expenses, mainly headcount, which don’t fluctuate with revenue.

ALJ Selling, General and Administrative Expense

ALJ selling, general and administrative expense for the three months ended December 31, 2016 was $1.0 million, a decrease of $0.2 million, or 12.5%, compared to selling, general and administrative expense of $1.2 million for the three months ended December 31, 2015. The decrease was primarily attributable to a decrease in legal and accounting fees as a result of completing the uplisting process from the Pink Sheets to NASDAQ during May 2016, partially offset by an increase in the ongoing cost of maintaining our public reporting status and a $0.1 million increase in non-cash stock-based compensation costs for key employees and board of directors.  We expect higher selling, general and administrative expense in the future as we comply with SEC reporting requirements and regulations.

Depreciation and Amortization

	Three Months Ended December 31,
(in thousands)	2016	2015	$ Change	% Change
Faneuil	$1,863	$1,456	$407	28.0%
Carpets	175	143	32	22.4
Phoenix	641	611	30	4.9
Consolidated	$2,679	$2,210	$469	21.2%

Faneuil Depreciation and Amortization

Faneuil depreciation and amortization expense for the three months ended December 31, 2016 was $1.9 million, an increase of $0.4 million, or 28.0% compared to depreciation and amortization expense of $1.5 million for the three months ended December 31, 2015.  The increase was attributable to capital equipment purchased to support new and expanded contracts.  Because each Faneuil contract requires unique capital investment and infrastructure such as lease buildouts, Faneuil depreciation and amortization expense is impacted by the timing of new contracts and the completion of existing contracts.

Carpets Depreciation and Amortization

Carpets depreciation and amortization expense for the three months ended December 31, 2016 was $0.2 million, an increase of less than $0.1 million, or 22.4% compared to depreciation and amortization expense of $0.1 million for the three months ended December 31, 2015.  The slight increase was attributable to the installation of automation machinery to support its new granite and stone facility.

Phoenix Depreciation and Amortization

Phoenix depreciation and amortization expense consists primarily of amortization of acquisition-related intangible assets.  Depreciation and amortization expense remained relatively unchanged at $0.6 million for both the three months ended December 31, 2016 and December 31, 2015.

Interest Expense

Interest expense for the three months ended December 31, 2016 was $2.4 million, an increase of $0.3 million, or 11.5%, compared to interest expense of $2.2 million for the three months ended December 31, 2015.  The increase was primarily attributable to the $10.0 million increased borrowing on our term loan, which was used to acquire Color Optics, and the related amortization of deferred financing costs, partially offset by reduced interest resulting from quarterly principal payments.

Income Taxes

Our income tax provision was $0.1 million for both the three months ended December 31, 2016 and 2015, respectively.  Our income tax provision is impacted by the reduction to our valuation allowance recorded against our net operating loss (“NOL”) deferred tax asset.  To the extent that we continue to recognize taxable income, we expect to utilize our net operating losses and continue to recognize a decrease in our valuation allowance.

Seasonality

Faneuil Seasonality

Faneuil experiences seasonality within its various lines of business. For example, during the end of the calendar year through the end of the first calendar quarter, Faneuil generally experiences higher revenue from its healthcare customers as the contact centers increase operations during the enrollment periods of the healthcare exchanges. Faneuil’s revenue from its healthcare customers generally decreases during the remaining portion of the year after the enrollment period. Seasonality is less prevalent in the transportation industry, though there is typically an increase in volume during the summer months.

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

Liquidity and Capital Resources

Historically, our principal sources of liquidity have been cash provided by operations and borrowings under various debt arrangements.  At December 31, 2016, our principal sources of liquidity included cash and cash equivalents of $4.4 million and an available borrowing capacity of $20.2 million on our line of credit.  Our principal uses of cash have been for acquisitions and to pay down debt.  We anticipate these uses will continue to be our principal uses of liquidity in the future.

Global financial and credit markets have been volatile in recent years, and future adverse conditions of these markets could negatively affect our ability to secure funds or raise capital at a reasonable cost or at all.  For additional discussion of our various debt arrangements see Contractual Obligations below.

In summary, our cash flows for each period were as follows (in thousands):

	Three Months Ended December 31,
	2016	2015
Cash provided by operating activities	$8,309	$1,010
Cash used by investing activities	(3,945)	(581)
Cash used by financing activities	(5,208)	(1,717)
Change in cash and cash equivalents	$(844)	$(1,288)

We recognized net income of $0.6 million for the three months ended December 31, 2016 and generated cash from operating activities of $8.3 million, offset by cash used by investing activities of $3.9 million and financing activities of $5.2 million.

We recognized net income of $0.3 million for the three months ended December 31, 2015 and generated cash from operating activities of $1.0 million, offset by cash used in investing activities of $0.6 million and financing activities of $1.7 million.

Operating Activities

Cash provided by operations of $8.3 million during the three months ended December 31, 2016 was the result of our $0.6 million net income and $4.1 million addback of net non-cash expenses, and $3.6 million of net cash provided by changes in operating assets and liabilities.  The most significant components of net non-cash expenses were depreciation and amortization of $4.0 million, stock-based compensation of $0.2 million, and amortization of non-cash interest expense of $0.2 million, offset by deferred income tax benefit of $0.3 million.  The most significant components of changes in operating assets and liabilities included inventories of $1.3 million, collateral deposits of $1.3 million, accounts payable of $3.8 million, accrued expenses of $1.9 million, and other liabilities of $1.8 million which provided cash, and accounts receivable of $3.7 million, and other assets of $2.2 million, which used cash.  Our cash flow from operations was negatively impacted by one large past due account receivable due to Faneuil.  We have retained an attorney and filed suit to assist with bringing the account current while continuing to provide services under the contract.  Continued delays in customer payments could have a negative impact on the Company’s liquidity, financial debt covenants, financial position, and results of operations.

For the three months ended December 31, 2015, our operating activities provided $1.0 million of cash, primarily attributable to $0.3 million in net income and $3.3 million in addbacks of net non-cash expenses, partially offset by $2.6 million of net cash used by changes in operating assets and liabilities.  The most significant components of net non-cash expenses were depreciation and amortization of $3.1 million, stock-based compensation of $0.1 million, bad debt expense of $0.1 million, and amortization of non-cash interest expense of $0.2 million, offset by deferred income tax benefit of $0.2 million.  The most significant components of changes in operating assets and liabilities included collateral deposits of $1.8 million, which provided cash, and accounts receivable of $3.8 million and accrued expenses of $1.4 million, which used cash.

Investing Activities

For the three months ended December 31, 2016, our investing activities used $3.9 million of cash, of which $2.9 million was used to purchase equipment, software and leasehold improvements for Faneuil’s new and existing customers, and $1.0 million was used to purchase capital equipment in the normal course of operations.

For the three months ended December 31, 2015, our investing activities used $0.6 million of cash to purchase capital equipment during the normal course of operations.

Financing Activities

For the three months ended December 31, 2016, our financing activities used $5.2 million of cash, of which $4.5 million was used to pay down our  term loan, $0.4 million was used for payments on capital leases and $0.3 million was used for payments on financed insurance premiums.

For the three months ended December 31, 2015, our financing activities used $1.7 million of cash, of which $2.0 million was used to pay down our term loan, $0.2 million was used for payments on capital leases, $0.3 million was used for payments on financed insurance premiums, $0.1 million was used to repurchase our common stock, offset by net advances on our line of credit of $0.9 million.

Contractual Obligations

The following table summarizes our significant contractual obligations at December 31, 2016, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments due by Period
		Less Than	One – Three	Four – Five	More than Five
	Total	One Year	Years	Years	Years
Line of credit(1)	$—	$—	$—	$—	$—
Term loan payable(1)	97,487	8,625	25,875	62,987	—
Operating lease obligations	13,979	5,586	7,710	683	—
Capital lease obligations	4,315	2,132	1,899	284	—
Other long-term liabilities(2)	5,083	1,039	4,044	—	—
Total contractual cash obligations	$120,864	$17,382	$39,528	$63,954	$—

(1)

In August 2015, we entered into a financing agreement (“Financing Agreement”) with Cerberus Business Finance, LLC (“Cerberus”), to borrow $105.0 million in a term loan (“Cerberus Term Loan”) and have available up to $30.0 million in a revolver (“Cerberus/PNC Revolver”), collectively (“Cerberus Debt”).  The proceeds were used to fund the acquisition of Phoenix, to refinance the outstanding debt of ALJ, Faneuil and Carpets, and to provide working capital facilities to all three of our subsidiaries and ALJ.   In July 2016, we entered into the First Amendment to the Financing Agreement, which increased borrowings under the Cerberus Term Loan by $10.0 million and modified certain covenants.

During the three months ended December 31, 2016, interest accrued at an annual rate of 9.5% on the $10.0 million incremental borrowings, and 7.5% on the remaining Cerberus Term Loan borrowings.  When certain loan covenants are met, the annual interest rate on the incremental borrowings will decrease from 9.5% to 7.5%.   Interest payments are due in arrears on the first day of each month.  Quarterly principal payments of approximately $2.2 million are due on the last day of each fiscal quarter and annual principal payments equal to 75% of our excess cash flow, as defined in the Financing Agreement, are due upon delivery of the audited financial statements.  A final balloon payment is due at maturity, August 14, 2020.  There is a prepayment penalty equal to 2% if the Cerberus Term Loan is repaid prior to August 2017, and 1% if it is paid between August 2017 and August 2018.  We may make payments against the loan with no penalty up to $7.0 million.  As of December 31, 2016, the balance on the outstanding term loan to Cerberus was approximately $97.5 million.

We have the option to prepay (and re-borrow) the outstanding balance of the Cerberus/PNC Revolver, without penalty.  Each subsidiary has the ability to borrow under the revolver (up to $30.0 million in the aggregate for all subsidiaries combined) but limited to 85% of eligible receivables. The Cerberus/PNC Revolver carries an unused fee of 0.5%. Additionally, the Cerberus/PNC Revolver provides for a sublimit for letters of credit up to $15.0 million. Faneuil had a $2.7 million letter of credit under the Financing Agreement as of December 31, 2016.  The Cerberus/PNC Revolver has a final maturity date of August 14, 2020.  As of December 31, 2016, we had a zero balance on our outstanding line of credit.

The Cerberus Debt is secured by substantially all our assets and imposes certain limitations on us, including our ability to incur debt, grant liens, initiate certain investments, declare dividends and dispose of assets.  The Cerberus Debt also requires us to comply with certain debt covenants.  As of December 31, 2016, we were in compliance with all debt covenants and had unused borrowing capacity of $20.2 million.

(2)	Amounts represent future cash payments to satisfy our short- and long-term workers’ compensation reserve and other long-term liabilities recorded on our consolidated balance sheets

Off-Balance Sheet Arrangements

As of December 31, 2016, we had two types of off-balance sheet arrangements.

Surety Bonds.  As part of Faneuil’s normal course of operations, certain customers require surety bonds guaranteeing the performance of a contract.  As of December 31, 2016, the face value of such surety bonds, which represents the maximum cash payments that Faneuil would have to make under certain circumstances of non-performance, was approximately $25.3 million.

Letter of Credit.  Faneuil had a letter of credit for $2.7 million as of December 31, 2016.

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

For a complete summary of our significant accounting policies, please refer to Note 2, “Summary of Significant Accounting Policies,” included with our audited financial statements and notes thereto for the years ended September 30, 2016 and 2015, filed with the Securities and Exchange Commission on December 23, 2016.  There were no material changes to significant accounting policies during the three months ended December 31, 2016.

Item 3. Qualitative and Quantitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) of the Exchange Act, our management evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report at the reasonable assurance level in ensuring that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There has been no change in the company’s internal control over financial reporting that occurred during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting decisions regarding required disclosure.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

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

Subsequent to filing suit against 3M, Faneuil entered into an agreement with ERC whereby ERC would become responsible for paying Faneuil directly for all services rendered from April 1, 2016 through December 31, 2016.  That agreement resulted in a payment from ERC to Faneuil on December 8, 2016, which resolved a portion of the $5.1 million claim against 3M.

On October 14, 2016, 3M filed its answer and counterclaim against Faneuil.  In its counterclaim, 3M seeks recovery in excess of $10.0 million based on three claims:  breach of contract/indemnification, breach of the implied covenant of good faith and fair dealing and unjust enrichment.  3M’s counterclaim alleges it incurred approximately $3.2 million in damages payable to ERC as a result of Faneuil’s conduct and seeks indemnification of an additional $10.0 million in damages incurred as a result of continued performance under its contract with ERC.

In response, Faneuil filed a demurrer to several claims contained within 3M’s counterclaim.  Prior to a hearing on Faneuil’s demurrer, the parties negotiated a stipulated order, pursuant to which 3M withdrew its request for an award of attorney’s fees, limited the scope of its good faith and fair dealing claim and narrowed the scope of its damages claims by acknowledging that it is not seeking indemnification damages at this time. The joint order has been presented to the court but has not yet been approved or executed.

The litigation is in the pleading stage and early discovery is underway. Faneuil believes that the facts support its claims that the disputed services should be paid and that 3M’s counterclaims are without merit.  Faneuil intends to vigorously prosecute its claims against 3M and to defend against 3M’s counterclaims.  Although litigation is inherently unpredictable, Faneuil is confident in its ability to continue to collect for the disputed services and believes it will collect all or substantially all of its outstanding receivables.  ALJ intends to reassess the litigation periodically, and will update its disclosure accordingly.

McNeil, et al. v. Faneuil, Inc.

Tammy McNeil, a former Faneuil call center employee, filed a Fair Labor Standards Act collective action case against Faneuil in federal court in Newport News, Virginia in 2015.  The class asserts various timekeeping and overtime violations that Faneuil denies.  The trial court conditionally granted a nationwide class for a three-year period from 2012-2015 and going forward.  The parties are engaging in substantive discovery at this time and Faneuil is working with outside counsel and expert witnesses to assess the potential scope of damages.  Depositions of key witnesses are scheduled to begin on February 13, 2017.  Faneuil is actively defending the matter; however, the company is unable to assess the potential risk of exposure at this time in full until further discovery is completed.

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

In connection with its pending litigation matters (including the matters described above), management has estimated the range of possible loss, including fees and expenses, to be between $0.9 million and $1.1 million; however, as management has determined that no one estimate within the range is better than another, it has accrued $0.9 million as of December 31, 2016.

Other Litigation

We and our subsidiaries have been named in, and from time to time may become named in, various other lawsuits or threatened actions that are incidental to our ordinary business. Litigation is inherently unpredictable. Any claims against us, whether meritorious or not, could be time-consuming, cause us to incur costs and expenses, require significant amounts of management time and result in the diversion of significant operational resources. The results of these lawsuits and actions cannot be predicted with certainty. We concluded as of December 31, 2016 that the ultimate resolution of these matters will not have a material adverse effect on our business, consolidated financial position, results of operations or cash flows.

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

On March 23, 2010, President Obama signed the Affordable Care Act (the “Affordable Care Act”) into law, which has affected comprehensive health insurance reform, including the creation of health insurance exchanges, among other reforms. A portion of Faneuil’s healthcare business relates to providing services to health insurance exchanges in various states and Faneuil believes that there may be significant opportunities for growth in this area.  President Trump has disclosed that a key initiative for his Presidency is to repeal or substantially change the Affordable Care Act. It is unclear whether changes that President Trump has planned to the Affordable Care Act may affect Faneuil’s business.  Significant changes to, or repeal of, the Affordable Care Act could materially and adversely affect that aspect of our business.

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

Faneuil derives a substantial portion of its revenue from a relatively small number of customers. For additional information regarding Faneuil’s customer concentrations, see “Part I, Item 1. Financial Statements – Note 3.  Concentration Risks.” We expect that Faneuil’s largest customers will continue to account for a substantial portion of its total net revenue for the foreseeable future. Faneuil has long-standing relationships with many of its significant customers. However, because Faneuil’s customers generally contract for specific projects or programs with a finite duration, Faneuil may lose these customers if funding for their respective programs is discontinued, or if their projects end and the contracts are not renewed or replaced. The loss or reduction of, or failure to renew or replace, any significant contracts with any of these customers could materially reduce Faneuil’s revenue and cash flows. Additionally, many of Faneuil’s customers are government entities, which can unilaterally terminate or modify the existing contracts with Faneuil without cause and penalty to such government entities in many situations. If Faneuil does not replace them with other customers or other programs, the loss of business from any one of such customers could have a material adverse effect on its business or results of operations.

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

In some cases, Faneuil partners as a subcontractor with third parties who are the primary contractors. In these cases, Faneuil is largely dependent on the judgments of the primary contractors in bidding for new projects and negotiating the primary contracts, including establishing the scope of services and service levels to be provided. Furthermore, even if projects are secured, if a primary contractor is unable to deliver its services according to the negotiated terms of the primary contract for any reason, including the deterioration of its financial condition, the customer may terminate or modify the primary contract, which may reduce Faneuil’s profit or cause losses

in the performance of the contract.   In certain instances, the subcontract agreement includes a “Pay When Paid” provision, which allows the primary contractor to hold back payments to a subcontractor until they are paid by the customer, which has negatively impacted Faneuil’s cashflow.

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

A small number of customers have historically accounted for a substantial portion of Carpets net revenue. We expect that key customers will continue to account for a substantial portion of Carpets net revenue for the foreseeable future. However, Carpets may lose these customers due to pricing, quality or other various issues. The loss or reduction of, or failure to renew or replace, any significant contracts with any of these customers could have a material adverse effect on its business or results of operations. For additional information regarding customer concentrations, see “Part I, Item 1. Financial Statements – Note 3.  Concentration Risks.”

Historically, Carpets has purchased inventory from a small number of vendors. If these vendors became unable to provide materials promptly, Carpets would be required to find alternative vendors. Management estimates they could locate and qualify new vendors in approximately two weeks. For additional information regarding vendor concentrations, see “Part I, Item 1. Financial Statements – Note 3.  Concentration Risks.”

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

Phoenix has significant customer and supplier concentration. For additional information regarding customer and supplier concentrations, see “Part I, Item 1. Financial Statements – Note 3.  Concentration Risks.”  Any significant cancellation, deferral or reduction in the quantity or type of products sold to these principal customers or a significant number of smaller customers, including as a result of our failure to perform, the impact of economic weakness and challenges to their businesses, a change in buying habits, further industry consolidation or the impact of the shift to alternative methods of content delivery, including digital distribution and printing, to customers, could have a material adverse effect on Phoenix’s business. Further, if Phoenix’s major customers, in turn, are not able to secure large orders, they will not be able to place orders with Phoenix. A substantial decrease or interruption in business from Phoenix’s significant customers could result in write-offs or the loss of future business and could have a material adverse effect on Phoenix’s business.

Additionally, Phoenix purchases certain limited grades of paper for the production of their book and component products. If our suppliers reduce their supplies or discontinue these grades of paper, we may be unable to fulfill our contract obligations, which could have a material adverse effect on Phoenix’s business. “Part I, Item 1. Financial Statements – Note 3.  Concentration Risks.”

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

We and our subsidiaries are currently involved in, and from time to time may become involved in, legal proceedings or be subject to claims arising in the ordinary course of our business. Our subsidiaries Carpets and Faneuil have each been named in lawsuits incidental to its ordinary business, and have filed actions against third parties in connection with such lawsuits.  We have carefully analyzed our cases with our counsel, and we believe that we are not subject to any material risk of liability.  Nevertheless, litigation is inherently unpredictable, time consuming and distracting to our management team, and the expenses of conducting litigation are not inconsequential.  Such distraction and expense may adversely affect the execution of our business plan and our ability to effectively compete in the marketplace.  For additional information, see “Part II. Item 1, Legal Proceedings.”

Changes in interest rates may increase our interest expense.

As of December 31, 2016, $97.5 million of our current borrowings under the Cerberus Term Loan and potential future borrowings are, and may continue to be, at variable rates of interest, tied to LIBOR or the Prime Rate of interest, thus exposing us to interest rate risk. As announced by the Federal Reserve Board, the federal funds rate is expected to increase in the near term, which may also have an impact on long-term rates. If interest rates do increase, our debt service obligations on our variable rate indebtedness could increase even if the amount borrowed remained the same, resulting in a decrease in our net income. For example, if interest rates increased in the future by 100 basis points, based on our current borrowings as of December 31, 2016, we would incur approximately an additional $1.0 million per annum in interest expense.

We may not receive the full amounts estimated under the contracts in our backlog, which could reduce our revenue in future periods below the levels anticipated. This makes backlog an uncertain indicator of future operating results.

As of December 31, 2016, each of our subsidiaries had a significant backlog.  Our backlog is typically subject to large variations from quarter to quarter and comparisons of backlog from period to period are not necessarily indicative of future revenue. The contracts comprising our backlog may not result in actual revenue in any particular period or at all, and the actual revenue from such contracts may differ from our backlog estimates. The timing of receipt of revenue, if any, on projects included in backlog could change because many factors affect the scheduling of projects. In certain instances, customers may have the right to cancel, reduce or defer amounts that we have in our backlog, which could negatively affect our future revenue.  The failure to realize all amounts in our backlog could adversely affect our revenue and gross margins. As a result, our subsidiaries’ backlog as of any particular date may not be an accurate indicator of our future revenue or earnings.

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

If we undergo an ownership change for purposes of Section 382 as a result of future transactions involving our common stock, including purchases or sales of stock between 5% stockholders, our ability to use our NOLs and to recognize certain built-in losses would be subject to the limitations of Section 382. Depending on the resulting limitation, a significant portion of our NOLs could expire before we would be able to use them.  At the end of our last fiscal year, September 30, 2016, we had net operating loss carryforwards for federal income tax purposes of approximately $159 million that start expiring in 2022. Approximately $140 million of the carryforward expires in 2022. Our inability to utilize our NOLs would have a negative impact on our financial position and results of operations.

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

We qualify as an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). We shall continue to be deemed an emerging growth company until the earliest of:

(a) the last day of the fiscal year in which we have total annual gross revenue of $1 billion or more;

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

Your share ownership may be diluted by the issuance of additional shares of our common or preferred stock or securities convertible into common or preferred stock in the future. As of December 31, 2016, a total of 2,284,000 shares of our common stock are issuable pursuant to vested and outstanding options issued by us at a weighted-average exercise price of $2.15. It is probable that options to purchase our common stock will be exercised during their respective terms if the fair market value of our common stock exceeds the exercise price of the particular option. If the stock options are exercised, your share ownership will be diluted.  Additionally, we have options to purchase up to 2,000,000 shares of ALJ common stock available for grant under our existing equity compensation plans as of December 31, 2016.

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

We have a stockholder rights plan designed to preserve the value of certain tax assets primarily associated with our NOLs and built-in losses under Section 382. At the end of our last fiscal year, September 30, 2016, we had approximately $159 million of NOLs. The use of such losses to offset federal income tax would be limited if we experience an “ownership change” under Section 382. This would occur if stockholders owning (or deemed under Section 382 to own) 5% or more of our stock by value increase their collective ownership of the aggregate amount of our stock by more than 50 percentage points over a defined period. The Rights Plan was adopted to reduce the likelihood of an “ownership change” occurring as defined by Section 382.

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

ALJ Regional Holdings, Inc.

Date: February 13, 2017
/s/ Jess Ravich
Jess Ravich
Executive Chairman
(Principal Executive Officer)

Date: February 13, 2017
/s/ T. Robert Christ
T. Robert Christ
Chief Financial Officer
(Principal Financial Officer)