Form 10-Q
period 2017-03-31
ALJ REGIONAL HOLDINGS INC
filed 2017-05-12
CIK 1438731

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller Reporting Company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes    ☐    No  ☒

The number of shares of common stock, $0.01 par value per share, outstanding as of May 12, 2017 was 34,574,641.

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

ALJ REGIONAL HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2017

PART I.  FINANCIAL INFORMATION

Item 1 - Financial Statements

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	March 31,	September 30,
	2017	2016
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,159	$5,279
Accounts receivable (net of allowances of $809 in 2017 and $830 in 2016)	46,460	44,288
Inventories, net	8,674	8,873
Prepaid expenses and other current assets	6,876	5,404
Assets held for sale	—	140
Total current assets	63,169	63,984
Property and equipment, net	54,331	51,811
Goodwill	53,417	53,417
Intangible assets, net	36,179	38,196
Collateral deposits, less current portion	879	2,179
Other assets	5,995	5,723
Total assets	$213,970	$215,310
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,195	$13,258
Accrued expenses	10,863	10,614
Income taxes payable	756	633
Deferred revenue and customer deposits	3,653	2,981
Current portion of term loan, net of deferred loan costs	7,663	9,887
Current portion of capital lease obligations	2,210	2,046
Current portion of workers’ compensation reserve	1,039	1,053
Other current liabilities	1,239	1,679
Total current liabilities	40,618	42,151
Line of credit	179	—
Term loan payable, less current portion, net of deferred loan costs	84,758	88,666
Deferred revenue, less current portion	3,462	3,783
Workers’ compensation reserve, less current portion	1,808	1,822
Capital lease obligations, less current portion	3,993	2,705
Deferred tax liability	1,619	1,430
Other non-current liabilities	2,456	806
Total liabilities	138,893	141,363
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.01 par value; total authorized – 5,000,000 shares; 1,000,000 shares authorized for Series A; 550,000 shares authorized for Series B; none issued and outstanding as of March 31, 2017 and September 30, 2016	—	—
Common stock, $0.01 par value; authorized – 100,000,000 shares; 34,574,641 shares issued and outstanding at March 31, 2017 and September 30, 2016	346	346
Additional paid-in capital	270,557	270,370
Accumulated deficit	(195,826)	(196,769)
Total stockholders’ equity	75,077	73,947
Total liabilities and stockholders’ equity	$213,970	$215,310

See accompanying notes

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share amounts)

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
Net revenue	$79,296	$66,279	$156,913	$131,076
Costs and expenses:
Cost of revenue	61,007	51,131	121,188	100,894
Selling, general, and administrative expense	14,914	12,371	29,297	24,836
Loss (gain) on disposal of assets, net	4	(119)	12	(119)
Total operating expenses	75,925	63,383	150,497	125,611
Operating income	3,371	2,896	6,416	5,465
Other expense:
Interest expense	(2,284)	(2,344)	(4,718)	(4,526)
Total other expense	(2,284)	(2,344)	(4,718)	(4,526)
Income before income taxes	1,087	552	1,698	939
Provision for income taxes	(695)	(109)	(755)	(172)
Net income	$392	$443	$943	$767
Basic earnings per share of common stock	$0.01	$0.01	$0.03	$0.02
Diluted earnings per share of common stock	$0.01	$0.01	$0.03	$0.02
Weighted average shares of common stock outstanding:
Basic	34,575	35,003	34,575	35,003
Diluted	35,644	36,147	35,671	36,182

See accompanying notes

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Six Months Ended March 31,
	2017	2016
Operating activities
Net income	$943	$767
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization - cost of revenue	2,623	1,842
Depreciation and amortization - selling, general, and administrative expense	5,391	4,485
Stock-based compensation expense	357	425
Provision for bad debts	39	155
Deferred income taxes	189	(453)
Loss (gain) on disposal of assets, net	12	(119)
Amortization of deferred loan costs	506	500
Changes in operating assets and liabilities:
Accounts receivable, net	(2,211)	(4,481)
Inventories, net	199	(393)
Collateral deposits	1,300	1,821
Prepaid expenses and other current assets	(606)	636
Other assets	(272)	(1,707)
Accounts payable	(63)	(232)
Accrued expenses	80	(778)
Income tax payable	123	433
Deferred revenue and customer deposits	351	1,294
Workers’ compensation reserve	(28)	(173)
Other current liabilities	(629)	(76)
Other liabilities	1,650	(232)
Cash provided by operating activities	9,954	3,714
Investing activities
Proceeds from sale of assets	148	910
Capital expenditures	(6,005)	(1,005)
Cash used by investing activities	(5,857)	(95)
Financing activities
Net proceeds on line of credit	179	2,516
Payments on term loan	(6,638)	(3,937)
Repurchase of common stock	—	(118)
Payments on financed insurance premiums	(678)	(540)
Payments on capital leases	(1,080)	(519)
Cash used by financing activities	(8,217)	(2,598)
Change in cash and cash equivalents	(4,120)	1,021
Cash and cash equivalents at beginning of period	5,279	5,103
Cash and cash equivalents at end of period	$1,159	$6,124
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Taxes	$444	$191
Interest	$4,225	$4,376
Non-cash investing and financing activities:
Capital equipment purchases financed with capital leases	$2,532	$865
Financed insurance premiums	$866	$1,131

See accompanying notes

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Basis of Presentation

Organization

ALJ Regional Holdings, Inc. (including subsidiaries, referred to collectively in this Report as “ALJ,” the “Company” or “we”) is a holding company.  ALJ’s primary assets as of March 31, 2017, were all of the outstanding capital stock of the following companies:

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

•

Floors-N-More, LLC, d/b/a, Carpets N’ More (“Carpets”).  Carpets is one of the largest floor covering retailers in Las Vegas, Nevada, and a provider of multiple products, including all types of flooring, countertops, cabinets, window coverings and garage/closet organizers, for the commercial, retail and home builder markets. Carpets operates five retail locations, as well as a stone and solid surface fabrication facility.  ALJ acquired Carpets effective April 1, 2014.

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

Basis of Presentation

The interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP, for interim financial information, with applicable rules and regulations of the Securities and Exchange Commission, or SEC, and with Article 10 of SEC Regulation S-X. They do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with ALJ’s audited financial statements and notes thereto for the years ended September 30, 2016 and 2015, filed with the SEC on December 23, 2016.

The Company has made estimates and judgments affecting the amounts reported in its condensed consolidated financial statements and the accompanying notes.  Significant estimates and assumptions by management are used for, but are not limited to, determining the fair value of assets and liabilities, including intangible assets acquired and allocation of acquisition purchase prices, estimated useful lives, recoverability of long-lived and intangible assets, the recoverability of goodwill, the realizability of deferred tax assets, stock-based compensation, the likelihood of material loss as a result of loss contingencies, customer lives, the allowance for doubtful accounts and inventory reserves, and calculation of insurance reserves.  Actual results may differ materially from estimates. The interim financial information is unaudited but reflects all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly ALJ’s results of operations and financial position for the interim period.  The results of operations for the three and six months ended March 31, 2017, are not necessarily indicative of the results expected for future quarters or the full year.  ALJ reclassified certain prior period amounts on the balance sheet to conform to current period presentation.  See Note 2 – Accounting Standard Adopted for further discussion.

For a complete summary of ALJ’s significant accounting policies, please refer to Note 2, “Summary of Significant Accounting Policies,” included with ALJ’s audited financial statements and notes thereto for the years ended September 30, 2016 and 2015, filed with the SEC on December 23, 2016.  There were no material changes to significant accounting policies during the six months ended March 31, 2017.

2. Recent Accounting Standards

Accounting Standards Adopted

In February 2015, the Financial Accounting Standards Board (“FASB”) issued ASU 2015-02, "Amendments to the Consolidation Analysis.”  ASU 2015-02 changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities.  ALJ adopted ASU 2015-02 on October 1, 2016.  The standard did not have a significant impact on our condensed consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03 “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs,” which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.  ALJ adopted ASU 2015-03 on October 1, 2016.  As a result of the adoption, ALJ made the following adjustments to the condensed consolidated balance sheet as of September 30, 2016: a $3.4 million decrease to total assets, a $1.0 million decrease to total current liabilities, and a $2.4 million decrease to non-current liabilities.

In September 2015, the FASB issued ASU 2015-16, “Business Combinations.”  ASU 2015-16 simplifies the accounting for measurement-period adjustments by eliminating the requirement to restate prior period financial statements for measurement period adjustments. The new guidance requires the cumulative impact of measurement period adjustments, including the impact on prior periods, to be recognized in the reporting period in which the adjustment is identified. ALJ adopted ASU 2015-16 on October 1, 2016.  The standard did not have a significant impact on our condensed consolidated financial statements.

Accounting Standards Not Yet Adopted

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” to supersede nearly all existing revenue recognition guidance under U.S. GAAP.  The core principle of ASU 2014-09 is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services.  ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing U.S. GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation.  Subsequently, the FASB has issued the following standards to provide additional clarification and implementation guidance for ASU 2014-09: (i) ASU 2016-08, “Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” (ii) ASU 2016-10, “Identifying Performance Obligations and Licensing,” and (iii) ASU 2016-12, “Narrow-Scope Improvements and Practical Expedients.”  Management is currently assessing the effect that ASU 2014-09, including all subsequently-issued standards, will have on the Company’s consolidated financial statements and related disclosures.  Included in management’s assessment is the determination of an effective adoption date and transition method for adoption.  We expect to complete our initial assessment process, including the selection of an effective adoption date and transition method for adoption, by September 30, 2017.

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory (Topic 330): Simplifying the Measurement of Inventory.”  The amendments in ASU 2015-11 require an entity to measure inventory at the lower of cost or market. Market could be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin. The amendments do not apply to inventory that is measured using last-in, first out (LIFO) or the retail inventory method.  The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost.  The amendments should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period.  Management is currently assessing the effect that ASU 2015-11 will have on the Company’s consolidated financial statements and related disclosures.  Included in management’s assessment is the determination of an effective adoption date and transition method for adoption.  We expect to complete our initial assessment process, including the selection of an effective adoption date and transition method for adoption, by September 30, 2017.

In November 2015, the FASB issued ASU 2015-17, “Income Taxes,” to simplify the presentation of deferred taxes. This amendment requires that all deferred tax assets and liabilities, along with any related valuation allowances, be classified as noncurrent on the balance sheet.  Management is currently assessing the effect that ASU 2015-17 will have on the Company’s consolidated financial statements and related disclosures.  Included in management’s assessment is the determination of an effective adoption date and transition method for adoption.  We expect to complete our initial assessment process, including the selection of an effective adoption date and transition method for adoption, by September 30, 2017.

In February 2016, the FASB issued ASU 2016-02, “Leases.”  ASU 2016-02 requires companies to generally recognize on the balance sheet operating and financing lease liabilities and corresponding right-of-use assets. Management is currently assessing the effect that ASU 2016-02 will have on the Company’s consolidated financial statements and related disclosures.  Included in management’s assessment is the determination of an effective adoption date and transition method for adoption.  We expect to complete our initial assessment process, including the selection of an effective adoption date and transition method for adoption, by September 30, 2017.

In March 2016, the FASB issued ASU 2016-09, “Compensation – Stock Compensation.”  ASU 2016-09 simplifies the accounting for share-based payment transactions. Included in the update are modifications to the accounting for income taxes upon vesting or settlement of awards, employer tax withholding on shared-based compensation, forfeitures, and financial statement presentation of excess tax benefits. Management is currently assessing the effect that ASU 2016-09 will have on the Company’s consolidated financial statements and related disclosures.  Included in management’s assessment is the determination of an effective adoption date and transition method for adoption.  We expect to complete our initial assessment process, including the selection of an effective adoption date and transition method for adoption, by September 30, 2017.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Measurement of Credit Losses on Financial Instruments.”  ASU 2016-13 provides new guidance that changes the accounting for recognizing impairments of financial assets. Under the new guidance, credit losses for certain types of financial instruments will be estimated based on expected losses. The new guidance also modifies the impairment models for available-for-sale debt securities and for purchased financial assets with credit deterioration since their origination. Management is currently assessing the effect that ASU 2016-09 will have on the Company’s consolidated financial statements and related disclosures.  Included in management’s assessment is the determination of an effective adoption date and transition method for adoption.  We expect to complete our initial assessment process, including the selection of an effective adoption date and transition method for adoption, by September 30, 2017.

In August 2016, the FASB issued ASU 2016-15, “Classification of Certain Cash Receipts and Cash Payments.”  ASU 2016-15 provides new guidance related to the classification of certain cash receipts and cash payments on the statement of cash flows.  Management is currently assessing the effect that ASU 2016-15 will have on the Company’s consolidated financial statements and related disclosures.  Included in management’s assessment is the determination of an effective adoption date and transition method for adoption.  We expect to complete our initial assessment process, including the selection of an effective adoption date and transition method for adoption, by September 30, 2017.

In October 2016, the FASB issued ASU 2016-16, “Intra-Entity Transfers of Assets Other Than Inventory.”  ASU 2016-16 provides new guidance that changes the accounting for income tax effects of intra-entity transfers of assets other than inventory. Under the new guidance, the selling (transferring) entity is required to recognize a current tax expense or benefit upon transfer of the asset. Similarly, the purchasing (receiving) entity is required to recognize a deferred tax asset or deferred tax liability, as well as the related deferred tax benefit or expense, upon receipt of the asset.  Management is currently assessing the effect that ASU 2016-16 will have on the Company’s consolidated financial statements and related disclosures.  Included in management’s assessment is the determination of an effective adoption date and transition method for adoption.  We expect to complete our initial assessment process, including the selection of an effective adoption date and transition method for adoption, by September 30, 2017.

In January 2017, the FASB issued ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.”  ASU 2017-04 eliminates Step 2 from the goodwill impairment test. The annual, or interim, goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable.  Management is currently assessing the effect that ASU 2017-04 will have on the Company’s consolidated financial statements and related disclosures.  Included in management’s assessment is the determination of an effective adoption date and transition method for adoption.  We expect to complete our initial assessment process, including the selection of an effective adoption date and transition method for adoption, by September 30, 2017.

3. Concentration Risks

Cash

The Company maintains its cash balances in accounts, which, at times, may exceed federally insured limits. The Company has not experienced any loss in such accounts and believes there is little exposure to any significant credit risk.

Major Customers and Accounts Receivable

ALJ did not have any customer with net revenue in excess of 10% of consolidated net revenue during the three or six months ended March 31, 2017.  ALJ had one customer with net revenue of 18.5% and 18.8% of consolidated net revenue for the three and six months ended March 31, 2016.  Each of ALJ’s segments had customers that represent more than 10% of their respective net revenue, as described below.

Faneuil.  The percentage of Faneuil net revenue derived from its significant customers was as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
Customer A	19.3%	36.2%	18.8%	36.4%
Customer B	16.4	15.2	16.1	15.4
Customer C	12.8	**	12.0	**
Customer D	**	10.3	**	11.0

** Less than 10% of Faneuil net revenue.

Trade receivables from these customers totaled $11.1 million on March 31, 2017.  As of March 31, 2017, all Faneuil accounts receivable were unsecured.  The risk with respect to Faneuil accounts receivable is mitigated by credit evaluations performed on customers and the short duration of payment terms extended to customers.

Carpets.  The percentage of Carpets net revenue derived from its significant customers was as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
Customer A	33.5%	**	31.0%	**
Customer B	26.3	27.0	27.3	30.1
Customer C	18.6	25.5	17.4	23.6

** Less than 10% of Carpets net revenue.

Trade receivables from these customers totaled $5.4 million on March 31, 2017.  As of March 31, 2017, all Carpets accounts receivable were unsecured.  The risk with respect to Carpets accounts receivable is mitigated by credit evaluations performed on customers and the short duration of payment terms extended to customers.

Phoenix.  The percentage of Phoenix net revenue derived from its significant customers was as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
Customer A	20.0%	20.2%	20.5%	22.0%
Customer B	14.2	15.4	**	11.1
Customer C	12.4	**	11.1	**
Customer D	**	11.3	**	**

**Less than 10% of Phoenix net revenue.

Trade receivables from these customers totaled $1.7 million on March 31, 2017.  As of March 31, 2017, all Phoenix accounts receivable were unsecured.  The risk with respect to Phoenix accounts receivable is mitigated by credit evaluations performed on customers and the short duration of payment terms extended to customers.

Supplier Risk

ALJ did not have any suppliers that represented more than 10% of consolidated inventory purchases during the three or six months ended March 31, 2017 or 2016.   However, two of ALJ’s segments had suppliers that represented more than 10% of their respective inventory purchases, as described below.

Carpets.  The percentage of Carpets inventory purchases from its significant suppliers was as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
Supplier A	28.0%	15.1%	27.5%	14.3%
Supplier B	21.9	**	20.8	12.1
Supplier C	11.3	**	**	**
Supplier D	10.9	**	10.9	**

** Less than 10% of Carpets inventory purchases.

If these suppliers were unable to provide materials on a timely basis, Carpets management believes alternative suppliers could provide the required materials with minimal disruption to the business.

Phoenix.  The percentage of Phoenix inventory purchases from its significant suppliers was as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
Supplier A	30.6%	30.9%	26.4%	30.5%
Supplier B	**	16.1	**	11.5
Supplier C	**	11.9	**	13.2

** Less than 10% of Phoenix inventory purchases.

If these suppliers were unable to provide materials on a timely basis, Phoenix management believes alternative suppliers could provide the required supplies with minimal disruption to the business.

4. Composition of Certain Financial Statement Captions

Accounts Receivable

The following table summarizes accounts receivable at the end of each reporting period (in thousands):

	March 31,	September 30,
	2017	2016
Accounts receivable	$44,214	$40,597
Unbilled receivables	3,055	4,521
Total accounts receivable	47,269	45,118
Less: Allowance for doubtful accounts	(809)	(830)
Total accounts receivable, net	$46,460	$44,288

Inventories

The following table summarizes inventories at the end of each reporting period (in thousands):

	March 31,	September 30,
	2017	2016
Raw materials	$3,308	$3,248
Semi-finished goods/work in process	2,977	3,361
Finished goods	2,532	2,447
Total inventory	8,817	9,056
Less: Allowance for obsolete inventory	(143)	(183)
Total inventory, net	$8,674	$8,873

Property and Equipment

The following table summarizes property and equipment at the end of each reporting period (in thousands):

	March 31,	September 30,
	2017	2016
Computer and office equipment	$8,431	$7,983
Software	10,019	8,999
Furniture and fixtures	3,538	2,963
Leasehold improvements	8,698	5,983
Construction in process	138	240
Vehicles	220	216
Land	9,167	9,167
Building and improvements	15,614	15,591
Machinery and equipment	21,403	17,599
Total property and equipment	77,228	68,741
Less: Accumulated depreciation and amortization	(22,897)	(16,930)
Total property and equipment, net	$54,331	$51,811

Property and equipment depreciation and amortization expense, including amounts related to capitalized leased assets, was $3,044,000 and $2,225,000 for the three months ended March 31, 2017 and 2016, respectively, and $5,997,000 and $4,383,000 for the six months     ended March 31, 2017 and 2016, respectively.

Goodwill

The following table summarizes goodwill by reportable segment at the end of each reporting period (in thousands):

	March 31,	September 30,
	2017	2016
Faneuil	$19,729	$19,729
Carpets	2,555	2,555
Phoenix	31,133	31,133
Total goodwill	$53,417	$53,417

Intangible Assets

The following table summarizes identified intangible assets at the end of each reporting period (in thousands):

	March 31, 2017			September 30, 2016
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer relationships	$30,610	$(6,068)	$24,542	$30,610	$(4,816)	$25,794
Trade names	10,760	(928)	9,832	10,760	(713)	10,047
Internal software	580	(334)	246	580	(285)	295
Supply agreements/contract backlog	240	(42)	198	240	(13)	227
Non-compete agreements	3,340	(1,979)	1,361	3,340	(1,507)	1,833
Total intangible assets	$45,530	$(9,351)	$36,179	$45,530	$(7,334)	$38,196

Intangible asset amortization expense was $1,009,000 and $972,000 for the three months ended March 31, 2017 and 2016, respectively, and $2,017,000 and $1,944,000 for the six months ended March 31, 2017 and 2016, respectively.

The following table presents expected future amortization expense for the remainder of 2017 and yearly thereafter (in thousands):

Estimated Future Amortization
2017	$1,975
2018	3,720
2019	3,339
2020	3,040
2021	2,939
Thereafter	21,166
Total estimated future amortization expense	$36,179

Term Loan

The following table summarizes ALJ’s current and noncurrent term loan payables at the end of each reporting period (in thousands):

	March 31,	September 30,
	2017	2016
Current portion of term loan:
Current portion of term loan	$8,625	$10,893
Less: deferred loan costs	(962)	(1,006)
Current portion of term loan, net of deferred loan costs	7,663	9,887
Term loan payable, less current portion:
Term loan payable, less current portion	86,705	91,076
Less: deferred loan costs	(1,947)	(2,410)
Term loan payable, less current portion, net of deferred loan costs	$84,758	$88,666

Accrued Expenses

The following table summarizes accrued expenses at the end of each reporting period (in thousands):

	March 31,	September 30,
	2017	2016
Accrued compensation and related taxes	$6,373	$6,103
Accrued board of director fees	390	130
Rebates payable	821	1,834
Interest payable	699	722
Medical and benefit-related expense payables	456	386
Sales tax payable	162	191
Deferred rent	188	155
Other	1,774	1,093
Total accrued expenses	$10,863	$10,614

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

5. Earnings Per Share

ALJ computed basic and diluted earnings per common share for each period as follows (in thousands, except per share amounts):

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
Net income	$392	$443	$943	$767
Weighted average shares of common stock outstanding - basic	34,575	35,003	34,575	35,003
Potentially dilutive effect of options to purchase common stock	1,069	1,144	1,096	1,179
Weighted average shares of common stock outstanding – diluted	35,644	36,147	35,671	36,182
Basic earnings per share of common stock	$0.01	$0.01	$0.03	$0.02
Diluted earnings per share of common stock	$0.01	$0.01	$0.03	$0.02

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

6. Debt

Term Loan and Line of Credit

In August 2015, ALJ entered into a financing agreement (“Financing Agreement”) with Cerberus Business Finance, LLC (“Cerberus”), to borrow $105.0 million in a term loan (“Cerberus Term Loan”) and have available up to $30.0 million in a revolving loan (“Cerberus/PNC Revolver”), collectively (“Cerberus Debt”).  The proceeds were used to fund the acquisition of Phoenix, to refinance the outstanding debt of ALJ, Faneuil and Carpets, and to provide working capital facilities to all three of ALJ’s subsidiaries and ALJ.   In July 2016, ALJ entered into the First Amendment to the Financing Agreement, which increased borrowings under the Cerberus Term Loan by $10.0 million and modified certain covenants.

During the six months ended March 31, 2017, interest accrued at an annual rate of 9.5% on the $10.0 million incremental borrowings, and 7.5% on the remaining Cerberus Term Loan borrowings.  When certain loan covenants are met, the annual interest rate on the incremental borrowings will decrease from 9.5% to 7.5%.   Interest payments are due in arrears on the first day of each month.  Quarterly principal payments of approximately $2.2 million are due on the last day of each fiscal quarter and annual principal payments equal to 75% of ALJ’s excess cash flow, as defined in the Financing Agreement, are due upon delivery of the audited financial statements.  A final balloon payment is due at maturity, August 14, 2020.  There is a prepayment penalty equal to 2% if the Cerberus Term Loan is repaid prior to August 2017, and 1% if it is paid between August 2017 and August 2018.  ALJ may make payments against the loan with no penalty up to $7.0 million.  As of March 31, 2017, ALJ’s balance on the Cerberus Term Loan was approximately $95.3 million.

ALJ has the option to prepay (and re-borrow) the outstanding balance of the Cerberus/PNC Revolver, without penalty.  Each subsidiary has the ability to borrow under the Cerberus/PNC Revolver (up to $30.0 million in the aggregate for all subsidiaries combined) but availability is limited to 85% of eligible receivables. The Cerberus/PNC Revolver carries an unused fee of 0.5%. Additionally, the Cerberus/PNC Revolver provides for a sublimit for letters of credit up to $15.0 million. Faneuil had a $3.4 million letter of credit under the Financing Agreement as of March 31, 2017.  The Cerberus/PNC Revolver has a final maturity date of August 14, 2020.  During the six months ended March 31, 2017, interest accrued on the Cerberus/PNC Revolver at an annual rate ranging from 9.25% to 9.5%.  As of March 31, 2017, ALJ’s balance on the Cerberus/PNC Revolver was $179,000.

The Cerberus Debt is secured by substantially all the Company’s assets and imposes certain limitations on the Company, including its ability to incur debt, grant liens, initiate certain investments, declare dividends and dispose of assets.  The Cerberus Debt also requires ALJ to comply with certain debt covenants.  As of March 31, 2017, ALJ was in compliance with all debt covenants and had unused borrowing capacity of $24.1 million.

As of March 31, 2017, estimated future minimum payments under the Cerberus Term Loan are as follows (in thousands):

For the Year Ending March 31,	Estimated Future Minimum Payments
2018	$8,625
2019	8,625
2020	8,625
2021*	69,455
Total estimated future minimum payments	$95,330

* The majority of this amount is the final balloon payment due at maturity, August 14, 2020.

Capital Lease Obligations

Faneuil and Phoenix lease equipment under non-cancelable capital leases. As of March 31, 2017, estimated future minimum payments under non-cancelable capital leases with initial or remaining terms of one year or more are as follows (in thousands):

For the Year Ending March 31,	Estimated Future Minimum Payments
2018	$2,411
2019	1,596
2020	777
2021	535
2022	535
Thereafter	970
Total estimated future minimum payments	6,824
Less: current portion of capital lease obligations	(2,210)
Less: imputed interest	(621)
Capital lease obligations, less current portion	$3,993

7. Commitments and Contingencies

Operating Leases

The Company leases real estate, equipment, and vehicles under noncancellable operating leases. As of March 31, 2017, estimated future minimum rental commitments under noncancellable leases were as follows (in thousands):

For the Year Ending March 31,	Estimated Future Minimum Payments
2018	$5,157
2019	3,505
2020	2,385
2021	1,234
2022	417
Total estimated future minimum payments	$12,698

Employment Agreements

ALJ maintains employment agreements with certain key executive officers that provide for a base salary and annual bonus to be determined by the Board of Directors.  The agreements also provide for termination payments (including payments of base salary and performance bonus), stock options, non-competition provisions, and other terms and conditions of employment.  As of March 31, 2017, termination payments related to base salary totaled $993,000.

Surety Bonds

As part of Faneuil’s normal course of operations, certain customers require surety bonds guaranteeing the performance of a contract.  As of March 31, 2017, the face value of such surety bonds, which represents the maximum cash payments that Faneuil would have to make under certain circumstances of non-performance, was $33,060,000.  To date, Faneuil has not made any non-performance payments.

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

The parties are engaged in substantive discovery at this time while also attempting to resolve the ongoing dispute between Faneuil, 3M and ERC through settlement discussions. Faneuil anticipates that ERC will transition the services currently provided by Faneuil to an internal customer service operation within the next sixty (60) to ninety (90) days, at which time Faneuil will cease providing services to 3M and ERC.

Faneuil believes the facts support its claims that the disputed services should be paid and that 3M’s counterclaims are without merit.  Faneuil intends to vigorously prosecute its claims against 3M and to defend against 3M’s counterclaims.  Although litigation is inherently unpredictable, Faneuil is confident in its ability to continue to collect for the disputed services and believes it will collect all or substantially all of its outstanding receivables.  ALJ intends to reassess the litigation periodically, and will update its disclosure accordingly.

McNeil, et al. v. Faneuil, Inc.

Tammy McNeil, a former Faneuil call center employee, filed a Fair Labor Standards Act collective action case against Faneuil in federal court in Newport News, Virginia in 2015.  The class asserts various timekeeping and overtime violations that Faneuil denies.  The trial court conditionally granted a nationwide class for a three-year period from 2012-2015 and going forward.  With a trial schedule for June of 2017 the parties were engaging in substantive discovery and disclosing the reports provided by expert witnesses while also pursuing settlement possibilities.

After mediation and continuing settlement discussions, the parties reached a tentative settlement on April 19, 2017.  The parties are currently reducing the settlement agreement to writing and will, upon concluding that process, present the proposed settlement agreement to the court for approval.  The settlement agreement, in which Faneuil denies any and all liability to the plaintiffs and which acknowledges that Faneuil is resolving the case solely to avoid the costs and risks of trial, calls for the following:  1) Faneuil will pay $0.2 million, inclusive of service fees, to the named plaintiff and others who participated in discovery; 2) the plaintiffs shall have the option to petition the court for an award of liquidated damages; and 3) the plaintiffs shall have the right to petition the court for an award of reasonable attorney’s fees and costs as permitted under the Fair Labor Standards Act.  The parties appeared before the trial court on May 10, 2017 to move for approval of the settlement; however, the judge requested clarification of certain aspects of the proposed settlement based on the parties’ disagreements regarding the terms of the written settlement agreement.  As of the date of this report, the parties were working together to resolve the points of disagreement and clarify matters for the court.  Faneuil anticipates resolving the matter in the near future.

Thornton vs. ALJ Regional Holdings, Inc., et al.

On September 21, 2016, Plaintiffs Clifford Thornton and Tracey Thornton filed a complaint in the Nevada District Court for Clark County against ALJ, Carpets, Steve Chesin, and Jess Ravich.  The complaint includes claims for (1) fraud, (2) bad faith, (3) civil conspiracy, (4) unjust enrichment, (5) wrongful termination, (6) intentional infliction of emotional distress, (7) negligent infliction of emotional distress, and (8) loss of marital consortium. On November 1, 2016, the defendants filed an answer to the complaint generally denying all claims.  An early case conference was conducted on February 8, 2017, and the parties are compiling their initial disclosures.  ALJ and Carpets believe this action is without merit and intend to defend it vigorously.

In connection with its pending litigation matters (including the matters described above), management has estimated the range of possible loss, including fees and expenses, to be between $1.3 million and $1.5 million; however, as management has determined that no one estimate within the range is better than another, it has accrued $1.3 million as of March 31, 2017.

Other Litigation

We and our subsidiaries have been named in, and from time to time may become named in, various other lawsuits or threatened actions that are incidental to our ordinary business. Litigation is inherently unpredictable. Any claims against us, whether meritorious or not, could be time-consuming, cause us to incur costs and expenses, require significant amounts of management time and result in the diversion of significant operational resources. The results of these lawsuits and actions cannot be predicted with certainty. We concluded as of March 31, 2017 that the ultimate resolution of these matters will not have a material adverse effect on our business, consolidated financial position, results of operations or cash flows.

8. Equity

Common Stock

ALJ did not have any common stock activity during the six months ended March 31, 2017.

ALJ repurchased 16,520 shares of ALJ common stock at an average price of $3.90 per share and retired 85,454 shares of common stock during the six months ended March 31, 2016.

Equity Incentive Plans

ALJ’s equity incentive plans are broad-based, long-term programs intended to attract and retain talented employees and align stockholder and employee interests.

Stock-Based Compensation.

The following table sets forth the total stock-based compensation expense included in selling, general, and administrative expense on ALJ’s Statements of Income (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
Stock options	$89	$102	$187	$200
Restricted stock awards	85	225	170	225
Total stock-based compensation expense	$174	$327	$357	$425

At March 31, 2017, ALJ had approximately $503,000 of total unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of approximately 1.5 years.

Stock Option Awards.  ALJ granted no stock option awards during the six months ended March 31, 2017.

The “intrinsic value” of options is the excess of the value of ALJ stock over the exercise price of such options.  The total intrinsic value of options outstanding (of which all are vested or expected to vest) was approximately $3.9 million at March 31, 2017.

Restricted Stock Awards.  In December 2015, ALJ’s Board of Directors approved a director compensation package that included an annual restricted stock award (“RSA”) with a value of $40,000 for each outside director.  Additionally the Board of Directors approved an annual RSA for ALJ’s Executive Chairman with a value of $100,000.

9. Related-Party Transactions

Harland Clarke Holdings Corp. (“Harland Clarke”), a stockholder who owns in excess of five percent of ALJ outstanding common stock, is a counterparty to Faneuil in two contracts.  Under one contract, Faneuil provides call center services to support Harland Clarke’s banking-related products.  This contract renews annually every April. Under the other contract, Faneuil provides managed print services to Harland Clarke.  The term of this contract concludes on September 30, 2018. Faneuil recognized revenue from Harland Clarke totaling $272,000 and $599,000 for the three and six months ended March 31, 2017, respectively, and $334,000 and  $771,000 for the three and six months ended March 31, 2016, respectively. The associated cost of revenue was $256,000 and $564,000 for the three and six months ended March 31, 2017, respectively, and $317,000 and $746,000 for the three and six months ended March 31, 2016, respectively.  All revenue from Harland Clarke contained similar terms and conditions as revenue earned from other transactions of this nature entered into by Faneuil.  Total accounts receivable from Harland Clarke was $182,000 and $176,000 at March 31, 2017 and September 30, 2016, respectively.

10. Reportable Segments and Geographic Information

Reportable Segments

As discussed in Note 1, ALJ has organized its business along three reportable segments (Faneuil, Carpets, and Phoenix), together with a corporate group for certain support services.  ALJ’s operations are aligned on the basis of products, services and industry.  ALJ’s Chief Operating Decision Maker (“CODM”) is its Executive Chairman. The CODM allocates resources to and assesses the performance of each operating segment using information about its net revenue and operating income. The CODM does not evaluate operating segments using discrete asset information.  The accounting policies for segment reporting are the same as for ALJ as a whole.

Net revenue and operating income by reportable segment for each period were as follows (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
Net revenue:
Faneuil	$36,722	$33,941	$74,773	$67,744
Carpets	17,905	11,373	33,449	23,089
Phoenix	24,669	20,965	48,691	40,243
Consolidated net revenue	$79,296	$66,279	$156,913	$131,076
Operating income (loss):
Faneuil	$1,041	$844	$2,939	$2,149
Carpets	81	(121)	(140)	(358)
Phoenix	2,812	3,413	5,198	6,077
ALJ	(563)	(1,240)	(1,581)	(2,403)
Consolidated operating income	$3,371	$2,896	$6,416	$5,465

Geographic Information

Substantially all of the Company’s assets were located in the United States.  Substantially all of the Company’s revenue was earned in the United States.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided in addition to the accompanying condensed consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition and cash flows. MD&A is organized as follows:

•	Overview. Discussion of our business and overall analysis of financial and other highlights affecting us to provide context for the remainder of MD&A.
•

Results of Operations. An analysis comparing our financial results for the three months ended March 31, 2017 to the three months ended March 31, 2016, and the six months ended March 31, 2017 to the six months ended March 31, 2016.

•	Liquidity and Capital Resources. An analysis of changes in our cash flows and discussion of our financial condition and liquidity.
•	Contractual Obligations. Discussion of our contractual obligations as of March 31, 2017.
•	Off-Balance Sheet Arrangements. Discussion of our off-balance sheet arrangements as of March 31, 2017.
•

Critical Accounting Policies and Estimates.  This section provides a discussion of the significant estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses of the Company, and related disclosure of contingent assets and liabilities.

The following discussion should be read in conjunction with our condensed consolidated financial statements and accompanying notes included in “Part I, Item 1 – Financial Statements.”  The following discussion contains a number of forward-looking statements that involve risks and uncertainties. Words such as "anticipates," "expects," "intends," "goals," "plans," "believes," "seeks," "estimates," "continues," "may," "will," "should," and variations of such words and similar expressions are intended to identify such forward-looking statements. Such statements are based on our current expectations and could be affected by the risk and uncertainties described in “Item 1A - “Risk Factors.”  Our actual results may differ materially.

Overview

ALJ Regional Holdings, Inc. (“ALJ” or “we”) is a holding company that operates Faneuil, Inc., or Faneuil, Floors-N-More, LLC, d/b/a Carpets N’ More, or Carpets, and Phoenix Color Corp., or Phoenix. With several members of our senior management and Board of Directors coming from long careers in the professional service industry, ALJ is focused on acquiring and operating exceptional customer service-based businesses.

We continue to see our business evolve as we execute our strategy of buying attractively valued assets, such as our July 18, 2016 acquisition of Color Optics, a leading printing and packaging solutions enterprise servicing the beauty, fragrance, cosmetic and consumer-packaged goods markets.  In analyzing the financial impact of any potential acquisition, we focus on earnings, operating margin, cash flow and return on invested capital targets. We hire successful and experienced management teams to run each of our operating companies and incentivize them to drive higher profits. We are focused on increasing our revenue at each of our operating subsidiaries by investing in sales and marketing, expanding into new products and markets, and evaluating and executing on tuck-in acquisitions, while continually examining our cost structures to drive higher profits.

On May 11, 2016, our stock began trading on The NASDAQ Global Market, or NASDAQ, under the ticker symbol “ALJJ.”

Results of Operations

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

The following table sets forth certain condensed consolidated statements of income data as a percentage of net revenue for each period as follows (in thousands, except per share amounts):

	Three Months Ended March 31, 2017		Three Months Ended March 31, 2016
		% of		% of
	Dollars	Net Revenue	Dollars	Net Revenue
Net revenue (1)
Faneuil	$36,722	46.3%	$33,941	51.2%
Carpets	17,905	22.6	11,373	17.1
Phoenix	24,669	31.1	20,965	31.6
Consolidated net revenue	79,296	100.0	66,279	100.0
Cost of revenue (2)
Faneuil	28,062	76.4	27,343	80.6
Carpets	14,792	82.6	9,382	82.5
Phoenix (3)	18,153	73.6	14,406	68.7
Consolidated cost of revenue	61,007	76.9	51,131	77.1
Selling, general and administrative expense (2)
Faneuil	5,730	15.6	4,250	12.5
Carpets	2,853	15.9	1,949	17.1
Phoenix	3,056	12.4	2,657	12.7
ALJ	563	—	1,240	—
Consolidated selling, general and administrative expense	12,202	15.4	10,096	15.2
Depreciation and amortization (2)
Faneuil	1,889	5.1	1,504	4.4
Carpets	179	1.0	163	1.4
Phoenix (4)	644	2.6	608	2.9
Consolidated depreciation and amortization	2,712	3.4	2,275	3.4
(Loss) gain on disposal of assets, net (2)
Phoenix	(4)	(0.0)	119	0.6
Segment operating income (loss) (2)
Faneuil	1,041	2.8	844	2.5
Carpets	81	0.5	(121)	(1.1)
Phoenix	2,812	11.4	3,413	16.3
ALJ	(563)	—	(1,240)	—
Consolidated operating income	3,371	4.3	2,896	4.4
Interest expense (5)	(2,284)	(2.9)	(2,344)	(3.5)
Provision for income taxes (5)	(695)	(0.9)	(109)	(0.2)
Net income (5)	$392	0.5	$443	0.7
Basic earnings per share of common stock	$0.01		$0.01
Diluted earnings per share of common stock	$0.01		$0.01

(1)	Percentage is calculated as segment net revenue divided by consolidated net revenue.
(2)	Percentage is calculated as a percentage of the respective segment net revenue.
(3)	Includes depreciation expense of $1,341,000 and $922,000 for the three months ended March 31, 2017 and 2016, respectively.
(4)

Primarily amortization of intangible assets.  Total depreciation and amortization for Phoenix including depreciation expense captured in cost of revenue was $1,985,000 and $1,531,000 for the three months ended March 31, 2017 and 2016, respectively.

(5)	Percentage is calculated as a percentage of consolidated net revenue.

Net Revenue

	Three Months Ended March 31,
(in thousands)	2017	2016	$ Change	% Change
Faneuil	$36,722	$33,941	$2,781	8.2%
Carpets	17,905	11,373	6,532	57.4
Phoenix	24,669	20,965	3,704	17.7
Consolidated net revenue	$79,296	$66,279	$13,017	19.6%

Faneuil Net Revenue

Faneuil net revenue for the three months ended March 31, 2017, was $36.7 million, an increase of $2.8 million, or 8.2%, compared to net revenue of $33.9 million for the three months ended March 31, 2016. The increase in net revenue was attributable to a $7.8 million increase in new customer revenue, primarily in the healthcare and utilities industries, and a $0.2 million increase in operational revenue from existing customers, offset by a reduction in revenue of $5.2 million from customer contracts that concluded.

The following table reflects the amount of Faneuil’s backlog, which represents multi-year contract deliverables, by the fiscal year Faneuil expects to recognize such revenue (in millions):

	As of March 31,
	2017	2016
Within one year	$92.3	$73.1
Between one year and two years	60.6	47.7
Between two years and three years	50.8	46.0
Between three years and four years	34.4	44.5
Thereafter	3.1	31.9
Total Faneuil backlog	$241.2	$243.2

The majority of the decrease as of March 31, 2017 compared to March 31, 2016 was a result of revenue recognized during the last twelve months from contracts included in Faneuil’s backlog at March 31, 2016.

Carpets Net Revenue

Carpets net revenue for the three months ended March 31, 2017 was $17.9 million, an increase of $6.5 million, or 57.4%, compared to net revenue of $11.4 million for the three months ended March 31, 2016.  The increase was primarily attributable to one builder awarding Carpets the majority of its flooring and granite work, and one builder that significantly increased its volume during the three months ended March 31, 2017.

The following table reflects the amount of Carpets backlog, which represents multi-year contracts with contractors to build-out communities with typical terms of two to three years, by the fiscal year Carpets expects to recognize such revenue (in millions):

	As of March 31,
	2017	2016
Within one year	$29.8	$20.4
Between one year and two years	27.2	17.3
Between two years and three years	11.0	7.8
Between three years and four years	3.5	1.0
Total Carpets backlog	$71.5	$46.5

The majority of the increase as of March 31, 2017 compared to March 31, 2016 was a result of new contracts executed during the past twelve months.

Phoenix Net Revenue

Phoenix net revenue for the three months ended March 31, 2017 was $24.7 million, an increase of $3.7 million or 17.7%, compared to net revenue of $21.0 million for the three months ended March 31, 2016.  Of the $3.7 million increase, $4.4 million was attributable to increased packaging revenue as a result of the acquisition of Color Optics, offset by changes to the mix of products sold during the normal course of business.

Phoenix has recently executed several contract renewals and extensions with its largest customers.  These extensions provide for combined expected revenue during the additional terms, which range from two to four years, of over $100 million. In connection with these extensions, Phoenix agreed to lower pricing in exchange for higher sales volume guarantees over the life of the contracts.

The following table reflects the amount of Phoenix’s backlog, which represents executed contracts that contain minimum volume commitments over multiple years for future product deliveries, by the fiscal year Phoenix expects to recognize such revenue (in millions):

	As of March 31,
	2017	2016
Within one year	$59.7	$39.1
Between one year and two years	47.1	28.4
Between two years and three years	29.2	16.3
Between three years and four years	15.6	-
Total Phoenix backlog	$151.6	$83.8

The majority of the increase as of March 31, 2017 compared to March 31, 2016 was a result of new contracts with volume commitments executed during the last twelve months.

For more information regarding backlog, see “Part II, Item 1A. Risk Factors - Risks Related to our Business Generally and our Common Stock - We may not receive the full amounts estimated under the contracts in our backlog, which could reduce our revenue in future periods below the levels anticipated. This makes backlog an uncertain indicator of future operating results.”

Cost of Revenue

	Three Months Ended March 31,
(in thousands)	2017	2016	$ Change	% Change
Faneuil	$28,062	$27,343	$719	2.6%
As a percentage of net revenue	76.4%	80.6%
Carpets	14,792	9,382	5,410	57.7
As a percentage of net revenue	82.6%	82.5%
Phoenix	18,153	14,406	3,747	26.0
As a percentage of net revenue	73.6%	68.7%
Consolidated cost of revenue	$61,007	$51,131	$9,876	19.3%

Faneuil Cost of Revenue

Faneuil cost of revenue for the three months ended March 31, 2017 was $28.1 million, an increase of $0.7 million, or 2.6%, compared to cost of revenue of $27.3 million for the three months ended March 31, 2016.  The absolute dollar increase in cost of revenue was a direct result of the increased net revenue.  During the three months ended March 31, 2017, as compared to the three months ended March 31, 2016, cost of revenue as a percentage of net revenue decreased to 76.4% from 80.6% as a result of favorable contract rates during the three months ended March 31, 2017.

Carpets Cost of Revenue

Carpets cost of revenue for the three months ended March 31, 2017 was $14.8 million, an increase of $5.4 million, or 57.7%, compared to cost of revenue of $9.4 million for the three months ended March 31, 2016.  The absolute dollar increase in cost of revenue was a direct result of increased net revenue.  Cost of revenue as a percentage of net revenue remained relatively consistent at 82.6% during the three months ended March 31, 2017 and 82.5% during the three months ended March 31, 2016.  Carpets management anticipates that future improvements and operating efficiencies within the cabinet and granite businesses will reduce cost of revenue as a percentage of net revenue.

Phoenix Cost of Revenue

Phoenix cost of revenue for the three months ended March 31, 2017 was $18.2 million, an increase of $3.7 million, or 26.0% compared to cost of revenue of $14.4 million for the three months ended March 31, 2016.  The absolute dollar increase in cost of revenue was mainly attributable to the aforementioned increased packaging revenue as a result of the Color Optics acquisition on July 18, 2016.  During the three months ended March 31, 2017, as compared to the three months ended March 31, 2016, cost of revenue as a percentage of net revenue increased to 73.6% from 68.7% as a result of changes in product mix sold and higher fixed costs, primarily depreciation expense, associated with the Color Optics business relative to Phoenix.  Phoenix anticipates reducing these fixed costs over the next 12 to 18 months as Color Optics is fully integrated into Phoenix operations.  Phoenix experiences normal fluctuations to cost of revenue as a percentage of net revenue as a result of changes to the mix of products sold.

Selling, General and Administrative Expense

	Three Months Ended March 31,
(in thousands)	2017	2016	$ Change	% Change
Faneuil	$5,730	$4,250	$1,480	34.8%
Carpets	2,853	1,949	904	46.4
Phoenix	3,056	2,657	399	15.0
ALJ	563	1,240	(677)	(54.6)
Consolidated selling, general and administrative expense	$12,202	$10,096	$2,106	20.9%

Faneuil Selling, General and Administrative Expense

Faneuil selling, general and administrative expense for the three months ended March 31, 2017 was $5.7 million, an increase of $1.5 million, or 34.8%, compared to selling, general and administrative expense of $4.3 million for the three months ended March 31, 2016.  The increase was primarily attributable to $1.3 million increase to support new customers, and $0.6 million increased legal fees to support Faneuil’s various legal actions, offset by a $0.1 million decrease related to customer contracts that concluded, a $0.1 million reduction to marketing and related expenses, and a $0.1 million reduction to provision for bad debts.  Certain expenses, which do not fluctuate directly with net revenue, including communications, software maintenance, general business insurance and business taxes, increased during the three months ended March 31, 2017 compared to the three months ended March 31, 2016.  As a result, selling, general and administrative expense as a percentage of net revenue increased to 15.6% for the three months ended March 31, 2017 from 12.5% for the three months ended March 31, 2016.

Carpets Selling, General and Administrative Expense

Carpets selling, general and administrative expense was $2.9 million for the three months ended March 31, 2017, an increase of $0.9 million, or 46.4%, compared to selling, general and administrative expense of $1.9 million for the three months March 31, 2016.  The increase was primarily attributable to higher sales commissions as a result of increased net revenue, increased headcount to support growth in the cabinet and granite divisions, and to a lesser extent increased legal fees to defend against legal claims.  Carpets has invested heavily in its cabinet and granite infrastructure to ensure a high level of quality in a rapid growth phase.  Selling, general and administrative expense as a percentage of net revenue decreased to 15.9% for the three months ended March 31, 2017 from 17.1% for the three months ended March 31, 2016 as a result of fixed expenses, mainly facilities and headcount, which do not fluctuate with net revenue.  We expect Carpets selling, general and administrative expenses to decline as it implement cost savings measures over the next six months.

Phoenix Selling, General and Administrative Expense

Phoenix selling, general and administrative expense for the three months ended March 31, 2017 was $3.1 million, an increase of $0.4 million, or 15.0%, compared to selling, general and administrative expense of $2.7 million for the three months ended March 31, 2016.  The increase was mainly to support the expansion of revenue from packaging services as a result of the Color Optics acquisition.  Selling, general and administrative expense as a percentage of net revenue decreased to 12.4% for the three months ended March 31, 2017 from 12.7% for the three months ended March 31, 2016 as a result of fixed expenses, mainly headcount, which do not fluctuate with net revenue.

ALJ Selling, General and Administrative Expense

ALJ selling, general and administrative expense for the three months ended March 31, 2017 was $0.6 million, a decrease of $0.7 million, or 54.6%, compared to selling, general and administrative expense of $1.2 million for the three months ended March 31, 2016. The decrease was primarily attributable to a decrease in legal and accounting fees as a result of completing the uplisting process from the Pink Sheets to NASDAQ during May 2016, partially offset by an increase in the ongoing cost of maintaining our public reporting status.  We expect higher selling, general and administrative expense in the future as we comply with SEC reporting requirements and regulations.

Depreciation and Amortization

	Three Months Ended March 31,
(in thousands)	2017	2016	$ Change	% Change
Faneuil	$1,889	$1,504	$385	25.6%
Carpets	179	163	16	9.8
Phoenix	644	608	36	5.9
Consolidated depreciation and amortization	$2,712	$2,275	$437	19.2%

Faneuil Depreciation and Amortization

Faneuil depreciation and amortization expense for the three months ended March 31, 2017 was $1.9 million, an increase of $0.4 million, or 25.6% compared to depreciation and amortization expense of $1.5 million for the three months ended March 31, 2016.  The increase was attributable to capital equipment purchased to support new and expanded contracts.  Because each Faneuil contract requires unique capital investment and infrastructure such as lease buildouts, Faneuil depreciation and amortization expense is impacted by the timing of new contracts and the completion of existing contracts.

Carpets Depreciation and Amortization

Carpets depreciation and amortization expense remained unchanged at $0.2 million for both the three months ended March 31, 2017 and 2016.

Phoenix Depreciation and Amortization

Phoenix depreciation and amortization expense consists primarily of amortization of acquisition-related intangible assets.  Depreciation and amortization expense remained unchanged at $0.6 million for both the three months ended March 31, 2017 and March 31, 2016.

Interest Expense

Interest expense remained unchanged at $2.3 million for both the three months ended March 31, 2017 and 2016.  Interest expense remained the same as a result of a $10.0 million increased borrowing on our term loan, which was used to acquire Color Optics, offset by quarterly principal payments.

Income Taxes

Income tax provision for the three months ended March 31, 2017 was $0.7 million, an increase of $0.6 million, compared to income tax provision of $0.1 million for the three months ended March 31, 2016.  The effective income tax rate for the three months ended March 31, 2017 and March 31, 2016 was 63.9% and 19.7%, respectively. The increase to both the income tax provision and the effective income tax rate was attributable to the treatment of net operating loss carry forward (“NOL”) valuation allowance.  As of September 30, 2016, our NOL valuation allowance was reduced.  The provision for income taxes for the three months ended March 31, 2017 includes deferred income tax expense for the current quarter as well as a year-to-date adjustment, whereas the three months ended March 31, 2016 did not include deferred income tax expense.

Six Months Ended March 31, 2017 Compared to Six Months Ended March 31, 2016

The following table sets forth certain condensed consolidated statements of income data as a percentage of net revenue for each period as follows (in thousands, except per share amounts):

	Six Months Ended March 31, 2017		Six Months Ended March 31, 2016
		% of		% of
	Dollars	Net Revenue	Dollars	Net Revenue
Net revenue (1)
Faneuil	$74,773	47.7%	$67,744	51.7%
Carpets	33,449	21.3	23,089	17.6
Phoenix	48,691	31.0	40,243	30.7
Consolidated net revenue	156,913	100.0	131,076	100.0
Cost of revenue (2)
Faneuil	57,064	76.3	53,914	79.6
Carpets	28,039	83.8	19,210	83.2
Phoenix (3)	36,085	74.1	27,770	69.0
Consolidated cost of revenue	121,188	77.2	100,894	77.0
Selling, general and administrative expense(2)
Faneuil	11,018	14.7	8,721	12.9
Carpets	5,196	15.5	3,931	17.0
Phoenix	6,111	12.6	5,296	13.2
ALJ	1,581	—	2,403	—
Consolidated selling, general and administrative expense	23,906	15.2	20,351	15.5
Depreciation and amortization(2)
Faneuil	3,752	5.0	2,960	4.4
Carpets	354	1.1	306	1.3
Phoenix (4)	1,285	2.6	1,219	3.0
Consolidated depreciation and amortization	5,391	3.4	4,485	3.4
(Loss) gain on disposal of assets, net(2)
Phoenix	(12)	(0.0)	119	0.3
Segment operating income (loss) (2)
Faneuil	2,939	3.9	2,149	3.2
Carpets	(140)	(0.4)	(358)	(1.6)
Phoenix	5,198	10.7	6,077	15.1
ALJ	(1,581)	—	(2,403)	—
Consolidated operating income	6,416	4.1	5,465	4.2
Interest expense (5)	(4,718)	(3.0)	(4,526)	(3.5)
Provision for income tax (5)	(755)	(0.5)	(172)	(0.1)
Net income(5)	$943	0.6	$767	0.6
Basic earnings per share of common stock	$0.03		$0.02
Diluted earnings per share of common stock	$0.03		$0.02

(1)	Percentage is calculated as segment net revenue divided by consolidated net revenue.
(2)	Percentage is calculated as a percentage of the respective segment net revenue.
(3)	Includes depreciation expense of $2,623,000 and $1,842,000 for the six months ended March 31, 2017 and 2016, respectively.
(4)

Primarily amortization of intangible assets.  Total depreciation and amortization for Phoenix including depreciation expense captured in cost of revenue was $3,908,000 and $3,062,000 for the six months ended March 31, 2017 and 2016, respectively.

(5)	Percentage is calculated as a percentage of consolidated net revenue.

Net Revenue

	Six Months Ended March 31,
(in thousands)	2017	2016	$ Change	% Change
Faneuil	$74,773	$67,744	$7,029	10.4%
Carpets	33,449	23,089	10,360	44.9
Phoenix	48,691	40,243	8,448	21.0
Consolidated net revenue	$156,913	$131,076	$25,837	19.7%

Faneuil Net Revenue

Faneuil net revenue for the six months ended March 31, 2017, was $74.8 million, an increase of $7.0 million, or 10.4%, compared to net revenue of $67.7 million for the six months ended March 31, 2016. The increase in net revenue was primarily attributable to a $14.9 million increase in new customer revenue primarily in the healthcare and utility industries, and a $2.5 million increase in operational revenue from existing customers, offset by a reduction in revenue of $10.3 million from customer contracts that concluded.

Carpets Net Revenue

Carpets net revenue for the six months ended March 31, 2017 was $33.4 million, an increase of $10.4 million, or 44.9%, compared to net revenue of $23.1 million for the six months ended March 31, 2016.  The increase was primarily attributable to one builder awarding Carpets the majority of its flooring and granite work, and one builder that significantly increased its volume during the six months ended March 31, 2017.

Phoenix Net Revenue

Phoenix net revenue for the six months ended March 31, 2017 was $48.7 million, an increase of $8.4 million or 21.0%, compared to net revenue of $40.2 million for the six months ended March 31, 2016.  Of the $8.4 million increase, $8.1 million was attributable to increased packaging revenue as a result of the acquisition of Color Optics.  The remaining increase was attributable to increased book sales offset by decreased component sales during the normal course of business.

Cost of Revenue

	Six Months Ended March 31,
(in thousands)	2017	2016	$ Change	% Change
Faneuil	$57,064	$53,914	$3,150	5.8%
As a percentage of net revenue	76.3%	79.6%
Carpets	28,039	19,210	8,829	46.0
As a percentage of net revenue	83.8%	83.2%
Phoenix	36,085	27,770	8,315	29.9
As a percentage of net revenue	74.1%	69.0%
Consolidated cost of revenue	$121,188	$100,894	$20,294	20.1%

Faneuil Cost of Revenue

Faneuil cost of revenue for the six months ended March 31, 2017 was $57.1 million, an increase of $3.2 million, or 5.8%, compared to cost of revenue of $53.9 million for the six months ended March 31, 2016.  The absolute dollar increase in cost of revenue was a direct result of the increased net revenue.  During the six months ended March 31, 2017, as compared to the six months ended March 31, 2016, cost of revenue as a percentage of net revenue decreased to 76.3% from 79.6% as a result of favorable contract rates during the six months ended March 31, 2017.

Carpets Cost of Revenue

Carpets cost of revenue for the six months ended March 31, 2017 was $28.0 million, an increase of $8.8 million, or 46.0%, compared to cost of revenue of $19.2 million for the six months ended March 31, 2016.  The absolute dollar increase in cost of revenue was a direct result of increased net revenue.  Cost of revenue as a percentage of net revenue increased slightly to 83.8% during the six months ended March 31, 2017 from 83.2% during the six months ended March 31, 2016.  The slight increase was a result of temporary start-up inefficiencies related to the newly expanded granite product offerings, partially offset by Carpets’ ability to take advantage of early payment discounts and increased rebates on increased product purchases, mainly cabinets.  As our cabinet and granite businesses continue to mature, we expect cost of revenue as a percentage of net revenue to decline.

Phoenix Cost of Revenue

Phoenix cost of revenue for the six months ended March 31, 2017 was $36.1 million, an increase of $8.3 million, or 29.9% compared to cost of revenue of $27.8 million for the six months ended March 31, 2016.  The absolute dollar increase in cost of revenue was mainly attributable to the aforementioned increased packaging revenue as a result of the Color Optics acquisition.  During the six months ended March 31, 2017, as compared to the six months ended March 31, 2016, cost of revenue as a percentage of net revenue increased to 74.1% from 69.0% as a result of changes in product mix sold and higher fixed costs, primarily depreciation expense, associated with the Color Optics business relative to Phoenix.  Phoenix anticipates reducing these fixed costs over the next 12 to 18 months as Color Optics is fully integrated into Phoenix operations.  Phoenix experiences normal fluctuations to cost of revenue as a percentage of net revenue as a result of changes to the mix of products sold.

Selling, General and Administrative Expense

	Six Months Ended March 31,
(in thousands)	2017	2016	$ Change	% Change
Faneuil	$11,018	$8,721	$2,297	26.3%
Carpets	5,196	3,931	1,265	32.2
Phoenix	6,111	5,296	815	15.4
ALJ	1,581	2,403	(822)	(34.2)
Consolidated selling, general and administrative expense	$23,906	$20,351	$3,555	17.5%

Faneuil Selling, General and Administrative Expense

Faneuil selling, general and administrative expense for the six months ended March 31, 2017 was $11.0 million, an increase of $2.3 million, or 26.3%, compared to selling, general and administrative expense of $8.7 million for the six months ended March 31, 2016.  The increase was primarily attributable to $2.6 million increase to support new customers primarily within the healthcare and utility markets, and $0.4 million increased legal fees to support Faneuil’s various legal actions, offset by a $0.2 million decrease related to customer contracts that concluded, a $0.1 million reduction to marketing and related expenses, and a $0.1 million reduction to provision for bad debts.  Certain expenses, which do not fluctuate directly with net revenue, including communications, software maintenance, general business insurance, and business taxes, increased during the six months ended March 31, 2017 compared to the six months ended March 31, 2016.  As a result, selling, general and administrative expense as a percentage of net revenue increased to 14.7% for the six months ended March 31, 2017 from 12.9% for the six months ended March 31, 2016.

Carpets Selling, General and Administrative Expense

Carpets selling, general and administrative expense was $5.2 million for the six months ended March 31, 2017, an increase of $1.3 million, or 32.2%, compared to selling, general and administrative expense of $3.9 million for the six months ended March 31, 2016.  The increase was primarily attributable to higher sales commissions as a result of increased net revenue, increased headcount to support growth in the cabinet and granite divisions, and to a lesser extent increased legal fees to defend against legal claims.  Carpets has invested heavily in its cabinet and granite infrastructure to ensure a high level of quality in a rapid growth phase.  Selling, general and administrative expense as a percentage of net revenue decreased to 15.5% for the six months ended March 31, 2017 from 17.0% for the six months ended March 31, 2016 as a result of fixed expenses, mainly facilities and headcount, which do not fluctuate with net revenue.  We expect Carpets selling, general and administrative expenses to decline as it implement cost savings measures over the next three to six months.

Phoenix Selling, General and Administrative Expense

Phoenix selling, general and administrative expense for the six months ended March 31, 2017 was $6.1 million, an increase of $0.8 million, or 15.4%, compared to selling, general and administrative expense of $5.3 million for the six months ended March 31, 2016.  The increase was mainly to support the expansion of revenue from packaging services as a result of the Color Optics acquisition.  Selling, general and administrative expense as a percentage of net revenue decreased to 12.6% for the six months ended March 31, 2017 from 13.2% for the six months ended March 31, 2016 as a result of fixed expenses, mainly headcount, which do not fluctuate with net revenue.

ALJ Selling, General and Administrative Expense

ALJ selling, general and administrative expense for the six months ended March 31, 2017 was $1.6 million, a decrease of $0.8 million, or 34.2%, compared to selling, general and administrative expense of $2.4 million for the six months ended March 31, 2016. The decrease was primarily attributable to a decrease in legal and accounting fees as a result of completing the uplisting process from the Pink Sheets to NASDAQ during May 2016.  We expect higher selling, general and administrative expense in the future as we comply with SEC reporting requirements and regulations.

Depreciation and Amortization

	Six Months Ended March 31,
(in thousands)	2017	2016	$ Change	% Change
Faneuil	$3,752	$2,960	$792	26.8%
Carpets	354	306	48	15.7
Phoenix	1,285	1,219	66	5.4
Consolidated depreciation and amortization	$5,391	$4,485	$906	20.2%

Faneuil Depreciation and Amortization

Faneuil depreciation and amortization expense for the six months ended March 31, 2017 was $3.8 million, an increase of $0.8 million, or 26.8% compared to depreciation and amortization expense of $3.0 million for the six months ended March 31, 2016.  The increase was attributable to capital equipment purchased to support new and expanded contracts.  Because each Faneuil contract requires unique capital investment and infrastructure such as lease buildouts, Faneuil depreciation and amortization expense is impacted by the timing of new contracts and the completion of existing contracts.

Carpets Depreciation and Amortization

Carpets depreciation and amortization expense for the six months ended March 31, 2017 was $0.4 million, an increase of less than $0.1 million, or 15.7% compared to depreciation and amortization expense of $0.3 million for the six months ended March 31, 2016.  The slight increase was attributable to the installation of automation machinery to support its new granite and stone facility.

Phoenix Depreciation and Amortization

Phoenix depreciation and amortization expense for the six months ended March 31, 2017 was $1.3 million, an increase of less than $0.1 million, or 5.4% compared to depreciation and amortization expense of $1.2 million for the six months ended March 31, 2016.  The slight increase was attributable to amortization of intangible assets associated with the Color Optics acquisition.

Interest Expense

Interest expense for the six months ended March 31, 2017 was $4.7 million, an increase of $0.2 million, or 4.2% compared to interest expense of $4.5 million for the six months ended March 31, 2016. The increase was a result of a $10.0 million increased borrowing on our term loan, which was used to acquire Color Optics.  This increase was slightly offset by reduced interest expense as a result of quarterly principal payments.

Income Taxes

Income tax provision for the six months ended March 31, 2017 was $0.8 million, an increase of $0.6 million, compared to income tax provision of $0.2 million for the six months ended March 31, 2016.  The effective income tax rate for the six months ended March 31,

2017 and March 31, 2016 was 44.5% and 18.3%, respectively. The increase to both the income tax provision and the effective income tax rate was attributable to the treatment of the NOL valuation allowance.  As of September 30, 2016, our NOL valuation allowance was reduced.  The provision for income taxes for the six months ended March 31, 2017 includes deferred income tax expense, whereas the three months ended March 31, 2016 did not include deferred income tax expense.

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

Liquidity and Capital Resources

Historically, our principal sources of liquidity have been cash provided by operations and borrowings under various debt arrangements.  At March 31, 2017, our principal sources of liquidity included cash and cash equivalents of $1.2 million and an available borrowing capacity of $24.1 million on our line of credit.  Our principal uses of cash have been for acquisitions and to pay down debt.  We anticipate these uses will continue to be our principal uses of liquidity in the future.

Global financial and credit markets have been volatile in recent years, and future adverse conditions of these markets could negatively affect our ability to secure funds or raise capital at a reasonable cost or at all.  For additional discussion of our various debt arrangements see Contractual Obligations below.

In summary, our cash flows for each period were as follows (in thousands):

	Six Months Ended March 31,
	2017	2016
Cash provided by operating activities	$9,954	$3,714
Cash used by investing activities	(5,857)	(95)
Cash used by financing activities	(8,217)	(2,598)
Change in cash and cash equivalents	$(4,120)	$1,021

We recognized net income of $0.9 million for the six months ended March 31, 2017 and generated cash from operating activities of $10.0 million, offset by cash used by investing activities of $5.9 million and financing activities of $8.2 million.

We recognized net income of $0.8 million for the six months ended March 31, 2016 and generated cash from operating activities of $3.7 million, offset by cash used in investing activities of $0.1 million and financing activities of $2.6 million.

Operating Activities

Cash provided by operations of $10.0 million during the six months ended March 31, 2017 was the result of our $0.9 million net income and $9.2 million addback of net non-cash expenses, and $0.1 million of net cash used by changes in operating assets and liabilities.  The most significant components of net non-cash expenses were depreciation and amortization of $8.0 million, stock-based compensation of $0.4 million, and amortization of non-cash interest expense of $0.5 million.  The most significant components of changes in operating assets and liabilities included collateral deposits of $1.3 million and other liabilities of $1.7 million, which provided cash, and accounts receivable of $2.2 million, which used cash.

Cash provided by operations of $3.7 million during the six months ended March 31, 2016 was the result of our $0.8 million net income and $6.8 million addback of net non-cash expenses, and $3.9 million of net cash used by changes in operating assets and liabilities.  The most significant components of net non-cash expenses were depreciation and amortization of $6.3 million, stock-based compensation of $0.4 million, and amortization of non-cash interest expense of $0.5 million, offset by deferred income tax benefit of $0.5 million.  The most significant components of changes in operating assets and liabilities included collateral deposits of $1.8 million and deferred revenue and customer deposits of $1.3 million, which provided cash, and accounts receivable of $4.5 million and other assets of $1.7 million, which used cash.

Investing Activities

For the six months ended March 31, 2017, our investing activities used $5.9 million of cash, of which $4.6 million was used to purchase equipment, software and leasehold improvements for Faneuil’s new and existing customers, and $1.4 million was used to purchase capital equipment in the normal course of operations.

For the six months ended March 31, 2016, our investing activities used $0.1 million of cash, of which $1.0 million was used to purchase equipment, software and leasehold equipment, partially offset by $0.9 million related to the sale of one of our facilities.

Financing Activities

For the six months ended March 31, 2017, our financing activities used $8.2 million of cash, of which $6.6 million was used to pay down our term loan, $1.1 million was used for payments on capital leases and $0.7 million was used for payments on financed insurance premiums, offset by net advances on our line of credit of $0.2 million.

For the six months ended March 31, 2016, our financing activities used $2.6 million of cash, of which $3.9 million was used to pay down our term loan, $0.5 million was used for payments on capital leases, $0.5 million was used for payments on financed insurance premiums, $0.1 million was used to repurchase our common stock, offset by net advances on our line of credit of $2.5 million.

Contractual Obligations

The following table summarizes our significant contractual obligations at March 31, 2017, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments due by Period
		Less Than	One – Three	Four – Five	More than Five
	Total	One Year	Years	Years	Years
Line of credit(1)	$179	$—	$—	$179	$—
Term loan payable(1)	95,330	8,625	25,875	60,830	—
Operating lease obligations	12,698	5,157	7,124	417	—
Capital lease obligations	6,069	2,210	2,543	1,316	—
Other long-term liabilities(2)	5,303	1,039	4,264	—	—
Total contractual cash obligations	$119,579	$17,031	$39,806	$62,742	$—
(1)

In August 2015, we entered into a financing agreement (“Financing Agreement”) with Cerberus Business Finance, LLC (“Cerberus”), to borrow $105.0 million in a term loan (“Cerberus Term Loan”) and have available up to $30.0 million in a revolving loan (“Cerberus/PNC Revolver”), collectively (“Cerberus Debt”).  The proceeds were used to fund the acquisition of Phoenix, to refinance the outstanding debt of ALJ, Faneuil and Carpets, and to provide working capital facilities to all three of our subsidiaries and ALJ.   In July 2016, we entered into the First Amendment to the Financing Agreement, which increased borrowings under the Cerberus Term Loan by $10.0 million and modified certain covenants.

During the six months ended March 31, 2017, interest accrued at an annual rate of 9.5% on the $10.0 million incremental borrowings, and 7.5% on the remaining Cerberus Term Loan borrowings.  When certain loan covenants are met, the annual interest rate on the incremental borrowings will decrease from 9.5% to 7.5%.   Interest payments are due in arrears on the first day of each month.  Quarterly principal payments of approximately $2.2 million are due on the last day of each fiscal quarter and annual principal payments equal to 75% of our excess cash flow, as defined in the Financing Agreement, are due upon delivery of the audited financial statements.  A final balloon payment is due at maturity, August 14, 2020.  There is a prepayment penalty equal to 2% if the Cerberus Term Loan is repaid prior to August 2017, and 1% if it is paid between August 2017 and August 2018.  We may make payments against the loan with no penalty up to $7.0 million.  As of March 31, 2017, the balance on the Cerberus Term Loan was approximately $95.3 million.

We have the option to prepay (and re-borrow) the outstanding balance of the Cerberus/PNC Revolver, without penalty.  Each subsidiary has the ability to borrow under the Cerberus/PNC Revolver (up to $30.0 million in the aggregate for all subsidiaries combined) but availability is limited to 85% of eligible receivables. The Cerberus/PNC Revolver carries an unused fee of 0.5%. Additionally, the Cerberus/PNC Revolver provides for a sublimit for letters of credit up to $15.0 million. Faneuil had a $3.4 million letter of credit under the Financing Agreement as of March 31, 2017.  The Cerberus/PNC Revolver has a final maturity date of August 14, 2020.  During the six months ended March 31, 2017, interest accrued on the Cerberus/PNC Revolver at an annual rate ranging from 9.25% to 9.5%.  As of March 31, 2017, the balance on the Cerberus/PNC Revolver was approximately $0.2 million.

The Cerberus Debt is secured by substantially all our assets and imposes certain limitations on us, including our ability to incur debt, grant liens, initiate certain investments, declare dividends and dispose of assets.  The Cerberus Debt also requires us to comply with certain debt covenants.  As of March 31, 2017, we were in compliance with all debt covenants and had unused borrowing capacity of $24.1 million.

(2)	Amounts represent future cash payments to satisfy our short- and long-term workers’ compensation reserve and other long-term liabilities recorded on our consolidated balance sheets

Off-Balance Sheet Arrangements

As of March 31, 2017, we had two types of off-balance sheet arrangements.

Surety Bonds.  As part of Faneuil’s normal course of operations, certain customers require surety bonds guaranteeing the performance of a contract.  As of March 31, 2017, the face value of such surety bonds, which represents the maximum cash payments that Faneuil would have to make under certain circumstances of non-performance, was approximately $33.1 million.

Letter of Credit.  Faneuil had a letter of credit for $3.4 million as of March 31, 2017.

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

For a complete summary of our significant accounting policies, please refer to Note 2, “Summary of Significant Accounting Policies,” included with our audited financial statements and notes thereto for the years ended September 30, 2016 and 2015, filed with the SEC on December 23, 2016.  There were no material changes to significant accounting policies during the six months ended March 31, 2017.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

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

The parties are engaged in substantive discovery at this time while also attempting to resolve the ongoing dispute between Faneuil, 3M and ERC through settlement discussions. Faneuil anticipates that ERC will transition the services currently provided by Faneuil to an internal customer service operation within the next sixty (60) to ninety (90) days, at which time Faneuil will cease providing services to 3M and ERC.

Faneuil believes the facts support its claims that the disputed services should be paid and that 3M’s counterclaims are without merit.  Faneuil intends to vigorously prosecute its claims against 3M and to defend against 3M’s counterclaims.  Although litigation is inherently unpredictable, Faneuil is confident in its ability to continue to collect for the disputed services and believes it will collect all or substantially all of its outstanding receivables.  ALJ intends to reassess the litigation periodically, and will update its disclosure accordingly.

McNeil, et al. v. Faneuil, Inc.

Tammy McNeil, a former Faneuil call center employee, filed a Fair Labor Standards Act collective action case against Faneuil in federal court in Newport News, Virginia in 2015.  The class asserts various timekeeping and overtime violations that Faneuil denies.  The trial court conditionally granted a nationwide class for a three-year period from 2012-2015 and going forward.  With a trial schedule for June of 2017 the parties were engaging in substantive discovery and disclosing the reports provided by expert witnesses while also pursuing settlement possibilities.

After mediation and continuing settlement discussions, the parties reached a tentative settlement on April 19, 2017.  The parties are currently reducing the settlement agreement to writing and will, upon concluding that process, present the proposed settlement agreement to the court for approval.  The settlement agreement, in which Faneuil denies any and all liability to the plaintiffs and which acknowledges that Faneuil is resolving the case solely to avoid the costs and risks of trial, calls for the following:  1) Faneuil will pay $0.2 million, inclusive of service fees, to the named plaintiff and others who participated in discovery; 2) the plaintiffs shall have the option to petition the court for an award of liquidated damages; and 3) the plaintiffs shall have the right to petition the court for an award of reasonable attorney’s fees and costs as permitted under the Fair Labor Standards Act.  The parties appeared before the trial court on May 10, 2017 to move for approval of the settlement; however, the judge requested clarification of certain aspects of the proposed settlement based on the parties’ disagreements regarding the terms of the written settlement agreement.  As of the date of this report, the parties were working together to resolve the points of disagreement and clarify matters for the court.  Faneuil anticipates resolving the matter in the near future.

Thornton vs. ALJ Regional Holdings, Inc., et al.

On September 21, 2016, Plaintiffs Clifford Thornton and Tracey Thornton filed a complaint in the Nevada District Court for Clark County against ALJ, Carpets, Steve Chesin, and Jess Ravich.  The complaint includes claims for (1) fraud, (2) bad faith, (3) civil conspiracy, (4) unjust enrichment, (5) wrongful termination, (6) intentional infliction of emotional distress, (7) negligent infliction of emotional distress, and (8) loss of marital consortium. On November 1, 2016, the defendants filed an answer to the complaint generally denying all claims. An early case conference was conducted on February 8, 2017, and the parties are compiling their initial disclosures.  ALJ and Carpets believe this action is without merit and intend to defend it vigorously.

In connection with its pending litigation matters (including the matters described above), management has estimated the range of possible loss, including fees and expenses, to be between $1.3 million and $1.5 million; however, as management has determined that no one estimate within the range is better than another, it has accrued $1.3 million as of March 31, 2017.

Other Litigation

We and our subsidiaries have been named in, and from time to time may become named in, various other lawsuits or threatened actions that are incidental to our ordinary business. Litigation is inherently unpredictable. Any claims against us, whether meritorious or not, could be time-consuming, cause us to incur costs and expenses, require significant amounts of management time and result in the diversion of significant operational resources. The results of these lawsuits and actions cannot be predicted with certainty. We concluded as of March 31, 2017 that the ultimate resolution of these matters will not have a material adverse effect on our business, consolidated financial position, results of operations or cash flows.

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

As of March 31, 2017, $95.5 million of our current borrowings under the Cerberus Term Loan and potential future borrowings are, and may continue to be, at variable rates of interest, tied to LIBOR or the Prime Rate of interest, thus exposing us to interest rate risk. As announced by the Federal Reserve Board, the federal funds rate is expected to increase in the near term, which may also have an impact on long-term rates. If interest rates do increase, our debt service obligations on our variable rate indebtedness could increase even if the amount borrowed remained the same, resulting in a decrease in our net income. For example, if interest rates increased in the future by 100 basis points, based on our current borrowings as of March 31, 2017, we would incur approximately an additional $1.0 million per annum in interest expense.

We may not receive the full amounts estimated under the contracts in our backlog, which could reduce our revenue in future periods below the levels anticipated. This makes backlog an uncertain indicator of future operating results.

As of March 31, 2017, each of our subsidiaries had a significant backlog.  Our backlog is typically subject to large variations from quarter to quarter and comparisons of backlog from period to period are not necessarily indicative of future revenue. The contracts comprising our backlog may not result in actual revenue in any particular period or at all, and the actual revenue from such contracts may differ from our backlog estimates. The timing of receipt of revenue, if any, on projects included in backlog could change because many factors affect the scheduling of projects. In certain instances, customers may have the right to cancel, reduce or defer amounts that we have in our backlog, which could negatively affect our future revenue.  The failure to realize all amounts in our backlog could adversely affect our revenue and gross margins. As a result, our subsidiaries’ backlog as of any particular date may not be an accurate indicator of our future revenue or earnings.

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

Your share ownership may be diluted by the issuance of additional shares of our common or preferred stock or securities convertible into common or preferred stock in the future. As of March 31, 2017, a total of 2,284,000 shares of our common stock are issuable pursuant to vested and outstanding options issued by us at a weighted-average exercise price of $2.15. It is probable that options to purchase our common stock will be exercised during their respective terms if the fair market value of our common stock exceeds the exercise price of the particular option. If the stock options are exercised, your share ownership will be diluted.  Additionally, we have options to purchase up to 2,000,000 shares of ALJ common stock available for grant under our existing equity compensation plans as of March 31, 2017.

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

None

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

ALJ Regional Holdings, Inc.

Date: May 12, 2017
/s/ Jess Ravich
Jess Ravich
Executive Chairman
(Principal Executive Officer)

Date: May 12, 2017
/s/ T. Robert Christ
T. Robert Christ
Chief Financial Officer
(Principal Financial Officer)