Form 10-Q
period 2017-06-30
ALJ REGIONAL HOLDINGS INC
filed 2017-08-14
CIK 1438731

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission File Number: 001-37689

ALJ REGIONAL HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	13-4082185
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

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

The number of shares of common stock, $0.01 par value per share, outstanding as of August 4, 2017 was 36,041,308.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes statements regarding our assumptions, projections, expectations, targets, intentions or beliefs about future events or other statements that are not historical facts.  Forward-looking statements in this Quarterly Report on Form 10-Q include, without limitation, statements regarding management’s plans, our ability to continue to fund operations and our future sources of liquidity and capital resources, the execution of our strategy of buying attractively-valued assets, the expected synergies resulting from integrating acquisitions into our operations, the implementation of cost-savings measures at certain of our subsidiaries, our ability to improve operating margins, and the resolution of our current or potential litigation.  Words or phrases such as “anticipates,” “may,” “will,” “should,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “targets,” “will likely result,” “will continue” or similar expressions are intended to identify forward-looking statements.  These forward-looking statements are based on current assumptions and predictions and are subject to numerous risks and uncertainties.  Actual results or events could differ materially from those set forth or implied by such forward-looking statements and related assumptions due to certain factors, including, without limitation, the risks set forth under the caption “Risk Factors” below.

Any forward-looking statements included in this Quarterly Report on Form 10-Q are made as of the date hereof, based on information available to us as of the date hereof, and, we assume no obligation to update any forward-looking statements.

ALJ REGIONAL HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED JUNE 30, 2017

PART I.  FINANCIAL INFORMATION

Item 1 - Financial Statements

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	June 30,	September 30,
	2017	2016
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,876	$5,279
Accounts receivable (net of allowances of $838 in 2017 and $830 in 2016)	50,607	44,288
Inventories, net	10,019	8,873
Prepaid expenses and other current assets	5,891	5,404
Assets held for sale	—	140
Total current assets	68,393	63,984
Property and equipment, net	52,590	51,811
Goodwill	54,964	53,417
Intangible assets, net	44,509	38,196
Collateral deposits, less current portion	879	2,179
Other assets	6,039	5,723
Total assets	$227,374	$215,310
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,059	$13,258
Accrued expenses	12,401	10,614
Income taxes payable	894	633
Deferred revenue and customer deposits	6,941	2,981
Current portion of term loan, net of deferred loan costs	7,686	9,887
Current portion of capital lease obligations	1,978	2,046
Current portion of workers’ compensation reserve	1,031	1,053
Other current liabilities	420	1,679
Total current liabilities	44,410	42,151
Line of credit, less current portion, net of deferred loan costs	6,280	—
Term loan payable, less current portion, net of deferred loan costs	82,828	88,666
Deferred revenue, less current portion	3,404	3,783
Workers’ compensation reserve, less current portion	1,789	1,822
Capital lease obligations, less current portion	3,562	2,705
Deferred tax liability	2,037	1,430
Other non-current liabilities	2,198	806
Total liabilities	146,508	141,363
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.01 par value; total authorized – 5,000,000 shares; 1,000,000 shares authorized for Series A; 550,000 shares authorized for Series B; none issued and outstanding as of June 30, 2017 and September 30, 2016	—	—
Common stock, $0.01 par value; authorized – 100,000,000 shares; 36,041,308 and 34,574,641 shares issued and outstanding at June 30, 2017 and September 30, 2016, respectively	360	346
Additional paid-in capital	275,372	270,370
Accumulated deficit	(194,866)	(196,769)
Total stockholders’ equity	80,866	73,947
Total liabilities and stockholders’ equity	$227,374	$215,310

See accompanying notes

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
Net revenue	$83,473	$64,857	$240,386	$195,933
Costs and expenses:
Cost of revenue	63,505	48,903	184,693	149,797
Selling, general, and administrative expense	16,431	11,962	45,728	36,798
(Gain) loss on disposal of assets, net	(4)	2	8	(117)
Total operating expenses	79,932	60,867	230,429	186,478
Operating income	3,541	3,990	9,957	9,455
Other (expense) income:
Interest expense, net	(2,302)	(2,175)	(7,020)	(6,701)
Other income	298	—	298	—
Total other, net	(2,004)	(2,175)	(6,722)	(6,701)
Income before income taxes	1,537	1,815	3,235	2,754
Provision for income taxes	(577)	(407)	(1,332)	(579)
Net income	$960	$1,408	$1,903	$2,175
Basic earnings per share of common stock	$0.03	$0.04	$0.05	$0.06
Diluted earnings per share of common stock	$0.03	$0.04	$0.05	$0.06
Weighted average shares of common stock outstanding:
Basic	35,139	34,698	34,763	34,902
Diluted	36,164	35,838	35,880	36,068

See accompanying notes

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Nine Months Ended June 30,
	2017	2016
Operating activities
Net income	$1,903	$2,175
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization - cost of revenue	3,993	2,792
Depreciation and amortization - selling, general, and administrative expense	8,185	6,798
Stock-based compensation expense	563	689
Provision for bad debts	155	300
Deferred income taxes	607	18
Noncash (gain) loss, net	(290)	(117)
Amortization of deferred loan costs	772	741
Changes in operating assets and liabilities:
Accounts receivable, net	(3,034)	(1,967)
Inventories, net	(1,146)	(743)
Collateral deposits	1,300	1,821
Prepaid expenses and other current assets	886	1,028
Other assets	(156)	(1,713)
Accounts payable	(701)	1,308
Accrued expenses	1,293	(961)
Income tax payable	261	407
Deferred revenue and customer deposits	1,560	1,900
Workers’ compensation reserve	(55)	(96)
Other current liabilities	(760)	(97)
Other liabilities	1,392	(316)
Cash provided by operating activities	16,728	13,967
Investing activities
Acquisitions, net of cash acquired	(8,037)	—
Proceeds from sale of assets	152	945
Capital expenditures	(6,905)	(3,183)
Cash used by investing activities	(14,790)	(2,238)
Financing activities
Net proceeds (payments) on line of credit	6,458	(21)
Payments on term loan	(8,795)	(8,906)
Repurchase of common stock	—	(2,063)
Debt issuance costs	(194)	(339)
Payments on financed insurance premiums	(1,067)	(806)
Payments on capital leases	(1,743)	(829)
Cash used by financing activities	(5,341)	(12,964)
Change in cash and cash equivalents	(3,403)	(1,235)
Cash and cash equivalents at beginning of period	5,279	5,103
Cash and cash equivalents at end of period	$1,876	$3,868
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Taxes	$588	$155
Interest	$6,283	$5,991
Non-cash investing and financing activities:
Capital equipment purchases financed with capital leases	$2,532	$1,427
Financed insurance premiums	$866	$1,131
Issuance of common stock for acquisition	$4,708	$—

See accompanying notes

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Basis of Presentation

Organization

ALJ Regional Holdings, Inc. (including subsidiaries, referred to collectively in this Report as “ALJ,” the “Company” or “we”) is a holding company.  ALJ’s primary assets as of June 30, 2017, were all of the outstanding capital stock of the following companies:

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

•

Floors-N-More, LLC, d/b/a Carpets N’ More (“Carpets”).  Carpets is one of the largest floor covering retailers in Las Vegas, Nevada, and a provider of multiple products, including all types of flooring, countertops, cabinets, window coverings and garage/closet organizers, for the commercial, retail and home builder markets. Carpets operates four retail locations, as well as a stone and solid surface fabrication facility.  ALJ acquired Carpets effective April 1, 2014.

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

The Company has made estimates and judgments affecting the amounts reported in its condensed consolidated financial statements and the accompanying notes.  Significant estimates and assumptions by management are used for, but are not limited to, determining the fair value of assets and liabilities, including intangible assets acquired and allocation of acquisition purchase prices, estimated useful lives, recoverability of long-lived and intangible assets, the recoverability of goodwill, the realizability of deferred tax assets, stock-based compensation, the likelihood of material loss as a result of loss contingencies, customer lives, the allowance for doubtful accounts and inventory reserves, and calculation of insurance reserves.  Actual results may differ materially from estimates. The interim financial information is unaudited but reflects all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly ALJ’s results of operations and financial position for the interim period.  The results of operations for the three and nine months ended June 30, 2017, are not necessarily indicative of the results expected for future quarters or the full year.  ALJ reclassified certain prior period amounts on the balance sheet to conform to current period presentation.  See Note 2 – Accounting Standard Adopted for further discussion.

For a complete summary of ALJ’s significant accounting policies, please refer to Note 2, “Summary of Significant Accounting Policies,” included with ALJ’s audited financial statements and notes thereto for the years ended September 30, 2016 and 2015, filed with the SEC on December 23, 2016 as part of ALJ’s Annual Report on Form 10-K.  There were no material changes to significant accounting policies during the nine months ended June 30, 2017.

2. Recent Accounting Standards

Accounting Standards Adopted

In February 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-02, “Amendments to the Consolidation Analysis.”  ASU 2015-02 changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities.  ALJ adopted ASU 2015-02 on October 1, 2016.  The standard did not have a significant impact on our condensed consolidated financial statements.

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

Accounting Standards Not Yet Adopted

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” to supersede nearly all existing revenue recognition guidance under U.S. GAAP.  The core principle of ASU 2014-09 is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services.  ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing U.S. GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation.  Subsequently, the FASB has issued the following standards to provide additional clarification and implementation guidance for ASU 2014-09: (i) ASU 2016-08, “Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” (ii) ASU 2016-10, “Identifying Performance Obligations and Licensing,” and (iii) ASU 2016-12, “Narrow-Scope Improvements and Practical Expedients.”  Management is currently assessing the effect that ASU 2014-09, including all subsequently issued standards, will have on the Company’s consolidated financial statements and related disclosures.  Included in management’s assessment is the determination of an effective adoption date and transition method for adoption.  We expect to complete our initial assessment process, including the selection of an effective adoption date and transition method for adoption, by September 30, 2017.

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

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Measurement of Credit Losses on Financial Instruments.”  ASU 2016-13 provides new guidance that changes the accounting for recognizing impairments of financial assets. Under the new guidance, credit losses for certain types of financial instruments will be estimated based on expected losses. The new guidance also modifies the impairment models for available-for-sale debt securities and for purchased financial assets with credit deterioration since their origination. Management is currently assessing the effect that ASU 2016-13 will have on the Company’s consolidated financial statements and related disclosures.  Included in management’s assessment is the determination of an effective adoption date and transition method for adoption.  We expect to complete our initial assessment process, including the selection of an effective adoption date and transition method for adoption, by September 30, 2017.

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

In May 2017, the FASB issued ASU 2017-9, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting, which provides guidance about what changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. Per ASU 2017-9, an entity should account for the effects of a modification unless all the following are met: (1) the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the modified award is the same as the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the original award immediately before the original award is modified. If the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification, (2) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified, and (3) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The current disclosure requirements in Topic 718 apply regardless of whether an entity is required to apply modification accounting under the amendments in ASU 2017-9.  Management is currently assessing the effect that ASU 2017-9 will have on the Company’s consolidated financial statements and related disclosures.  Included in management’s assessment is the determination of an effective adoption date.  We expect to complete our initial assessment process, including the selection of an effective adoption date and transition method for adoption, by September 30, 2017.

In May 2017, the FASB issued ASU 2017-10, Service Concession Arrangements (Topic 853): Determining the Customer of the Operation Services, which eliminates uncertainty regarding how an operating entity determines the customer of the operation services for transactions within the scope of Topic 853. ASU 2017-10 clarifies that the grantor is the customer of the operation services in all cases for service concession arrangements within the scope of Topic 853. Management is currently assessing the effect that ASU 2017-10 will have on the Company’s consolidated financial statements and related disclosures.  Included in management’s assessment is the determination of an effective adoption date.  We expect to complete our initial assessment process, including the selection of an effective adoption date and transition method for adoption, by September 30, 2017.

3. Acquisition

Customer Management Outsourcing Business

On May 26, 2017 (the “CMO Business Purchase Date”), Faneuil acquired certain assets and assumed certain liabilities associated with the customer management outsourcing business (“CMO Business”) of Vertex Business Services LLC (“Vertex”) for an adjusted purchase price of $12.7 million.  ALJ financed the acquisition with cash on hand, increased borrowings of $5.5 million on its line of credit, and the issuance of 1,466,667 shares of ALJ common stock.  The common stock was valued at $3.21 per share, which was the closing price of the common stock as listed on the NASDAQ Global Market on the CMO Business Purchase Date.

The CMO Business, which was purchased to expand Faneuil’s presence into the utilities market, provides direct customer care call center operations, back-office processes, including billing, collections and business analytics, and installation and cloud-based customer care support exclusively for the utilities industry.

The following schedule reflects the estimated fair value of assets acquired and liabilities assumed on the CMO Business Purchase Date and the purchase price details (in thousands):

Purchase Price
Balance Sheet Caption	Allocation
Total current assets	$3,947
Fixed assets	553
Identified intangible assets:
Customer relationships	3,790
Supply agreements/contract backlog	5,418
Non-compete agreements	250
Goodwill	1,547
Total assets	15,505
Total current liabilities	(2,760)
Purchase price	$12,745

Break Out of Components of Purchase Price Consideration
Cash	$2,537
Line of credit (note 7)	5,500
Common stock issued (note 9)	4,708
Purchase price	$12,745

Impact of the CMO Business Acquisition to the Consolidated Results of Operations

The following is a summary of CMO Business revenue and earnings included in the Company’s consolidated statements of income for both the three and nine months ended June 30, 2017 (in thousands):

Income Statement Caption	Amount
Revenue	$3,648
Operating income	1,067

The Company accounted for the CMO Business acquisition using the acquisition method of accounting. Accordingly, the assets and liabilities were recorded at their fair values at the date of acquisition. The excess of the purchase price over the fair value of the tangible and intangible assets acquired and the liabilities assumed was recorded as goodwill. During the measurement period, if new information is obtained about facts and circumstances that existed as of the acquisition date, cumulative changes in the estimated fair values of the net assets recorded may change the amount of the purchase price allocable to goodwill. During the measurement period, which expires one year from the acquisition date, changes to any purchase price allocations that are material to the Company's consolidated financial results will be adjusted in the reporting period in which the adjustment amount is determined.

During the three months ended June 30, 2017, the Company incurred approximately $0.2 million of acquisition-related costs in connection with the CMO Business, which were expensed to selling, general, and administrative expense as incurred.

4. Concentration Risks

Cash

The Company maintains its cash balances in accounts, which, at times, may exceed federally insured limits. The Company has not experienced any loss in such accounts and believes there is little exposure to any significant credit risk.

Major Customers and Accounts Receivable

ALJ did not have any customer with net revenue in excess of 10% of consolidated net revenue during the three or nine months ended June 30, 2017.  ALJ had one customer with net revenue of 19.3% and 19.0% of consolidated net revenue for the three and nine months ended June 30, 2016.  Each of ALJ’s segments had customers that represented more than 10% of their respective net revenue, as described below.

Faneuil.  The percentage of Faneuil net revenue derived from its significant customers was as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
Customer A	17.9%	38.9%	18.5%	37.2%
Customer B	**	**	13.8	12.8
Customer C	**	**	10.9	**

** Less than 10% of Faneuil net revenue.

Trade receivables from these customers totaled $5.3 million on June 30, 2017.  As of June 30, 2017, all Faneuil accounts receivable were unsecured.  Risk with respect to Faneuil accounts receivable is mitigated by credit evaluations performed on customers and the short duration of payment terms extended to customers.

Carpets.  The percentage of Carpets net revenue derived from its significant customers was as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
Customer A	38.4%	**	33.6%	**
Customer B	20.3	27.9	24.9	29.3
Customer C	18.2	27.1	17.7	24.8

** Less than 10% of Carpets net revenue.

Trade receivables from these customers totaled $5.9 million on June 30, 2017.  As of June 30, 2017, all Carpets accounts receivable were unsecured.  Risk with respect to Carpets accounts receivable is mitigated by credit evaluations performed on customers and the short duration of payment terms extended to customers.

Phoenix.  The percentage of Phoenix net revenue derived from its significant customers was as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
Customer A	13.5%	15.2%	18.1%	19.7%
Customer B	12.2	11.1	11.5	**
Customer C	11.4	16.6	10.0	12.9
Customer D	**	12.5	**	**

** Less than 10% of Phoenix net revenue.

Trade receivables from these customers totaled $1.5 million on June 30, 2017.  As of June 30, 2017, all Phoenix accounts receivable were unsecured.  Risk with respect to Phoenix accounts receivable is mitigated by credit evaluations performed on customers and the short duration of payment terms extended to customers.

Supplier Risk

ALJ did not have any suppliers that represented more than 10% of consolidated inventory purchases during the three or nine months ended June 30, 2017 or 2016.   However, two of ALJ’s segments had suppliers that represented more than 10% of their respective inventory purchases, as described below.

Carpets.  The percentage of Carpets inventory purchases from its significant suppliers was as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
Supplier A	26.2%	14.2%	27.0%	18.9%
Supplier B	24.1	18.0	22.1	18.1
Supplier C	11.6	11.5	11.2	12.4

If these suppliers were unable to provide materials on a timely basis, Carpets management believes alternative suppliers could provide the required materials with minimal disruption to the business.

Phoenix.  The percentage of Phoenix inventory purchases from its significant suppliers was as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
Supplier A	25.0%	32.3%	28.3%	31.1%
Supplier B	**	15.3	**	12.8
Supplier C	**	**	10.2	11.4

** Less than 10% of Phoenix inventory purchases.

If these suppliers were unable to provide materials on a timely basis, Phoenix management believes alternative suppliers could provide the required supplies with minimal disruption to the business.

5. Composition of Certain Financial Statement Captions

Accounts Receivable

The following table summarizes accounts receivable at the end of each reporting period (in thousands):

	June 30,	September 30,
	2017	2016
Accounts receivable	$46,122	$40,597
Unbilled receivables	5,323	4,521
Total accounts receivable	51,445	45,118
Less: Allowance for doubtful accounts	(838)	(830)
Total accounts receivable, net	$50,607	$44,288

Inventories

The following table summarizes inventories at the end of each reporting period (in thousands):

	June 30,	September 30,
	2017	2016
Raw materials	$3,406	$3,248
Semi-finished goods/work in process	4,071	3,361
Finished goods	2,683	2,447
Total inventory	10,160	9,056
Less: Allowance for obsolete inventory	(141)	(183)
Total inventory, net	$10,019	$8,873

Property and Equipment

The following table summarizes property and equipment at the end of each reporting period (in thousands):

	June 30,	September 30,
	2017	2016
Computer and office equipment	$9,017	$7,983
Software	9,982	8,999
Furniture and fixtures	3,599	2,963
Leasehold improvements	8,810	5,983
Construction in process	257	240
Vehicles	228	216
Land	9,167	9,167
Building and improvements	15,614	15,591
Machinery and equipment	21,793	17,599
Total property and equipment	78,467	68,741
Less: Accumulated depreciation and amortization	(25,877)	(16,930)
Total property and equipment, net	$52,590	$51,811

Property and equipment depreciation and amortization expense, including amounts related to capitalized leased assets, was $3,035,000 and $2,291,000 for the three months ended June 30, 2017 and 2016, respectively, and $9,032,000 and $6,674,000 for the nine months     ended June 30, 2017 and 2016, respectively.

Goodwill

The following table summarizes goodwill by reportable segment at the end of each reporting period (in thousands):

	June 30,	September 30,
	2017	2016
Faneuil	$21,276	$19,729
Carpets	2,555	2,555
Phoenix	31,133	31,133
Total goodwill	$54,964	$53,417

Intangible Assets

The following table summarizes identified intangible assets at the end of each reporting period (in thousands):

	June 30, 2017			September 30, 2016
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer relationships	$34,400	$(6,726)	$27,674	$30,610	$(4,816)	$25,794
Trade names	10,760	(1,035)	9,725	10,760	(713)	10,047
Internal software	580	(358)	222	580	(285)	295
Supply agreements/contract backlog	5,658	(144)	5,514	240	(13)	227
Non-compete agreements	3,590	(2,216)	1,374	3,340	(1,507)	1,833
Total intangible assets	$54,988	$(10,479)	$44,509	$45,530	$(7,334)	$38,196

Intangible asset amortization expense was $1,129,000 and $972,000 for the three months ended June 30, 2017 and 2016, respectively, and $3,146,000 and $2,916,000 for the nine months ended June 30, 2017 and 2016, respectively.

The following table presents expected future amortization expense for the remainder of 2017 and yearly thereafter (in thousands):

Estimated Future Amortization
2017	$1,330
2018	5,166
2019	4,786
2020	4,487
2021	4,172
Thereafter	24,568
Total estimated future amortization expense	$44,509

Term Loan

The following table summarizes ALJ’s current and noncurrent term loan payables at the end of each reporting period (in thousands):

	June 30,	September 30,
	2017	2016
Line of credit:
Line of credit	$6,458	$—
Less: deferred loan costs	(178)	—
Line of credit, net of deferred loan costs	6,280	—
Current portion of term loan:
Current portion of term loan	$8,625	$10,893
Less: deferred loan costs	(939)	(1,006)
Current portion of term loan, net of deferred loan costs	7,686	9,887
Term loan payable, less current portion:
Term loan payable, less current portion	84,549	91,076
Less: deferred loan costs	(1,721)	(2,410)
Term loan payable, less current portion, net of deferred loan costs	$82,828	$88,666

Accrued Expenses

The following table summarizes accrued expenses at the end of each reporting period (in thousands):

	June 30,	September 30,
	2017	2016
Accrued compensation and related taxes	$7,179	$6,103
Accrued board of director fees	520	130
Rebates payable	1,173	1,834
Interest payable	678	722
Medical and benefit-related expense payables	604	386
Sales tax payable	193	191
Deferred rent	267	155
Other	1,787	1,093
Total accrued expenses	$12,401	$10,614

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

6. Earnings Per Share

ALJ computed basic and diluted earnings per common share for each period as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
Net income	$960	$1,408	$1,903	$2,175
Weighted average shares of common stock outstanding - basic	35,139	34,698	34,763	34,902
Potentially dilutive effect of options to purchase common stock	1,025	1,140	1,117	1,166
Weighted average shares of common stock outstanding – diluted	36,164	35,838	35,880	36,068
Basic earnings per share of common stock	$0.03	$0.04	$0.05	$0.06
Diluted earnings per share of common stock	$0.03	$0.04	$0.05	$0.06

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

7. Debt

Term Loan and Line of Credit

In August 2015, ALJ entered into a financing agreement (“Financing Agreement”) with Cerberus Business Finance, LLC (“Cerberus”), to borrow $105.0 million in a term loan (“Cerberus Term Loan”) and have available up to $30.0 million in a revolving loan (“Cerberus/PNC Revolver”), collectively (“Cerberus Debt”).  The proceeds were used to fund the acquisition of Phoenix, to refinance the outstanding debt of ALJ, Faneuil and Carpets, and to provide working capital facilities to all three of ALJ’s subsidiaries

and ALJ.   In July 2016, ALJ entered into the First Amendment to the Financing Agreement, which increased borrowings under the Cerberus Term Loan by $10.0 million and modified certain covenants.  In May 2017, ALJ entered into the Second Amendment to the Financing Agreement, which updated certain definitions, representations and warranties, and covenants to reflect the CMO Business acquisition (note 3).

During the nine months ended June 30, 2017, interest accrued at an annual rates ranging from 9.5% to 9.65% on the $10.0 million incremental borrowings, and 7.5% to 7.65% on the remaining Cerberus Term Loan borrowings.  When certain loan covenants are met, the annual interest rate on the incremental borrowings will decrease from 9.5% to 7.5%.   Interest payments are due in arrears on the first day of each month.  Quarterly principal payments of approximately $2.2 million are due on the last day of each fiscal quarter and annual principal payments equal to 75% of ALJ’s excess cash flow, as defined in the Financing Agreement, are due upon delivery of the audited financial statements.  A final balloon payment is due at maturity, August 14, 2020.  There is a prepayment penalty equal to 2% if the Cerberus Term Loan is repaid prior to August 2017, and 1% if it is paid between August 2017 and August 2018.  ALJ may make payments of up to $7.0 million against the loan with no penalty.  As of June 30, 2017, ALJ’s balance on the Cerberus Term Loan was approximately $93.2 million.

ALJ has the option to prepay (and re-borrow) the outstanding balance of the Cerberus/PNC Revolver, without penalty.  Each subsidiary has the ability to borrow under the Cerberus/PNC Revolver (up to $30.0 million in the aggregate for all subsidiaries combined) but availability is limited to 85% of eligible receivables. The Cerberus/PNC Revolver carries an unused fee of 0.5%. Additionally, the Cerberus/PNC Revolver provides for a sublimit for letters of credit up to $15.0 million. Faneuil had a $2.7 million letter of credit under the Financing Agreement as of June 30, 2017.  The Cerberus/PNC Revolver has a final maturity date of August 14, 2020.  As discussed in note 3, ALJ funded a portion of the CMO Business acquisition by borrowing $5.5 million under the Cerberus/PNC Revolver, which accrued interest at annual rates ranging from 7.54% to 7.8% from the CMO Business Purchase Date through June 30, 2017.  The remaining balance under the Cerberus/PNC Revolver accrued interest at annual rates ranging from 9.25% to 9.5%.  As of June 30, 2017, ALJ’s balance on the Cerberus/PNC Revolver was approximately $6.5 million.

The Cerberus Debt is secured by substantially all the Company’s assets and imposes certain limitations on the Company, including its ability to incur debt, grant liens, initiate certain investments, declare dividends and dispose of assets.  The Cerberus Debt also requires ALJ to comply with certain debt covenants.  As of June 30, 2017, ALJ was in compliance with all debt covenants and had unused borrowing capacity of $14.5 million.

As of June 30, 2017, estimated future minimum payments under the Cerberus Term Loan are as follows (in thousands):

For the Year Ending June 30,	Estimated Future Minimum Payments
2018	$8,625
2019	8,625
2020	8,625
2021*	73,757
Total estimated future minimum payments	$99,632

* The majority of this amount is the final balloon payment due at maturity, August 14, 2020.

Capital Lease Obligations

Faneuil and Phoenix lease equipment under non-cancelable capital leases. As of June 30, 2017, estimated future minimum payments under non-cancelable capital leases with initial or remaining terms of one year or more are as follows (in thousands):

For the Year Ending June 30,	Estimated Future Minimum Payments
2018	$2,159
2019	1,450
2020	583
2021	535
2022	535
Thereafter	837
Total estimated future minimum payments	6,099
Less: current portion of capital lease obligations	(1,978)
Less: imputed interest	(559)
Capital lease obligations, less current portion	$3,562

8. Commitments and Contingencies

Operating Leases

The Company leases real estate, equipment, and vehicles under noncancellable operating leases. As of June 30, 2017, estimated future minimum rental commitments under noncancellable leases were as follows (in thousands):

For the Year Ending June 30,	Estimated Future Minimum Payments
2017	$5,038
2018	3,481
2019	2,146
2020	1,216
2021	166
Total estimated future minimum payments	$12,047

Employment Agreements

ALJ maintains employment agreements with certain key executive officers that provide for a base salary and annual bonus to be determined by the Board of Directors through its Compensation, Nominating, and Corporate Governance Committee.  The agreements also provide for termination payments (including payments of base salary and performance bonus), stock options, non-competition provisions, and other terms and conditions of employment.  As of June 30, 2017, termination payments related to base salary totaled $888,000.

Surety Bonds

As part of Faneuil’s normal course of operations, certain customers require surety bonds guaranteeing the performance of a contract.  As of June 30, 2017, the face value of such surety bonds, which represents the maximum cash payments that Faneuil would have to make under certain circumstances of non-performance, was $33.1 million.  To date, Faneuil has not made any non-performance payments.

Litigation, Claims, and Assessments

Faneuil, Inc. v. 3M Company

Faneuil filed a complaint against 3M Company on September 22, 2016 in the Circuit Court for the City of Richmond, Virginia.  The dispute arises out of a subcontract entered into between 3M and Faneuil in relation to a toll road project in Portsmouth, Virginia. Under the terms of the subcontract, Faneuil provides certain services to 3M as part of 3M’s agreement to provide services to Elizabeth River Crossing (“ERC”).  After multiple attempts to resolve a dispute over unpaid invoices failed, Faneuil determined to file suit against 3M to collect on its outstanding receivables.  In its complaint, Faneuil seeks recovery of $5.1 million based on three causes of action:  breach of contract, breach of the implied covenant of good faith and fair dealing and unjust enrichment.

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

A five-day bench trial is set for January 22-26, 2018.  A pretrial scheduling order has been entered.  The parties are engaged in substantive discovery at this time.  During the three months ended June 30, 2017, ERC transitioned the services that were provided by Faneuil to an internal customer service operation.  As a result of this transition, Faneuil no longer provides services to 3M or ERC.  ERC continues to reimburse Faneuil for immaterial transition costs incurred by Faneuil.

Faneuil believes the facts support its claims that the disputed services should be paid and that 3M’s counterclaims are without merit.  Faneuil intends to vigorously prosecute its claims against 3M and to defend against 3M’s counterclaims.  Although litigation is inherently unpredictable, Faneuil remains confident in its ability to collect its outstanding receivables from 3M.

McNeil, et al. v. Faneuil, Inc.

Tammy McNeil, a former Faneuil call center employee, filed a Fair Labor Standards Act collective action case against Faneuil in federal court in Newport News, Virginia in 2015.  The class asserted various timekeeping and overtime violations that Faneuil denied.  During the three months ended June 30, 2017, a tentative settlement was reached for approximately $0.3 million.  The settlement has to be approved by the district court.  Pursuant to the terms of the settlement agreement, the parties agreed to let the district court determine the appropriate amount of an award of attorney’s fees to the plaintiffs.  A hearing was held on July 24, 2017 but the court has not yet issued an opinion on fees or the fairness of the settlement agreement.

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

In connection with its pending litigation matters (including the matters described above), management has estimated the range of possible loss, including expenses, to be between $1.5 million and $1.7 million; however, as management has determined that no one estimate within the range is better than another, it has accrued $1.5 million as of June 30, 2017.

Other Litigation

We and our subsidiaries have been named in, and from time to time may become named in, various other lawsuits or threatened actions that are incidental to our ordinary business. Litigation is inherently unpredictable. Any claims against us, whether meritorious or not, could be time-consuming, cause us to incur costs and expenses, require significant amounts of management time and result in the diversion of significant operational resources. The results of these lawsuits and actions cannot be predicted with certainty. We concluded as of June 30, 2017 that the ultimate resolution of these matters will not have a material adverse effect on our business, consolidated financial position, results of operations or cash flows.

9. Equity

Common Stock

As part of the CMO Business acquisition (note 3), ALJ issued 1,466,667 shares of common stock valued at $3.21 per share, which was the closing price of ALJ common stock as listed on the NASDAQ Global Market on the CMO Business Purchase Date.

ALJ repurchased 16,520 shares of ALJ common stock at an average price of $3.90 per share and retired 85,454 shares of common stock during the nine months ended June 30, 2016.

Equity Incentive Plans

ALJ’s equity incentive plans are broad-based, long-term programs intended to attract and retain talented employees and align stockholder and employee interests.

Stock-Based Compensation.

The following table sets forth the total stock-based compensation expense included in selling, general, and administrative expense on ALJ’s Statements of Income (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
Stock options	$121	$149	$308	$349
Restricted stock	85	115	255	340
Total stock-based compensation expense	$206	$264	$563	$689

At June 30, 2017, ALJ had approximately $0.8 million of total unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of approximately 2.0 years.

Stock Option Awards.  ALJ granted 320,000 stock option awards with a total estimated fair value of approximately $442,000 during the three and nine months ended June 30, 2017.  ALJ estimated the fair value of the options on the respective grant date using the Black-Scholes valuation model under the following assumptions:  weighted average expected option life in years of 5.2 years, weighted average expected volatility of 46.7%, expected dividend yield of 0%, and weighted average risk free interest rate of 1.7%.

The “intrinsic value” of options is the excess of the value of ALJ stock over the exercise price of such options.  The total intrinsic value of options outstanding (of which all are vested or expected to vest) was approximately $3.2 million at June 30, 2017.

Restricted Stock Awards.  In December 2015, ALJ’s Board of Directors approved a director compensation package that included an annual restricted stock award (“RSA”) with a value of $40,000 for each outside director.  Additionally the Board of Directors approved an annual RSA for ALJ’s Executive Chairman with a value of $100,000.

10. Related-Party Transactions

Harland Clarke Holdings Corp. (“Harland Clarke”), a stockholder who owns in excess of five percent of ALJ outstanding common stock, is a counterparty to Faneuil in two contracts.  Under one contract, Faneuil provides call center services to support Harland Clarke’s banking-related products.  This contract renews annually every April. Under the other contract, Faneuil provides managed print services to Harland Clarke.  The term of this contract concludes on September 30, 2018.  Faneuil recognized revenue from Harland Clarke totaling $200,000 and $799,000 for the three and nine months ended June 30, 2017, respectively, and $262,000 and $1,033,000 for the three and nine months ended June 30, 2016, respectively. The associated cost of revenue was $198,000 and $762,000 for the three and nine months ended June 30, 2017, respectively, and $245,000 and $991,000 for the three and nine months ended June 30, 2016, respectively.  All revenue from Harland Clarke contained similar terms and conditions as revenue earned from other transactions of this nature entered into by Faneuil.  Total accounts receivable from Harland Clarke was $124,000 and $176,000 at June 30, 2017 and September 30, 2016, respectively.

11. Reportable Segments and Geographic Information

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

Net revenue and operating income by reportable segment for each period were as follows (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
Net revenue:
Faneuil	$39,469	$32,070	$114,242	$99,814
Carpets	18,458	12,562	51,907	35,651
Phoenix	25,546	20,225	74,237	60,468
Consolidated net revenue	$83,473	$64,857	$240,386	$195,933
Operating income (loss):
Faneuil	$1,408	$1,337	$4,347	$3,486
Carpets	254	418	114	60
Phoenix	2,444	3,243	7,642	9,320
ALJ	(565)	(1,008)	(2,146)	(3,411)
Consolidated operating income	$3,541	$3,990	$9,957	$9,455

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
•

Results of Operations. An analysis comparing our financial results for the three months ended June 30, 2017 to the three months ended June 30, 2016, and the nine months ended June 30, 2017 to the nine months ended June 30, 2017.

•	Liquidity and Capital Resources. An analysis of changes in our cash flows and discussion of our financial condition and liquidity.
•	Contractual Obligations. Discussion of our contractual obligations as of June 30, 2017.
•	Off-Balance Sheet Arrangements. Discussion of our off-balance sheet arrangements as of June 30, 2017.
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

We continue to see our business evolve as we execute our strategy of buying attractively valued assets, such as Faneuil’s May 26, 2017 acquisition of certain assets and assumption of certain liabilities of the customer management outsourcing business (“CMO Business”) of Vertex Business Services LLC (“Vertex”), and Phoenix’s July 18, 2016 acquisition of Color Optics, a leading printing and packaging solutions enterprise servicing the beauty, fragrance, cosmetic and consumer-packaged goods markets.  In analyzing the financial impact of any potential acquisition, we focus on earnings, operating margin, cash flow and return on invested capital targets. We hire successful and experienced management teams to run each of our operating companies and incentivize them to drive higher profits. We are focused on increasing our revenue at each of our operating subsidiaries by investing in sales and marketing, expanding into new products and markets, and evaluating and executing on tuck-in acquisitions, while continually examining our cost structures to drive higher profits.

Results of Operations

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

The following table sets forth certain condensed consolidated statements of income data as a percentage of net revenue for each period as follows (in thousands, except per share amounts):

	Three Months Ended June 30, 2017		Three Months Ended June 30, 2016
		% of		% of
	Dollars	Net Revenue	Dollars	Net Revenue
Net revenue (1)
Faneuil	$39,469	47.3%	$32,070	49.4%
Carpets	18,458	22.1	12,562	19.3
Phoenix	25,546	30.6	20,225	31.2
Consolidated net revenue	83,473	100.0	64,857	100.0
Cost of revenue (2)
Faneuil	29,459	74.6	25,273	78.8
Carpets	14,640	79.3	10,020	79.8
Phoenix (3)	19,406	76.0	13,610	67.3
Consolidated cost of revenue	63,505	76.1	48,903	75.4
Selling, general and administrative expense (2)
Faneuil	6,635	16.8	3,925	12.2
Carpets	3,381	18.3	1,959	15.6
Phoenix	3,057	12.0	2,757	13.6
ALJ	565	—	1,008	—
Consolidated selling, general and administrative expense	13,638	16.3	9,649	14.9
Depreciation and amortization (2)
Faneuil	1,967	5.0	1,535	4.8
Carpets	183	1.0	165	1.3
Phoenix (4)	643	2.5	613	3.0
Consolidated depreciation and amortization	2,793	3.3	2,313	3.6
(Gain) loss on disposal of assets, net (2)
Phoenix	4	0.0	(2)	(0.0)
Segment operating income (loss) (2)
Faneuil	1,408	3.6	1,337	4.2
Carpets	254	1.4	418	3.3
Phoenix	2,444	9.6	3,243	16.0
ALJ	(565)	—	(1,008)	—
Consolidated operating income	3,541	4.2	3,990	6.2
Interest expense (5)	(2,302)	(2.8)	(2,175)	(3.4)
Other income	298	0.4	—	—
Provision for income taxes (5)	(577)	(0.7)	(407)	(0.6)
Net income (5)	$960	1.2	$1,408	2.2
Basic earnings per share of common stock	$0.03		$0.04
Diluted earnings per share of common stock	$0.03		$0.04
(1)	Percentage is calculated as segment net revenue divided by consolidated net revenue.
(2)	Percentage is calculated as a percentage of the respective segment net revenue.
(3)	Includes depreciation expense of $1,370,000 and $950,000 for the three months ended June 30, 2017 and 2016, respectively.
(4)

Primarily amortization of intangible assets.  Total depreciation and amortization for Phoenix including depreciation expense captured in cost of revenue was $2,013,000 and $1,563,000 for the three months ended June 30, 2017 and 2016, respectively.

(5)	Percentage is calculated as a percentage of consolidated net revenue.

Net Revenue

	Three Months Ended June 30,
(in thousands)	2017	2016	$ Change	% Change
Faneuil	$39,469	$32,070	$7,399	23.1%
Carpets	18,458	12,562	5,896	46.9
Phoenix	25,546	20,225	5,321	26.3
Consolidated net revenue	$83,473	$64,857	$18,616	28.7%

Faneuil Net Revenue

Faneuil net revenue for the three months ended June 30, 2017, was $39.5 million, an increase of $7.4 million, or 23.1%, compared to net revenue of $32.1 million for the three months ended June 30, 2016. Of the $7.4 million increase, $3.6 million was attributable to the acquisition of the CMO Business.  The remaining increase was due to new customer awards.

The following table reflects the amount of Faneuil’s backlog, which represents multi-year contract deliverables, by the fiscal year Faneuil expects to recognize such revenue (in millions):

	As of June 30,
	2017	2016
Within one year	$100.0	$66.2
Between one year and two years	62.4	49.6
Between two years and three years	61.4	45.2
Between three years and four years	30.7	44.7
Thereafter	4.4	20.6
Total Faneuil backlog	$258.9	$226.3

The increase in backlog as of June 30, 2017 compared to June 30, 2016 was due to the acquisition of the CMO Business.  Excluding the impact of the CMO Business acquisition, backlog decreased by $10.7 million due to fulfillment of legacy contracts.

Carpets Net Revenue

Carpets net revenue for the three months ended June 30, 2017 was $18.5 million, an increase of $5.9 million, or 46.9%, compared to net revenue of $12.6 million for the three months ended June 30, 2016.  The increase was primarily attributable to one national builder awarding Carpets the majority of its flooring and granite work, and one national builder that significantly increased its volume during the three months ended June 30, 2017.

The following table reflects the amount of Carpets backlog, which represents multi-year contracts with contractors to build-out communities with typical terms of two to three years, by the fiscal year Carpets expects to recognize such revenue (in millions):

	As of June 30,
	2017	2016
Within one year	$25.8	$22.4
Between one year and two years	24.7	16.3
Between two years and three years	9.8	6.6
Between three years and four years	2.6	0.7
Total Carpets backlog	$62.9	$46.0

The majority of the backlog increase as of June 30, 2017 compared to June 30, 2016 was a result of new contracts executed during the past twelve months.

Phoenix Net Revenue

Phoenix net revenue for the three months ended June 30, 2017 was $25.5 million, an increase of $5.3 million, or 26.3%, compared to net revenue of $20.2 million for the three months ended June 30, 2016.  Excluding the impact of the Color Optics acquisition, net revenue decreased $0.9 million, or 4.2%, due to lower volumes for educational components.

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

The following table reflects the amount of Phoenix’s backlog, which represents executed contracts that contain minimum volume commitments over multiple years for future product deliveries, by the fiscal year Phoenix expects to recognize such revenue (in millions):

	As of June 30,
	2017	2016
Within one year	$58.1	$41.7
Between one year and two years	50.3	37.2
Between two years and three years	43.8	22.2
Between three years and four years	9.3	11.2
Thereafter	—	5.6
Total Phoenix backlog	$161.5	$117.9

The majority of the backlog increase as of June 30, 2017 compared to June 30, 2016 was a result of new contracts with volume commitments executed during the last twelve months.

For more information regarding backlog, see “Part II, Item 1A. Risk Factors - Risks Related to our Business Generally and our Common Stock - We may not receive the full amounts estimated under the contracts in our backlog, which could reduce our revenue in future periods below the levels anticipated. This makes backlog an uncertain indicator of future operating results.”

Cost of Revenue

	Three Months Ended June 30,
(in thousands)	2017	2016	$ Change	% Change
Faneuil	$29,459	$25,273	$4,186	16.6%
As a percentage of Faneuil net revenue	74.6%	78.8%
Carpets	14,640	10,020	4,620	46.1
As a percentage of Carpets net revenue	79.3%	79.8%
Phoenix	19,406	13,610	5,796	42.6
As a percentage of Phoenix net revenue	76.0%	67.3%
Consolidated cost of revenue	$63,505	$48,903	$14,602	29.9%

Faneuil Cost of Revenue

Faneuil cost of revenue for the three months ended June 30, 2017 was $29.5 million, an increase of $4.2 million, or 16.6%, compared to cost of revenue of $25.3 million for the three months ended June 30, 2016.  The absolute dollar increase in cost of revenue was a direct result of the increased net revenue.  During the three months ended June 30, 2017, as compared to the three months ended June 30, 2016, cost of revenue as a percentage of net revenue decreased to 74.6% from 78.8% as a result of favorable contract rates during the three months ended June 30, 2017.

Carpets Cost of Revenue

Carpets cost of revenue for the three months ended June 30, 2017 was $14.6 million, an increase of $4.6 million, or 46.1%, compared to cost of revenue of $10.0 million for the three months ended June 30, 2016.  The absolute dollar increase in cost of revenue was a direct result of increased net revenue.  Cost of revenue as a percentage of net revenue remained relatively consistent at 79.3% during the three months ended

June 30, 2017 and 79.8% during the three months ended June 30, 2016.  Carpets management anticipates that future improvements and operating efficiencies within the cabinet and granite businesses will reduce cost of revenue as a percentage of net revenue.

Phoenix Cost of Revenue

Phoenix cost of revenue for the three months ended June 30, 2017 was $19.4 million, an increase of $5.8 million, or 42.6% compared to cost of revenue of $13.6 million for the three months ended June 30, 2016.  The absolute dollar increase in cost of revenue was mainly attributable to increased packaging revenue as a result of the Color Optics acquisition on July 18, 2016.  During the three months ended June 30, 2017, as compared to the three months ended June 30, 2016, cost of revenue as a percentage of net revenue increased to 76.0% from 67.3% as a result of changes in product mix sold and higher fixed costs, primarily depreciation expense, associated with the Color Optics business relative to Phoenix.  Phoenix anticipates reducing these fixed costs over the next 12 months as Color Optics is fully integrated into Phoenix operations.  Phoenix experiences normal fluctuations to cost of revenue as a percentage of net revenue as a result of changes to the mix of products sold.

Selling, General and Administrative Expense

	Three Months Ended June 30,
(in thousands)	2017	2016	$ Change	% Change
Faneuil	$6,635	$3,925	$2,710	69.0%
Carpets	3,381	1,959	1,422	72.6
Phoenix	3,057	2,757	300	10.9
ALJ	565	1,008	(443)	(43.9)
Consolidated selling, general and administrative expense	$13,638	$9,649	$3,989	41.3%

Faneuil Selling, General and Administrative Expense

Faneuil selling, general and administrative expense for the three months ended June 30, 2017 was $6.6 million, an increase of $2.7 million, or 69.0%, compared to selling, general and administrative expense of $3.9 million for the three months ended June 30, 2016.  The increase was primarily attributable to $0.7 million of facility expenses and $0.8 million of technology and communication expenses to support new customers, $0.4 million related to the CMO Business operations, $0.2 million of non-recurring acquisition-related legal expenses, and $0.3 million increased legal fees to support Faneuil’s various legal actions.  These increases were slightly offset by decreased support related to customer contracts that concluded, and $0.3 million reduction to the provision for bad debts.  Certain expenses, which do not fluctuate directly with net revenue, including legal, communications, software maintenance, general business insurance and business taxes, increased during the three months ended June 30, 2017 compared to the three months ended June 30, 2016.  As a result, selling, general and administrative expense as a percentage of net revenue increased to 16.8% for the three months ended June 30, 2017 from 12.2% for the three months ended June 30, 2016.

Carpets Selling, General and Administrative Expense

Carpets selling, general and administrative expense was $3.4 million for the three months ended June 30, 2017, an increase of $1.4 million, or 72.6%, compared to selling, general and administrative expense of $2.0 million for the three months June 30, 2016.  The increase was primarily attributable to higher sales commissions as a result of increased net revenue, increased headcount to support growth in the cabinet and granite divisions, and to a lesser extent increased legal fees to defend against legal claims.  Carpets has invested heavily in its cabinet and granite infrastructure to ensure a high level of quality in an expected rapid sales growth phase.  Selling, general and administrative expense as a percentage of net revenue increased to 18.3% for the three months ended June 30, 2017 from 15.6% for the three months ended June 30, 2016 as a result of fixed expenses, mainly facilities and headcount, which do not fluctuate with net revenue.   During the three months ended June 30, 2017, Carpets began to reorganize and streamline operations, and implement cost savings measures.  We expect selling, general and administrative expense to decline as it continues its reorganization efforts.

Phoenix Selling, General and Administrative Expense

Phoenix selling, general and administrative expense for the three months ended June 30, 2017 was $3.1 million, an increase of $0.3 million, or 10.9%, compared to selling, general and administrative expense of $2.8 million for the three months ended June 30, 2016.  The increase was mainly to support the expansion of revenue from packaging services as a result of the Color Optics acquisition.  Selling, general and administrative expense as a percentage of net revenue decreased to 12.0% for the three months ended June 30, 2017 from 13.6% for the three months ended June 30, 2016 as a result of fixed expenses, mainly headcount, which do not fluctuate with net revenue.

ALJ Selling, General and Administrative Expense

ALJ selling, general and administrative expense for the three months ended June 30, 2017 was $0.6 million, a decrease of $0.4 million, or 43.9%, compared to selling, general and administrative expense of $1.0 million for the three months ended June 30, 2016. The decrease was primarily attributable to a decrease in legal and accounting fees as a result of completing the uplisting process from the Pink Sheets to NASDAQ during May 2016, partially offset by an increase in the ongoing cost of maintaining our public reporting status.  We expect higher selling, general and administrative expense in the future as we comply with SEC reporting requirements and regulations.

Depreciation and Amortization

	Three Months Ended June 30,
(in thousands)	2017	2016	$ Change	% Change
Faneuil	$1,967	$1,535	$432	28.1%
Carpets	183	165	18	10.9
Phoenix	643	613	30	4.9
Consolidated depreciation and amortization	$2,793	$2,313	$480	20.8%

Faneuil Depreciation and Amortization

Faneuil depreciation and amortization expense for the three months ended June 30, 2017 was $2.0 million, an increase of $0.4 million, or 28.1% compared to depreciation and amortization expense of $1.5 million for the three months ended June 30, 2016.  The increase was attributable to capital equipment purchased to support new and expanded contracts.  Because each Faneuil contract requires unique capital investment and infrastructure such as lease buildouts, Faneuil depreciation and amortization expense is impacted by the timing of new contracts and the completion of existing contracts.

Carpets Depreciation and Amortization

Carpets depreciation and amortization expense remained constant at $0.2 million for both the three months ended June 30, 2017 and 2016.

Phoenix Depreciation and Amortization

Phoenix depreciation and amortization expense consists primarily of amortization of acquisition-related intangible assets.  Depreciation and amortization expense remained constant at $0.6 million for both the three months ended June 30, 2017 and 2016.

Interest Expense

Interest expense remained fairly constant at $2.3 million for the three months ended June 30, 2017, compared to $2.2 million for the three months ended June 30, 2016.  The slight increase was a result of increased borrowing on our line of credit, which was used to acquire the CMO Business on May 26, 2017 and the $10.0 million increased borrowing on our term loan, which was used to acquire Color Optics in July 2016, partially offset by our term loan quarterly principal payments.

Other Income

Other income for the three months ended June 30, 2017 related to a one-time derecognition of a liability for discontinued business operations, which management determined was no longer required.

Income Taxes

Income tax provision for the three months ended June 30, 2017 was $0.6 million, an increase of $0.2 million, compared to income tax provision of $0.4 million for the three months ended June 30, 2016.  The effective income tax rates for the three months ended June 30, 2017 and June 30, 2016 were 37.5% and 22.4%, respectively. The increase to both the income tax provision and the effective income tax rate was attributable to the treatment of net operating loss carry forward (“NOL”) valuation allowance.  As of September 30, 2016, our NOL valuation allowance was reduced.  The provision for income taxes for the three months ended June 30, 2017 includes deferred income tax expense, whereas the three months ended June 30, 2016 did not include deferred income tax expense.

Nine Months Ended June 30, 2017 Compared to Nine Months Ended June 30, 2016

The following table sets forth certain condensed consolidated statements of income data as a percentage of net revenue for each period as follows (in thousands, except per share amounts):

	Nine Months Ended June 30, 2017		Nine Months Ended June 30, 2016
		% of		% of
	Dollars	Net Revenue	Dollars	Net Revenue
Net revenue (1)
Faneuil	$114,242	47.5%	$99,814	50.9%
Carpets	51,907	21.6	35,651	18.2
Phoenix	74,237	30.9	60,468	30.9
Consolidated net revenue	240,386	100.0	195,933	100.0
Cost of revenue (2)
Faneuil	86,523	75.7	79,187	79.3
Carpets	42,679	82.2	29,230	82.0
Phoenix (3)	55,491	74.7	41,380	68.4
Consolidated cost of revenue	184,693	76.8	149,797	76.5
Selling, general and administrative expense(2)
Faneuil	17,653	15.5	12,646	12.7
Carpets	8,577	16.5	5,890	16.5
Phoenix	9,168	12.3	8,053	13.3
ALJ	2,146	—	3,411	—
Consolidated selling, general and administrative expense	37,544	15.6	30,000	15.3
Depreciation and amortization(2)
Faneuil	5,719	5.0	4,495	4.5
Carpets	537	1.0	471	1.3
Phoenix (4)	1,928	2.6	1,832	3.0
Consolidated depreciation and amortization	8,184	3.4	6,798	3.5
(Loss) gain on disposal of assets, net(2)
Phoenix	(8)	(0.0)	117	0.2
Segment operating income (loss) (2)
Faneuil	4,347	3.8	3,486	3.5
Carpets	114	0.2	60	0.2
Phoenix	7,642	10.3	9,320	15.4
ALJ	(2,146)	—	(3,411)	—
Consolidated operating income	9,957	4.1	9,455	4.8
Interest expense (5)	(7,020)	(2.9)	(6,701)	(3.4)
Other income	298	0.1	—	—
Provision for income tax (5)	(1,332)	(0.6)	(579)	(0.3)
Net income(5)	$1,903	0.8	$2,175	1.1
Basic earnings per share of common stock	$0.05		$0.06
Diluted earnings per share of common stock	$0.05		$0.06

(1)	Percentage is calculated as segment net revenue divided by consolidated net revenue.
(2)	Percentage is calculated as a percentage of the respective segment net revenue.
(3)	Includes depreciation expense of $3,993,000 and $2,792,000 for the nine months ended June 30, 2017 and 2016, respectively.
(4)

Primarily amortization of intangible assets.  Total depreciation and amortization for Phoenix including depreciation expense captured in cost of revenue was $5,921,000 and $4,624,000 for the nine months ended June 30, 2017 and 2016, respectively.

(5)	Percentage is calculated as a percentage of consolidated net revenue.

Net Revenue

	Nine Months Ended June 30,
(in thousands)	2017	2016	$ Change	% Change
Faneuil	$114,242	$99,814	$14,428	14.5%
Carpets	51,907	35,651	16,256	45.6
Phoenix	74,237	60,468	13,769	22.8
Consolidated net revenue	$240,386	$195,933	$44,453	22.7%

Faneuil Net Revenue

Faneuil net revenue for the nine months ended June 30, 2017, was $114.2 million, an increase of $14.4 million, or 14.5%, compared to net revenue of $99.8 million for the nine months ended June 30, 2016. Of the $14.4 million increase, $3.6 million was attributable to the CMO Business acquisition.  The remaining increase was due to improved contract renewals and new contract awards.

Carpets Net Revenue

Carpets net revenue for the nine months ended June 30, 2017 was $51.9 million, an increase of $16.3 million, or 45.6%, compared to net revenue of $35.7 million for the nine months ended June 30, 2016.  The increase was primarily attributable to one national builder awarding Carpets the majority of its flooring and granite work, and one national builder that significantly increased its volume during the nine months ended June 30, 2017.

Phoenix Net Revenue

Phoenix net revenue for the nine months ended June 30, 2017 was $74.2 million, an increase of $13.8 million, or 22.8%, compared to net revenue of $60.5 million for the nine months ended June 30, 2016.  Excluding the impact of the Color Optics acquisition, revenue decreased by $0.5 million, less than 1.0%, due to lower volumes for educational components.

Cost of Revenue

	Nine Months Ended June 30,
(in thousands)	2017	2016	$ Change	% Change
Faneuil	$86,523	$79,187	$7,336	9.3%
As a percentage of Faneuil net revenue	75.7%	79.3%
Carpets	42,679	29,230	13,449	46.0
As a percentage of Carpets net revenue	82.2%	82.0%
Phoenix	55,491	41,380	14,111	34.1
As a percentage of Phoenix net revenue	74.7%	68.4%
Consolidated cost of revenue	$184,693	$149,797	$34,896	23.3%

Faneuil Cost of Revenue

Faneuil cost of revenue for the nine months ended June 30, 2017 was $86.5 million, an increase of $7.3 million, or 9.3%, compared to cost of revenue of $79.2 million for the nine months ended June 30, 2016.  The absolute dollar increase in cost of revenue was a direct result of the increased net revenue.  During the nine months ended June 30, 2017, as compared to the nine months ended June 30, 2016, cost of revenue as a percentage of net revenue decreased to 75.7% from 79.3% as a result of favorable contract rates during the nine months ended June 30, 2017.

Carpets Cost of Revenue

Carpets cost of revenue for the nine months ended June 30, 2017 was $42.7 million, an increase of $13.4 million, or 46.0%, compared to cost of revenue of $29.2 million for the nine months ended June 30, 2016.  The absolute dollar increase in cost of revenue was a direct result of increased net revenue.  Cost of revenue as a percentage of net revenue was relatively constant at 82.2% during the nine months ended June 30, 2017 and 82.0% during the nine months ended June 30, 2016.

Phoenix Cost of Revenue

Phoenix cost of revenue for the nine months ended June 30, 2017 was $55.5 million, an increase of $14.1 million, or 34.1%, compared to cost of revenue of $41.4 million for the nine months ended June 30, 2016.  The absolute dollar increase in cost of revenue was mainly attributable to increased packaging revenue as a result of the Color Optics acquisition.  During the nine months ended June 30, 2017, as compared to the nine months ended June 30, 2017, cost of revenue as a percentage of net revenue increased to 74.7% from 68.4% as a result of changes in product mix sold and higher fixed costs, primarily depreciation expense, associated with the Color Optics business relative to Phoenix.  Phoenix anticipates reducing these fixed costs over the next 12 months as Color Optics is fully integrated into Phoenix operations.  Phoenix experiences normal fluctuations to cost of revenue as a percentage of net revenue as a result of changes to the mix of products sold.

Selling, General and Administrative Expense

	Nine Months Ended June 30,
(in thousands)	2017	2016	$ Change	% Change
Faneuil	$17,653	$12,646	$5,007	39.6%
Carpets	8,577	5,890	2,687	45.6
Phoenix	9,168	8,053	1,115	13.8
ALJ	2,146	3,411	(1,265)	(37.1)
Consolidated selling, general and administrative expense	$37,544	$30,000	$7,544	25.1%

Faneuil Selling, General and Administrative Expense

Faneuil selling, general and administrative expense for the nine months ended June 30, 2017 was $17.7 million, an increase of $5.0 million, or 39.6%, compared to selling, general and administrative expense of $12.7 million for the nine months ended June 30, 2016.  The increase was primarily attributable to $0.9 million of facility expenses and $2.0 million of technology and communication expenses to support new customers, $0.4 million related to the CMO Business operations, $0.2 million of non-recurring acquisition-related legal expenses, and $0.5 million of legal fees to support Faneuil’s various legal actions.  These increases were slightly offset by decreased support related to customer contracts that concluded, and a $0.4 million reduction to the provision for bad debts.  Certain expenses, which do not fluctuate directly with net revenue, including legal, communications, software maintenance, general business insurance, and business taxes, increased during the nine months ended June 30, 2017 compared to the nine months ended June 30, 2016.  As a result, selling, general and administrative expense as a percentage of net revenue increased to 15.5% for the nine months ended June 30, 2017 from 12.7% for the nine months ended June 30, 2016.

Carpets Selling, General and Administrative Expense

Carpets selling, general and administrative expense was $8.6 million for the nine months ended June 30, 2017, an increase of $2.7 million, or 45.6%, compared to selling, general and administrative expense of $5.9 million for the nine months ended June 30, 2016.  The increase was primarily attributable to higher sales commissions as a result of increased net revenue, increased headcount, including a chief operating officer to support Carpets reorganization efforts and growth in the cabinet and granite divisions, and to a lesser extent increased legal fees to defend against legal claims.  Carpets has invested heavily in its cabinet and granite infrastructure to ensure a high level of quality in an expected rapid sales growth phase.  Selling, general and administrative expense as a percentage of net revenue remained constant at 16.5% for both the nine months ended June 30, 2017 and 2016.  We expect Carpets selling, general and administrative expenses to decline as it continues to implement further cost savings measures over the next three to six months.

Phoenix Selling, General and Administrative Expense

Phoenix selling, general and administrative expense for the nine months ended June 30, 2017 was $9.2 million, an increase of $1.1 million, or 13.8%, compared to selling, general and administrative expense of $8.1 million for the nine months ended June 30, 2016.  The increase was mainly to support the expansion of revenue from packaging services as a result of the Color Optics acquisition.  Selling, general and administrative expense as a percentage of net revenue decreased to 12.3% for the nine months ended June 30, 2017 from 13.3% for the nine months ended June 30, 2016 as a result of fixed expenses, mainly headcount, which do not fluctuate with net revenue.

ALJ Selling, General and Administrative Expense

ALJ selling, general and administrative expense for the nine months ended June 30, 2017 was $2.1 million, a decrease of $1.3 million, or 37.1%, compared to selling, general and administrative expense of $3.4 million for the nine months ended June 30, 2016. The decrease was primarily attributable to a decrease in legal and accounting fees as a result of completing the uplisting process from the Pink Sheets to NASDAQ during May 2016.  We expect higher selling, general and administrative expense in the future as we comply with SEC reporting requirements and regulations.

Depreciation and Amortization

	Nine Months Ended June 30,
(in thousands)	2017	2016	$ Change	% Change
Faneuil	$5,719	$4,495	$1,224	27.2%
Carpets	537	471	66	14.0
Phoenix	1,928	1,832	96	5.2
Consolidated depreciation and amortization	$8,184	$6,798	$1,386	20.4%

Faneuil Depreciation and Amortization

Faneuil depreciation and amortization expense for the nine months ended June 30, 2017 was $5.7 million, an increase of $1.2 million, or 27.2%, compared to depreciation and amortization expense of $4.5 million for the nine months ended June 30, 2016.  The increase was attributable to capital equipment purchased to support new and expanded contracts.  Because each Faneuil contract requires specific capital investment and infrastructure such as lease buildouts, Faneuil depreciation and amortization expense is impacted by the timing of new contracts and the completion of existing contracts.

Carpets Depreciation and Amortization

Carpets depreciation and amortization expense for both the nine months ended June 30, 2017 and 2016 was $0.5 million.

Phoenix Depreciation and Amortization

Phoenix depreciation and amortization expense for the nine months ended June 30, 2017 was $1.9 million, an increase of $0.1 million, or 5.2% compared to depreciation and amortization expense of $1.8 million for the nine months ended June 30, 2016.  The slight increase was attributable to amortization of intangible assets associated with the Color Optics acquisition.

Interest Expense

Interest expense for the nine months ended June 30, 2017 was $7.0 million, an increase of $0.3 million, or 4.8% compared to interest expense of $6.7 million for the nine months ended June 30, 2016. The increase was a result of a $10.0 million increased borrowing on our term loan, which was used to acquire Color Optics, slightly offset by reduced interest expense as a result of quarterly principal payments.

Other Income

Other income for the nine months ended June 30, 2017 related to a one-time derecognition of liabilities for discontinued business operations, which management determined was no longer required.

Income Taxes

Income tax provision for the nine months ended June 30, 2017 was $1.3 million, an increase of $0.7 million, compared to income tax provision of $0.6 million for the nine months ended June 30, 2016.  The effective income tax rates for the nine months ended June 30, 2017 and the nine months ended June 30, 2016 were 41.2% and 21.0%, respectively. The increase to both the income tax provision and the effective income tax rate was attributable to the treatment of the NOL valuation allowance.  As of September 30, 2016, our NOL valuation allowance was reduced.  The provision for income taxes for the nine months ended June 30, 2017 includes deferred income tax expense, whereas the nine months ended June 30, 2016 did not include deferred income tax expense.

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

Liquidity and Capital Resources

Historically, our principal sources of liquidity have been cash provided by operations and borrowings under various debt arrangements.  At June 30, 2017, our principal sources of liquidity included cash and cash equivalents of $1.9 million and an available borrowing capacity of $14.5 million on our line of credit.  Our principal uses of cash have been for acquisitions and to pay down debt.  We anticipate these uses will continue to be our principal uses of liquidity in the future.

Global financial and credit markets have been volatile in recent years, and future adverse conditions of these markets could negatively affect our ability to secure funds or raise capital at a reasonable cost or at all.  For additional discussion of our various debt arrangements see Contractual Obligations below.

In summary, our cash flows for each period were as follows (in thousands):

	Nine Months Ended June 30,
	2017	2016
Cash provided by operating activities	$16,728	$13,967
Cash used by investing activities	(14,790)	(2,238)
Cash used by financing activities	(5,341)	(12,964)
Change in cash and cash equivalents	$(3,403)	$(1,235)

We recognized net income of $1.9 million for the nine months ended June 30, 2017 and generated cash from operating activities of $16.7 million, offset by cash used by investing activities of $14.8 million and financing activities of $5.3 million.

We recognized net income of $2.2 million for the nine months ended June 30, 2016 and generated cash from operating activities of $14.0 million, offset by cash used in investing activities of $2.2 million and financing activities of $13.0 million.

Operating Activities

Cash provided by operations of $16.7 million during the nine months ended June 30, 2017 was the result of our $1.9 million net income and $14.3 million addback of net non-cash expenses, and $0.5 million of net cash provided by changes in operating assets and liabilities.  The most significant components of net non-cash expenses were depreciation and amortization of $12.2 million, amortization of non-cash interest expense of $0.8 million, stock-based compensation of $0.6 million, and deferred income taxes of $0.6 million.  The most significant components of changes in operating assets and liabilities included collateral deposits of $1.3 million, deferred revenue and customer deposits of $1.6 million, and other liabilities of $1.4 million, which provided cash, and accounts receivable of $3.0 million, which used cash.

Cash provided by operations of $14.0 million during the nine months ended June 30, 2016 was the result of our $2.2 million net income and $11.2 million addback of net non-cash expenses, and $0.6 million of net cash provided by changes in operating assets and liabilities.  The most significant components of net non-cash expenses were depreciation and amortization of $9.6 million, stock-based compensation of $0.7 million, and amortization of non-cash interest expense of $0.7 million.  The most significant components of changes in operating assets and liabilities included collateral deposits of $1.8 million, accounts payable of $1.3 million, and deferred revenue and customer deposits of $1.9 million, which provided cash, and accounts receivable of $2.0 million and other assets of $1.7 million, which used cash.

Investing Activities

For the nine months ended June 30, 2017, our investing activities used $14.8 million of cash, of which $8.0 million was used to purchase the CMO Business, $4.9 million was used to purchase equipment, software and leasehold improvements for Faneuil’s new and existing customers, and $2.0 million was used to purchase capital equipment in the normal course of operations, partially offset by $0.2 million proceeds received from the sale of equipment.

For the nine months ended June 30, 2016, our investing activities used $2.2 million of cash, of which $1.3 million was used to purchase equipment, software and leasehold improvements for Faneuil’s new and existing customers, and $1.9 million was used to purchase capital equipment in the normal course of operations, partially offset by $0.9 million received from the sale of equipment.

Financing Activities

For the nine months ended June 30, 2017, our financing activities used $5.3 million of cash, of which $8.8 million was used to pay down our term loan, $1.8 million was used for payments on capital leases, $1.1 million was used for payments on financed insurance premiums, and $0.2 million of debt issuance costs, offset by net advances on our line of credit of $6.5 million.

For the nine months ended June 30, 2016, our financing activities used $13.0 million of cash, of which $9.0 million was used to pay down our term loan, $0.8 million was used for payments on capital leases, $0.8 million was used for payments on financed insurance premiums, $2.1 million was used to repurchase our common stock, and $0.3 million of debt issuance costs.

Contractual Obligations

The following table summarizes our significant contractual obligations at June 30, 2017, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments due by Period
		Less Than	One – Three	Four – Five	More than Five
	Total	One Year	Years	Years	Years
Line of credit(1)	$6,458	$—	$—	$6,458	$—
Term loan payable(1)	93,174	8,625	25,875	58,674	—
Operating lease obligations	12,047	5,038	6,843	166	—
Capital lease obligations	5,540	1,978	2,322	1,240	—
Other long-term liabilities(2)	5,018	1,031	3,987	—	—
Total contractual cash obligations	$122,237	$16,672	$39,027	$66,538	$—
(1)

In August 2015, we entered into a financing agreement (“Financing Agreement”) with Cerberus Business Finance, LLC (“Cerberus”) to borrow $105.0 million in a term loan (“Cerberus Term Loan”) and have available up to $30.0 million in a revolving loan (“Cerberus/PNC Revolver”), collectively (“Cerberus Debt”).  The proceeds were used to fund the acquisition of Phoenix, to refinance the outstanding debt of ALJ, Faneuil and Carpets, and to provide working capital facilities to all three of our subsidiaries and ALJ.   In July 2016, we entered into the First Amendment to the Financing Agreement, which increased borrowings under the Cerberus Term Loan by $10.0 million and modified certain covenants. In May 2017, we entered into the Second Amendment to the Financing Agreement, which updated certain definitions, representations and warranties, and covenants to reflect the CMO Business acquisition.

During the nine months ended June 30, 2017, interest accrued at annual rates ranging from 9.5% to 9.65% on the $10.0 million incremental borrowings, and 7.5% on the remaining Cerberus Term Loan borrowings.  When certain loan covenants are met, the annual interest rate on the incremental borrowings will decrease from 9.5% to 7.5%.   Interest payments are due in arrears on the first day of each month.  Quarterly principal payments of approximately $2.2 million are due on the last day of each fiscal quarter and annual principal payments equal to 75% of our excess cash flow, as defined in the Financing Agreement, are due upon delivery of the audited financial statements.  A final balloon payment is due at maturity, August 14, 2020.  There is a prepayment penalty equal to 2% if the Cerberus Term Loan is repaid prior to August 2017, and 1% if it is paid between August 2017 and August 2018.  We may make payments against the loan with no penalty up to $7.0 million.  As of June 30, 2017, the balance on the Cerberus Term Loan was approximately $93.2 million.

We have the option to prepay (and re-borrow) the outstanding balance of the Cerberus/PNC Revolver, without penalty.  Each subsidiary has the ability to borrow under the Cerberus/PNC Revolver (up to $30.0 million in the aggregate for all subsidiaries combined) but availability is limited to 85% of eligible receivables. The Cerberus/PNC Revolver carries an unused fee of 0.5%. Additionally, the Cerberus/PNC Revolver provides for a sublimit for letters of credit up to $15.0 million. Faneuil had a $2.7 million letter of credit under the Financing Agreement as of June 30, 2017.  The Cerberus/PNC Revolver has a final maturity date of August 14, 2020.  ALJ funded a portion of the CMO Business acquisition by borrowing $5.5 million under the Cerberus/PNC Revolver, which accrued interest at annual rates ranging from 7.54% to 7.8% from the CMO Business Purchase Date through June 30, 2017.  The remaining balance under the Cerberus/PNC Revolver accrued interest at annual rates ranging from 9.25% to 9.5% during the nine months ended June 30, 2017.  As of June 30, 2017, the balance on the Cerberus/PNC Revolver was approximately $6.5 million.

The Cerberus Debt is secured by substantially all our assets and imposes certain limitations on us, including our ability to incur debt, grant liens, initiate certain investments, declare dividends and dispose of assets.  The Cerberus Debt also requires us to comply with certain debt covenants.  As of June 30, 2017, we were in compliance with all debt covenants and had unused borrowing capacity of $14.5 million.

(2)	Amounts represent future cash payments to satisfy our short- and long-term workers’ compensation reserve and other long-term liabilities recorded on our consolidated balance sheets

Off-Balance Sheet Arrangements

As of June 30, 2017, we had two types of off-balance sheet arrangements.

Surety Bonds.  As part of Faneuil’s normal course of operations, certain customers require surety bonds guaranteeing the performance of a contract.  As of June 30, 2017, the face value of such surety bonds, which represents the maximum cash payments that Faneuil would have to make under certain circumstances of non-performance, was approximately $33.1 million.

Letter of Credit.  Faneuil had a letter of credit for $2.7 million as of June 30, 2017.

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

For a complete summary of our significant accounting policies, please refer to Note 2, “Summary of Significant Accounting Policies,” included with our audited financial statements and notes thereto for the years ended September 30, 2016 and 2015, filed with the SEC on December 23, 2016.  There were no material changes to significant accounting policies during the nine months ended June 30, 2017.

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

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

Faneuil, Inc. v. 3M Company

Faneuil filed a complaint against 3M Company on September 22, 2016 in the Circuit Court for the City of Richmond, Virginia.  The dispute arises out of a subcontract entered into between 3M and Faneuil in relation to a toll road project in Portsmouth, Virginia. Under the terms of the subcontract, Faneuil provides certain services to 3M as part of 3M’s agreement to provide services to Elizabeth River Crossing (“ERC”).  After multiple attempts to resolve a dispute over unpaid invoices failed, Faneuil determined to file suit against 3M to collect on its outstanding receivables.  In its complaint, Faneuil seeks recovery of $5.1 million based on three causes of action:  breach of contract, breach of the implied covenant of good faith and fair dealing and unjust enrichment.

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

A five-day bench trial is set for January 22-26, 2018.  The parties are engaged in substantive discovery at this time.  During the three months ended June 30, 2017, ERC transitioned the services that were provided by Faneuil to an internal customer service operation.  As a result of this transition, Faneuil no longer provides services to 3M or ERC.  ERC continues to reimburse Faneuil for immaterial transition costs incurred by Faneuil.

Faneuil believes the facts support its claims that the disputed services should be paid and that 3M’s counterclaims are without merit.  Faneuil intends to vigorously prosecute its claims against 3M and to defend against 3M’s counterclaims.  Although litigation is inherently unpredictable, Faneuil remains confident in its ability to collect all of its outstanding receivables from 3M.

McNeil, et al. v. Faneuil, Inc.

Tammy McNeil, a former Faneuil call center employee, filed a Fair Labor Standards Act collective action case against Faneuil in federal court in Newport News, Virginia in 2015.  The class asserted various timekeeping and overtime violations that Faneuil denied.  During the three months ended June 30, 2017, a tentative settlement was reached for approximately $0.3 million.  The settlement has to be approved by the district court.  Pursuant to the terms of the settlement agreement, the parties agreed to let the district court determine the appropriate amount of an award of attorney’s fees to the plaintiffs.  A hearing was held on July 24, 2017 but the court has not yet issued an opinion on fees or the fairness of the settlement agreement.

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

In connection with its pending litigation matters (including the matters described above), management has estimated the range of possible loss, including expenses, to be between $1.5 million and $1.7 million; however, as management has determined that no one estimate within the range is better than another, it has accrued $1.5 million as of June 30, 2017.

Other Litigation

We and our subsidiaries have been named in, and from time to time may become named in, various other lawsuits or threatened actions that are incidental to our ordinary business. Litigation is inherently unpredictable. Any claims against us, whether meritorious or not, could be time-consuming, cause us to incur costs and expenses, require significant amounts of management time and result in the diversion of significant operational resources. The results of these lawsuits and actions cannot be predicted with certainty. We concluded as of June 30, 2017 that the ultimate resolution of these matters will not have a material adverse effect on our business, consolidated financial position, results of operations or cash flows.

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

Risks Related to Faneuil

The diversion of resources and management’s attention to the integration of the CMO Business could adversely affect Faneuil’s day-to-day business.

The integration of the CMO Business may place a significant burden on Faneuil’s management and internal resources. The diversion of Faneuil management’s attention away from day-to-day business concerns and any difficulties encountered in the transition and integration process could adversely affect Faneuil’s financial results.

Faneuil may not be able to integrate the CMO Business successfully and the anticipated benefits of the CMO Business acquisition may not be realized.

Faneuil acquired the CMO Business with the expectation that the acquisition would result in various benefits, including, among other things, expansion and diversification of Faneuil’s revenue base into the utilities market while leveraging its existing core competencies. Achieving those anticipated benefits is subject to a number of uncertainties, including whether Faneuil can integrate the operations of the CMO Business in an efficient and effective manner. The integration process could also take longer than Faneuil anticipates and could result in the loss of valuable employees, the disruption of each company’s ongoing businesses, processes and systems or inconsistencies in standards, controls, procedures, practices, policies and compensation arrangements, any of which could adversely affect Faneuil’s ability to achieve the benefits it anticipates.

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

Faneuil derives a substantial portion of its revenue from a relatively small number of customers. For additional information regarding Faneuil’s customer concentrations, see “Part I, Item 1. Financial Statements – Note 4.  Concentration Risks.” We expect that Faneuil’s largest customers will continue to account for a substantial portion of its total net revenue for the foreseeable future. Faneuil has long-standing relationships with many of its significant customers. However, because Faneuil’s customers generally contract for specific projects or programs with a finite duration, Faneuil may lose these customers if funding for their respective programs is discontinued, or if their projects end and the contracts are not renewed or replaced. The loss or reduction of, or failure to renew or replace, any significant contracts with any of these customers could materially reduce Faneuil’s revenue and cash flows. Additionally, many of Faneuil’s customers are government entities, which can unilaterally terminate or modify the existing contracts with Faneuil without cause and penalty to such government entities in many situations. If Faneuil does not replace them with other customers or other programs, the loss of business from any one of such customers could have a material adverse effect on its business or results of operations.

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

A small number of customers have historically accounted for a substantial portion of Carpets net revenue. We expect that key customers will continue to account for a substantial portion of Carpets net revenue for the foreseeable future. However, Carpets may lose these customers due to pricing, quality or other various issues. The loss or reduction of, or failure to renew or replace, any significant contracts with any of these customers could have a material adverse effect on its business or results of operations. For additional information regarding customer concentrations, see “Part I, Item 1. Financial Statements – Note 4.  Concentration Risks.”

Historically, Carpets has purchased inventory from a small number of vendors. If these vendors became unable to provide materials promptly, Carpets would be required to find alternative vendors. Management estimates they could locate and qualify new vendors in approximately two weeks. For additional information regarding vendor concentrations, see “Part I, Item 1. Financial Statements – Note 4.  Concentration Risks.”

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

Phoenix has significant customer and supplier concentration. For additional information regarding customer and supplier concentrations, see “Part I, Item 1. Financial Statements – Note 4.  Concentration Risks.”  Any significant cancellation, deferral or reduction in the quantity or type of products sold to these principal customers or a significant number of smaller customers, including as a result of our failure to perform, the impact of economic weakness and challenges to their businesses, a change in buying habits, further industry consolidation or the impact of the shift to alternative methods of content delivery, including digital distribution and printing, to customers, could have a material adverse effect on Phoenix’s business. Further, if Phoenix’s major customers, in turn, are not able to secure large orders, they will not be able to place orders with Phoenix. A substantial decrease or interruption in business from Phoenix’s significant customers could result in write-offs or the loss of future business and could have a material adverse effect on Phoenix’s business.

Additionally, Phoenix purchases certain limited grades of paper for the production of their book and component products. If our suppliers reduce their supplies or discontinue these grades of paper, we may be unable to fulfill our contract obligations, which could have a material adverse effect on Phoenix’s business. “Part I, Item 1. Financial Statements – Note 4.  Concentration Risks.”

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

We currently have, and will likely continue to have, a substantial amount of indebtedness, some of which require us to make a lump-sum or “balloon” payment at maturity. Our indebtedness could, among other things, make it more difficult for us to satisfy our debt obligations, require us to use a large portion of our cash flow from operations to repay and service our debt or otherwise create liquidity problems, limit our flexibility to adjust to market conditions and place us at a competitive disadvantage. We expect to obtain the money to pay our expenses and pay the principal and interest on our indebtedness from cash flow from our operations and potentially from debt or equity offerings. However, in the event that we do not have sufficient funds to repay the debt at maturity of these loans, we will need to refinance this debt. If the credit environment is constrained at the time the balloon payment is due or our indebtedness otherwise matures, we may not be able to refinance our existing indebtedness on acceptable terms and may be forced to choose from a number of unfavorable options. These options include agreeing to otherwise unfavorable financing terms, selling assets on disadvantageous terms or defaulting on the loan and permitting the lender to foreclose. Accordingly, our ability to meet our obligations depends on our future performance and capital raising activities, which will be affected by financial, business, economic and other factors, many of which are beyond our control. If our cash flow and capital resources prove inadequate to allow us to pay the principal and interest on our debt and meet our other obligations, our ability to execute our business plan and effectively compete in the marketplace may be materially adversely affected.

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

As of June 30, 2017, $99.6 million of our current borrowings under the Cerberus Term Loan, Cerberus/PNC Revolver, and potential future borrowings are, and may continue to be, at variable rates of interest, tied to LIBOR or the Prime Rate of interest, thus exposing us to interest rate risk.  If interest rates do increase, our debt service obligations on our variable rate indebtedness could increase even if the amount borrowed remained the same, resulting in a decrease in our net income. For example, if interest rates increased in the future by 100 basis points, based on our current borrowings as of June 30, 2017, we would incur approximately an additional $1.0 million per annum in interest expense.

We may not receive the full amounts estimated under the contracts in our backlog, which could reduce our revenue in future periods below the levels anticipated. This makes backlog an uncertain indicator of future operating results.

As of June 30, 2017, each of our subsidiaries had a significant backlog.  Our backlog is typically subject to large variations from quarter to quarter and comparisons of backlog from period to period are not necessarily indicative of future revenue. The contracts comprising our backlog may not result in actual revenue in any particular period or at all, and the actual revenue from such contracts may differ from our backlog estimates. The timing of receipt of revenue, if any, on projects included in backlog could change because many factors affect the scheduling of projects. In certain instances, customers may have the right to cancel, reduce or defer amounts that we have in our backlog, which could negatively affect our future revenue.  The failure to realize all amounts in our backlog could adversely affect our revenue and gross margins. As a result, our subsidiaries’ backlog as of any particular date may not be an accurate indicator of our future revenue or earnings.

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

Jess Ravich, our Executive Chairman, is also the Group Managing Director of The TCW Group, an asset management firm. While we believe that Mr. Ravich is able to devote sufficient amounts of time to our business, the fact that Mr. Ravich has outside business interests could lessen his focus on our business, and jeopardize our ability to implement our business strategies.

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

U.S. tax law changes have been proposed that could reduce the corporate tax rate and otherwise change the corporate tax regime, which could impose new taxes on our operations, limit certain business deductions or negatively affect the value of our deferred tax assets.

In April 2017, the Trump administration announced a broad plan for proposed tax reform, including a reduction of the corporate tax rate from 35% to 15%, a one-time tax imposed at a reduced rate on un-repatriated offshore earnings, and the elimination of U.S. tax on foreign earnings. A set of tax reforms proposed in 2016 by certain Republican members of the House of Representatives included some of these as well as a reduction of the corporate tax rate to 20%, possible limitations on the deduction for interest expense, imposition of income tax on imported goods and elimination of income tax on exported goods, immediate tax deductions for new investments instead of deductions for depreciation expense over time, and possible indefinite carryforwards of tax NOLs. It is uncertain at the present time if, when and in what form, any proposed corporate tax reforms might be implemented and the likely impact of such legislation on our business and financial results. While a reduction in the corporate income tax rate could result in lower future tax expense and tax payments, such changes could result in a potentially significant reduction in the value and utility of our U.S. federal NOLs and other tax assets.

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

Our executive officers and directors and their affiliated entities together beneficially own a majority of our outstanding common stock and our Executive Chairman owns approximately 37.1% of our outstanding common stock. As a result, these stockholders, if they act together or in a block, could have significant influence over most matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions, even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

We are an “emerging growth company” and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies.”

We qualify as an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). We shall continue to be deemed an emerging growth company until the earliest of:

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

Your share ownership may be diluted by the issuance of additional shares of our common or preferred stock or securities convertible into common or preferred stock in the future. As of June 30, 2017, a total of 2,604,000 shares of our common stock are issuable pursuant to outstanding options issued by us at a weighted-average exercise price of $2.28. It is probable that options to purchase our common stock will be exercised during their respective terms if the fair market value of our common stock exceeds the exercise price of the particular option. If the stock options are exercised, your share ownership will be diluted.  Additionally, we have options to purchase up to 1,680,000 shares of ALJ common stock available for grant under our existing equity compensation plans as of June 30, 2017.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 26, 2017, Faneuil acquired certain assets and assumed certain liabilities associated with the customer management outsourcing business of Vertex Business Services LLC for an adjusted purchase price of $12.7 million.  ALJ financed the acquisition with cash on hand, increased borrowings of $5.5 million on its line of credit, and the issuance of 1,466,667 shares of ALJ common stock.  The common stock was issued in a private placement pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

On July 17, 2017, ALJ filed a Form S-3 with the Securities and Exchange Commission (“SEC”) to register the 1,466,667 shares.  On July 31, 2017, the Company received a Notice of Effectiveness from the SEC with respect to the 1,466,667 shares.

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

ALJ Regional Holdings, Inc.

Date: August 14, 2017
/s/ Jess Ravich
Jess Ravich
Executive Chairman
(Principal Executive Officer)

Date: August 14, 2017
/s/ Brian Hartman
Brian Hartman
Chief Financial Officer
(Principal Accounting Officer)