Form 10-K
period 2017-09-30
ALJ REGIONAL HOLDINGS INC
filed 2017-12-19
CIK 1438731

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2017

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

Large accelerated filer ☐ Emerging growth company ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates was approximately $53,877,788, based on the closing price of $3.72 for such common equity on March 31, 2017.

The number of shares of common stock, $0.01 par value per share, outstanding as of November 30, 2017, was 37,621,116.

DOCUMENTS INCORPORATED BY REFERENCE

None

i

FORWARD-LOOKING STATEMENTS

The statements included in this Form 10-K regarding future financial performance, results and conditions and other statements that are not historical facts, including, among others, the statements regarding competition, the Company’s intention to retain earnings for use in the Company’s business operations, the Company’s ability to continue to fund its operations and service its indebtedness, the adequacy of the Company’s accrual for tax liabilities, management’s projection of continued taxable income, and the Company’s ability to offset future income against net operating loss carryovers, constitute forward-looking statements. The words “can,” “could,” “may,” “will,” “would,” “plan,” “future,” “believes,” “intends,” “expects,” “anticipates,” “projects,” “estimates,” and similar expressions are also intended to identify forward-looking statements. These forward-looking statements are based on current expectations and are subject to risks and uncertainties. Actual results or events could differ materially from those set forth or implied by such forward-looking statements and related assumptions due to certain important factors, including, without limitation, the risks set forth under the caption “Risk Factors” below, which are incorporated herein by reference. Some, but not all, of the forward-looking statements contained in this Form 10-K include, among other things, statements about the following:

•	any statements regarding our expectations for future performance;
•	our ability to integrate business acquisitions;
•	our ability to compete effectively;
•	statements regarding future revenue and the potential concentration of such revenue coming from a limited number of customers;
•	Phoenix’s ability to meet all of its customer’s print project needs;
•	our expectations that interest expense will increase;
•	our expectations that we will continue to have non-cash compensation expenses;
•	our expectation that we will be in compliance with the required covenants pursuant to our loan agreements;
•	regulatory compliance costs; and
•	the other matters described in “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business.”

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

ii

PART I

ITEM 1. BUSINESS.

Overview and Business Organization

ALJ Regional Holdings, Inc. (including subsidiaries, referred to collectively in this Report as “ALJ,” the “Company” or “we”) is a holding company.  ALJ’s primary assets as of September 30, 2017 were all of the outstanding capital stock of the following companies:

•

Faneuil, Inc. (including its subsidiaries, “Faneuil”).  Faneuil is a leading provider of call center services, back-office operations, staffing services and toll collection services to government and regulated commercial clients across the United States, focusing on the healthcare, utility, transportation, and toll revenue collection industries. Faneuil is headquartered in Hampton, Virginia. ALJ acquired Faneuil effective October 19, 2013.

•

Floors-N-More, LLC, dba, Carpets N’ More (“Carpets”).  Carpets is one of the largest floor covering retailers in Las Vegas, Nevada, and a provider of multiple products for the commercial, retail and home builder markets including all types of flooring, countertops, cabinets, window coverings and garage/closet organizers, with four retail locations, as well as a stone and solid surface fabrication facility. ALJ acquired Carpets effective April 1, 2014.

•

Phoenix Color Corp. (including its subsidiaries, “Phoenix”).  Phoenix is a leading manufacturer of book components, educational materials and related products producing value-added components, heavily illustrated books and commercial specialty products using a broad spectrum of materials and decorative technologies. Phoenix is headquartered in Hagerstown, Maryland. ALJ acquired Phoenix effective August 9, 2015.

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

Acquisition of Customer Management Outsourcing Business

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

The CMO Business, which was purchased to expand Faneuil’s presence into the utility market, provides direct customer care call center operations, back-office processes, including billing, collections and business analytics, and cloud-based customer care support exclusively for the utility industry.

Impact of the CMO Business Acquisition to the Consolidated Results of Operations

The following is a summary of CMO Business revenue and earnings included in the Company’s consolidated statement of income for the year ended September 30, 2017 (in thousands):

Income Statement Caption	Amount
Revenue	$12,584
Operating income	1,745

Services

Faneuil provides business processing solutions for an extensive client portfolio that includes both commercial and government entities across several verticals, including transportation, utilities, and healthcare, and government/municipal services.  Utilizing advanced applications and a dedicated team of service professionals, Faneuil delivers broad outsourcing support, ranging from customer contact centers, fulfillment operations, and information technology services, to manual and electronic toll collection, and violation processing, with the goal of building its clients’ brands by providing exemplary customer service.

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

Employees

Faneuil had 4,393 employees as of September 30, 2017, all located in the U.S. None of Faneuil’s employees are subject to any collective bargaining agreements. Faneuil considers its employee relations good.

Customers

Faneuil’s client portfolio includes both government and commercial entities nationwide, including several toll authorities, state agencies, municipalities, a publicly owned utility, two health benefit exchanges, one government agency that operates the major airports serving the Washington, D.C. area, and several other public and private entities.

The percentages of Faneuil net revenue derived from its significant customers for the years ended September 30, 2017 and 2016 were as follows:

	Year Ended September 30,
	2017	2016
Customer A	17.7%	36.2%
Customer B	12.3	11.6
Customer C	10.5	**

** Less than 10% of Faneuil net revenue.

Customer A represented 8.6% and 17.8% of ALJ’s consolidated net revenue for the years ended September 30, 2017 and 2016, respectively.

Many of Faneuil’s customers are government agencies subject to contractual budgetary ceilings. State and local funding for these agencies are approved by the respective state legislature(s) each year. Depending on budgetary constraints, the contract values may be subject to change based upon ongoing legislative approval.

Competition

Faneuil’s primary competitors are other large providers of toll services, such as Conduent, AEComm, and TransCore, Inc., as well as contact center operators such as Maximus and Automated Health Services. In many cases, Faneuil is smaller and has less financial and personnel resources than its competitors. If Faneuil cannot compete effectively to win new business and retain existing clients, its operating results will be negatively affected. To remain competitive, Faneuil must continuously implement new technologies and expand its portfolio of outsourced services and may have to make occasional strategic adjustments to its pricing for its services.

Properties

Faneuil leases all its properties with various locations throughout the United States for customer contact centers, walk-in retail, and administration. Corporate headquarters are located in Hampton, VA.  Faneuil’s leased facilities comprise an aggregate of approximately 398,000 square feet with leases that expire at various dates through August 2021.  Faneuil believes that its leased facilities will be adequate for at least the next 12 months.

Backlog

Faneuil’s backlog represents executed contracts for future services.  The majority of Faneuil’s contracts are long-term and obligate Faneuil to provide services over multiple years.  Faneuil’s backlog may not represent guarantees of services as some of our contracts, especially with government entities, allow for cancellation under certain instances.  Faneuil adjusts backlog to reflect contract cancellations, deferrals, and revisions known at the reporting date; however, future contract modifications or cancellations may increase or reduce the backlog and future revenue.

The following table reflects the amount of Faneuil’s contract backlog by the fiscal year we expect to recognize revenue (in millions):

	As of September 30,
	2017	2016
Within one year	$91.6	$89.2
Between one year and two years	64.3	58.9
Between two years and three years	60.2	45.5
Between three years and four years	17.4	44.6
Thereafter	3.3	9.6
	$236.8	$247.8

The decrease in backlog as of September 30, 2017 compared to September 30, 2016 was due to the fulfillment of legacy contracts, slightly offset by acquisition of the CMO Business.

For more information regarding backlog, see “Part I, Item 1A. Risk Factors - Risks Related to our Business Generally and our Common Stock - We may not receive the full amounts estimated under the contracts in our backlog, which could reduce our revenue in future periods below the levels anticipated. This makes backlog an uncertain indicator of future operating results.”

Seasonality

Faneuil experiences seasonality within its various lines of business. For example, during the end of the calendar year through the end of the first calendar quarter, Faneuil generally experiences higher revenue with its healthcare customers as the customer contact centers increase operations during the enrollment periods of the healthcare exchanges. Faneuil’s revenue from its healthcare customers generally decreases during the remaining portion of the year after the enrollment period. Seasonality is less prevalent in the transportation industry, though there is typically an increase in volume during the summer months.

Governmental Regulation

Faneuil’s business is subject to many legal and regulatory requirements in the United States, covering such matters as data privacy, consumer protection, health care requirements, labor relations, taxation, internal and disclosure control obligations, governmental affairs and immigration. For example, Faneuil is subject to state and federal laws and regulations regarding the protection of consumer information commonly referred to as “non-public personal information.” For instance, the collection of patient data through Faneuil’s contact center services and medical device tracking services is subject to the Health Insurance Portability and Accountability Act of 1996, commonly known as HIPAA, which protects the privacy of patient data. These laws, regulations, and agreements require Faneuil to develop and implement policies to protect non-public personal information and to disclose these policies to consumers before a customer relationship is established and periodically after that. These laws, regulations, and agreements limit Faneuil’s ability to use or disclose non-public personal information for other than the purposes originally intended. Many of these regulations, including those related to data privacy, are frequently changing and sometimes conflict with existing ones amongst the various jurisdictions in which Faneuil provides services. Violations of these laws and regulations could result in liability for damages, fines, criminal prosecution, unfavorable publicity and restrictions on Faneuil’s ability to operate. Faneuil’s failure to adhere to or successfully implement processes in response to changing regulatory requirements in this area could result in legal liability or impairment to Faneuil’s reputation in the marketplace, which could have a material adverse effect on Faneuil’s business, results of operations and financial condition. Also, because a substantial portion of Faneuil’s operating costs consists of labor costs, changes in governmental regulations relating to wages, healthcare and healthcare reform and other benefits or employment taxes could have a material adverse effect on Faneuil’s business, results of operations or financial condition.

Management

Faneuil is led by ALJ board member Anna Van Buren, who has served as Faneuil’s President and Chief Executive Officer since 2009 and previously served in executive roles at Faneuil since 2004. For additional information regarding Ms. Van Buren, see “Part III, Item 10. Directors, Executive Officers and Corporate Governance.”

Carpets N’ More

Background

Carpets was originally organized in Nevada in 2002. We acquired Carpets from Levine Leichtman in 2014 for aggregate consideration of $5.25 million.

Carpets is one of the largest floor covering retailers in Las Vegas, Nevada, and a provider of multiple products for the commercial, retail and home builder markets, including flooring, countertops, cabinets, window coverings and garage/closet organizers. In addition to a stone and solid surface fabrication facility, Carpets has four retail locations in the Las Vegas area.

Products and Services

Floor Coverings. Carpets provides various floor coverings to home builders, commercial and retail customers including carpet, hardwood, laminate, tile, ceramic, porcelain, natural stone, vinyl plank, vinyl tile, area rugs and specialty flooring including bamboo, leather, cork and large format tile.

Countertops and Surrounds. Carpets provides countertop and surrounds, primarily for bathrooms and kitchens, including natural stone, granite, ceramic, porcelain, solid surface, quartz, and piedrafina.

Cabinets and Other Products. Carpets provides kitchen, bathroom, and garage cabinets, closet and closet organizers; and window coverings including blinds, shutters, and shades.

Customers

Carpets sells to a variety of customers, including homeowners and home builders as well as to owners and operators of commercial buildings. Carpets’ home building customers include some of the largest home builders in the United States, along with local builders in and around Las Vegas, Nevada. Carpets’ commercial customers include general contractors, real estate investment firms/funds and commercial entities such as casinos and other companies looking to improve their office space. Carpets’ retail customers include the general public interested in making home improvements.

Carpets bids directly with home builders on residential developments and is awarded flooring, countertops and surrounds, and/or cabinet contracts. These contracts involve installing the base level products in each of the residential homes within the awarded development and, when requested, providing upgraded materials and services to the base level products. Carpets also bids on commercial work and is awarded contracts generally on a fixed price basis. These projects generally involve high-rise condos, office buildings, tenant improvements, off-strip casinos and general contractors. Carpets’ marketing activities include billboards, Internet search engine optimization, banner advertising, car wraps, affiliate websites, radio and television advertising, and referrals.

A small number of customers have historically accounted for a substantial portion of Carpets net revenue.  The percentages of Carpets net revenue derived from its significant customers for the years ended September 30, 2017 and 2016 were as follows:

	Year Ended September 30,
	2017	2016
Customer A	33.8%	11.5%
Customer B	24.3	28.1
Customer C	17.7	24.7

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

The percentages of Carpets inventory purchases from its significant suppliers for the years ended September 30, 2017 and 2016 were as follows:

	Year Ended September 30,
	2017	2016
Supplier A	20.4%	19.5%
Supplier B	16.5	10.8
Supplier C	11.8	12.7
Supplier D	11.3	13.0

Backlog

Carpets’ backlog represents multi-year contracts with contractors to build-out communities, which typically takes about two to three years.  The following table reflects the amount of Carpets’ contract backlog by the fiscal year we expect to recognize revenue (in millions):

	As of September 30,
	2017	2016
Within one year	$21.8	$32.5
Between one year and two years	25.3	29.3
Between two years and three years	8.6	6.3
Between three years and four years	2.0	3.8
	$57.7	$71.9

The decrease at September 30, 2017, compared to September 30, 2016, was a result of the fulfilment of contracts during the year ended September 30, 2017 for contracts in place at September 30, 2016.

For more information regarding backlog, see “Part I, Item 1A. Risk Factors - Risks Related to our Business Generally and our Common Stock - We may not receive the full amounts estimated under the contracts in our backlog, which could reduce our revenue in future periods below the levels anticipated. This makes backlog an uncertain indicator of future operating results.

Competition

Carpets’ primary competitors include other flooring, countertop and surround, and cabinet providers in the Las Vegas area, such as Interior Specialist Inc. and Classic Flooring, as well as large box stores like Lowe’s, Home Depot and RC Willey. Carpets believes that its competitive advantages include a comprehensive and high-end quality solution for home builders for flooring, surrounds and cabinets, which provides them with a single point of accountability. Carpets also competes with discounted flooring companies like Cloud Carpet and Carpets Galore.

Seasonality

Carpets generally experiences seasonality within the home building business as the number of houses sold during the winter months is generally lower than other times during the year. Conversely, the number of houses sold and delivered during the remaining portion of the year increases in comparison.

Employees

Carpets had 436 employees, which included part-time installers, as of September 30, 2017.  All employees are located in the U.S.  None of its employees are subject to any collective bargaining agreements. Carpets considers its employee relations good.

Properties

Carpets’ corporate office, four retail locations, solid surface fabrication facility, and flooring and cabinet warehouses are all leased and located in or around Las Vegas, NV.  Carpets leased facilities comprise an aggregate of approximately 108,000 square feet with leases that expire at various dates through June 2026. Carpets believes its leased facilities will be adequate for at least the next 12 months.

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

Phoenix is a premier full-service, full-color printer with over 35 years of superior print experience. Drawing on a broad spectrum of materials and decorative technologies, Phoenix produces memorable, value-added components, heavily illustrated books, and specialty commercial products. Book publishers generally design book components to enhance the sales appeal of their books. The production of book components requires specialized equipment, materials, and finishes and often demands high-quality, intricate work. As a result, many leading publishers rely on specialty printers such as Phoenix to supply high-quality book components. This same philosophy applies to labels, packaging, and specialty commercial products, where Phoenix’s customers require the knowledge and expertise of a printer that can enhance their products for sale into the commercial marketplace. Phoenix has been servicing the publishing industry within the United States since 1979 and has formed lasting relationships with many of the biggest names in book publishing.

As a domestic manufacturer, Phoenix offers extensive, in-house digital pre-press capabilities and its technologically advanced UV printing platform supports an array of printing and finishing options. Phoenix’s innovative special effects include foil stamping, UV embellishments, and laminations, as well as its trademarked products LithoFoil®, MetalTone™, Look of Leather™ and VibraColor™.

Acquisition of Color Optics

On July 18, 2016, Phoenix acquired certain assets and assumed certain liabilities from AKI, Inc. (“AKI”) in respect of AKI’s Color Optics division (“Color Optics”) for an adjusted purchase price of $6.6 million cash.

Color Optics is a leading printing and packaging solutions business servicing the beauty, fragrance, cosmetic and consumer-packaged goods markets.  The purchase of Color Optics complements Phoenix’s current product offerings and has allowed Phoenix to expand and diversify its product offerings by leveraging its existing core competencies.

Products and Services

Books and Components

Phoenix offers several products for books and components, which represents approximately 80% of Phoenix net revenue.

Phoenix is a leader in providing distinctive cover components and high-quality, heavily illustrated and multi-colored books for all markets. With its technologically advanced prepress and press operations as well as an array of finishing applications and innovative special effects, Phoenix is committed to producing memorable, value-added products.

Labels and Packaging

In recent years, Phoenix has expanded into the label and packaging markets to leverage its unique printing and finishing capabilities as well as its trademarked special effects and extensive offerings of finishes and coatings. In 2014, Phoenix acquired the Brady Palmer Company, establishing its presence in the cut and stack label market.  With the purchase of Color Optics, Phoenix strengthened its presence in the label and packaging markets.  Phoenix is continuing to pursue growth in the folding carton and box wrap markets and has invested in additional manufacturing capabilities and sales and marketing personnel to support these efforts.

Employees

Phoenix had 398 employees as of September 30, 2017, of which 10 are subject to a collective bargaining agreement. All employees are located in the U.S.  Phoenix considers its employee relations good.

Customers

Phoenix customers include many of the leading publishing companies.  A small number of customers have historically accounted for a substantial portion of Phoenix net revenue.  The percentages of Phoenix net revenue derived from its significant customers for the years ended September 30, 2017 and 2016 were as follows:

	Year Ended September 30,
	2017	2016
Customer A	18.8%	21.8%
Customer B	13.0	10.5
Customer C	**	11.3

** Less than 10% of Phoenix net revenue.

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

The percentages of Phoenix inventory purchases from its significant suppliers for the years ended September 30, 2017 and 2016 were as follows:

	Year Ended September 30,
	2017	2016
Supplier A	27.8%	29.4%
Supplier B	10.3	13.2

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

The following table reflects the amount of Phoenix’s contract backlog by the fiscal year we expect to recognize revenue (in millions):

	As of September 30,
	2017	2016
Within one year	$55.5	$52.0
Between one year and two years	48.7	46.7
Between two years and three years	36.8	28.7
Between three years and four years	4.7	17.4
Thereafter	—	2.9
	$145.7	$147.7

The slight decrease as of September 30, 2017, compared to September 30, 2016, was a result of revenue recognized during the year ended September 30, 2017, from Phoenix’s backlog at September 30, 2016.

For more information regarding backlog, see “Part I, Item 1A. Risk Factors - Risks Related to our Business Generally and our Common Stock - We may not receive the full amounts estimated under the contracts in our backlog, which could reduce our revenue in future periods below the levels anticipated. This makes backlog an uncertain indicator of future operating results.”

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

Competition

The printing industry in general and the printing and manufacturing of books, in particular, is extremely competitive. Over the past several years, there has been significant consolidation in the publishing industry, such that fewer publishers control a greater share of the market. Although there are still many small, independent publishers, they do not wield the leverage held by major publishing houses. Additionally, the printing industry has experienced a reduction in demand for trade books due to the impact of the e-book market and a reduction in textbooks due to lower state government funding, alternative product formats and digital distribution of content.

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

Properties

Phoenix owns its principal properties for corporate offices and production located in Hagerstown, MD. Phoenix’s owned facilities comprise an aggregate of approximately 276,000 square feet.  Color Optics leases approximately 84,000 square feet in Rockaway, NJ, which expires in 2020.  Phoenix believes its facilities will be adequate for at least the next 12 months.

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

As of September 30, 2017, ALJ had two employees, its Executive Chairman and its Chief Financial Officer, performing services dedicated primarily to general corporate and administrative matters. Neither employee is represented by a labor union.

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

We have nine registered trademarks and one registered copyright in the United States as well as a number of common law trademarks and trade names. We rely substantially on unpatented proprietary technology. We do not consider the success of our business, as a whole, to be dependent on our intellectual property.

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

We make available free of charge our annual, quarterly and current reports, proxy statements and other information, in electronic format, upon request. To request such materials, please contact our Chief Financial Officer at 244 Madison Avenue, PMB #358, New York, NY 10016 or call 212-883-0083.

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

Faneuil may not be able to integrate the CMO Business successfully, and the anticipated benefits of the CMO Business acquisition may not be realized.

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

On March 23, 2010, President Obama signed the Affordable Care Act (the “Affordable Care Act”) into law, which has affected comprehensive health insurance reform, including the creation of health insurance exchanges, among other reforms. A portion of Faneuil’s healthcare business relates to providing services to health insurance exchanges in various states, and Faneuil believes that there may be significant opportunities for growth in this area.  President Trump has disclosed that a key initiative for his Presidency is to repeal or substantially change the Affordable Care Act. It is unclear whether changes that President Trump has planned to the Affordable Care Act will be enacted, or if enacted, will affect Faneuil’s business.  Significant changes to, or repeal of, the Affordable Care Act could materially and adversely affect that aspect of Faneuil’s business.

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

Faneuil faces intense competition from numerous competitors. Faneuil primarily competes on the basis of quality, performance, innovation, technology, price, applications expertise, system and service flexibility, and established customer service capabilities, as its services relate to toll collection, customer contact centers, and employee staffing. Faneuil may not be able to compete effectively on all of these fronts or with all of its competitors. In addition, new competitors may emerge, and service offerings may be threatened by new technologies or market trends that reduce the value of the services Faneuil provides. To remain competitive, Faneuil must respond to new technologies and enhance its existing services, and we anticipate that it may have to adjust the pricing for its services to stay competitive on future responses to proposals. If Faneuil does not compete effectively, its business, financial position, results of operations and cash flows could be materially adversely affected.

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

In some cases, Faneuil relies on and partners with third-party subcontractors as well as third-party equipment manufacturers to provide services under its contracts. To the extent that Faneuil cannot engage subcontractors or acquire equipment or materials, Faneuil’s ability to perform according to the terms of its contracts with its customers may be impaired. If the amount Faneuil is required to pay for subcontracted services or equipment exceeds the amount Faneuil has estimated in bidding for fixed prices or fixed unit price contracts, it could experience reduced profit or losses in the performance of these contracts with its customers. Also, if a subcontractor or a manufacturer is unable to deliver its services, equipment or materials according to the negotiated terms for any reason, including the deterioration of its financial condition, Faneuil may be required to purchase the services, equipment or materials from another source at a higher price. This may reduce the expected profit or result in a loss of a customer contract for which the services, equipment or materials were needed.

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

If Faneuil were to experience a temporary or permanent interruption at one or more of Faneuil’s data or customer contact centers due to natural disaster, casualty, operating malfunction, cyber-attack, sabotage or any other cause, Faneuil might be unable to provide the services it is contractually obligated to deliver. This could result in Faneuil being required to pay contractual damages to some clients or to allow some clients to terminate or renegotiate their contracts. Notwithstanding disaster recovery and business continuity plans and precautions instituted to protect Faneuil’s clients and Faneuil from events that could interrupt delivery of services, there is no guarantee that such interruptions would not result in a prolonged interruption in Faneuil’s ability to provide services to its clients or that such precautions would adequately compensate Faneuil for any losses it may incur as a result of such interruptions.

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

Faneuil’s business is subject to many laws and regulatory requirements in the United States, covering such matters as data privacy, consumer protection, health care requirements, labor relations, taxation, internal and disclosure control obligations, governmental affairs and immigration. For example, Faneuil is subject to state and federal laws and regulations regarding the protection of consumer information commonly referred to as “non-public personal information.” For instance, the collection of patient data through Faneuil’s contact center services is subject to the Health Insurance Portability and Accountability Act of 1996, commonly known as HIPAA, which protects the privacy of patients’ data. These laws, regulations, and agreements require Faneuil to develop and implement policies to protect non-public personal information and to disclose these policies to consumers before a customer relationship is established and periodically after that. These laws, regulations, and agreements limit Faneuil’s ability to use or disclose non-public personal information for purposes other than the ones originally intended. Many of these regulations, including those related to data privacy, are frequently changing and sometimes conflict with existing ones among the various jurisdictions in which Faneuil provides services. Violations of these laws and regulations could result in Faneuil’s liability for damages, fines, criminal prosecution, unfavorable publicity and restrictions on Faneuil’s ability to operate. Faneuil’s failure to adhere to or successfully implement processes in response to changing regulatory requirements in this area could result in legal liability or impairment to Faneuil’s reputation in the marketplace, which could have a material adverse effect on Faneuil’s business, results of operations and financial condition. In addition, because a substantial portion of Faneuil’s operating costs consists of labor costs, changes in governmental regulations relating to wages, healthcare and healthcare reform and other benefits or employment taxes could have a material adverse effect on Faneuil’s business, results of operations or financial condition.

A failure to attract and retain necessary personnel, skilled management, and qualified subcontractors may have an adverse impact on Faneuil’s business.

Because Faneuil operates in intensely competitive markets, its success depends to a significant extent upon its ability to attract, retain and motivate highly skilled and qualified personnel and to subcontract with qualified, competent subcontractors. If Faneuil fails to attract, develop, motivate, retain, and effectively utilize personnel with the desired levels of training or experience, or is unable to contract with qualified, competent subcontractors, Faneuil’s business will be harmed. Experienced and capable personnel remain in high demand, and there is continual competition for their talents. Additionally, regarding the labor-intensive business of Faneuil, quality service depends on Faneuil’s ability to retain employees and control personnel turnover. Any increase in the employee turnover rate could increase recruiting and training costs and could decrease operating effectiveness and productivity. Faneuil may not be able to continue to hire, train and retain a sufficient number of qualified personnel to adequately staff new client projects. Faneuil’s business is driven in part by the personal relationships of Faneuil’s senior management team, and its success depends on the skills, experience, and performance of members of Faneuil’s senior management team. Despite executing an employment agreement with Faneuil’s CEO, she or other members of the management team may discontinue service with Faneuil and Faneuil may not be able to find individuals to replace them at the same cost, or at all. Faneuil has not obtained “key person” insurance for any member of its senior management team. The loss or interruption of the services of any key employee or the loss of a key subcontractor relationship could hurt Faneuil’s business, financial condition, cash flow, results of operations and prospects.

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

The floor covering industry is highly competitive. Carpets competes with a number of home improvement stores, building materials supply houses and lumber yards, specialty design stores, showrooms, discount stores, local, regional and national hardware stores, mail order firms, warehouse clubs, independent building supply stores and other retailers, as well as with installers. Also, it faces growing competition from online and multichannel retailers as its customers increasingly use computers, tablets, smartphones and other mobile devices to shop online and compare prices and products in real time. Intense competitive pressures from one or more of Carpets’ competitors or its inability to adapt effectively and quickly to a changing competitive landscape could affect its prices, its margins or demand for its products and services. If it is unable to respond timely and appropriately to these competitive pressures, including through maintaining competitive locations of stores, customer service, quality and price of merchandise and services, in-stock levels, and merchandise assortment and presentation, its market share and its financial performance could be adversely affected.

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

Failure to achieve and maintain a high level of product and service quality could damage Carpets’ image with customers and negatively impact its sales, profitability, cashflows, and financial condition.

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

If Carpets is unable to manage its installation service business effectively, it could suffer lost sales and be subject to fines, lawsuits, and a damaged reputation.

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

Phoenix is dependent upon the availability of raw materials to produce its products. Phoenix primarily uses paper, ink, and adhesives, and the price and availability of these raw materials are affected by numerous factors beyond Phoenix’s control. These factors include:

•	the level of consumer demand for these materials and downstream products containing or using these materials;
•	the supply of these materials and the impact of industry consolidation;
•	government regulation and taxes;
•	market uncertainty;
•	volatility in the capital and credit markets;
•	environmental conditions and regulations; and
•	political and global economic conditions.

Any material increase in the price of key raw materials could adversely impact Phoenix’s cost of sales or result in the loss of availability of such materials at reasonable prices. When these fluctuations result in significantly higher raw material costs, Phoenix’s operating results are adversely affected to the extent it is unable to pass on these increased costs to its customers or to the extent they materially affect customer buying habits. Significant fluctuations in prices for paper, ink, and adhesives could, therefore, have a material adverse effect on Phoenix’s business.

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

Phoenix may not be able to successfully integrate recently acquired businesses, and the anticipated benefits of the recently acquired businesses may not be realized.

Phoenix has completed multiple acquisitions with the expectation that such acquisitions would result in various benefits, including, among other things, complementing Phoenix’s current product offerings and allowing Phoenix to expand and diversify its product offerings by leveraging its existing core competencies. Achieving those anticipated benefits is subject to a number of uncertainties, including whether Phoenix can integrate the acquired businesses in an efficient and effective manner. The integration process could also take longer than Phoenix anticipates and could result in the loss of valuable employees, the disruption of each company’s ongoing businesses, processes and systems or inconsistencies in standards, controls, procedures, practices, policies and compensation arrangements, any of which could adversely affect Phoenix’s ability to achieve the benefits it anticipates.

Risks Related to our Businesses Generally and our Common Stock

Our ability to engage in some business transactions may be limited by the terms of our debt.

Our financing documents contain affirmative and negative financial covenants restricting ALJ, Faneuil, Carpets, and Phoenix. Specifically, our loan facilities include covenants restricting ALJ’s, Faneuil’s, Carpets’ and Phoenix’s ability to:

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

We are subject to claims arising in the ordinary course of our business that could be time-consuming, result in costly litigation and settlements or judgments, require significant amounts of management attention and result in the diversion of significant operational resources, which could adversely affect our business, financial condition and results of operations.

We, and our subsidiaries, are currently involved in, and from time to time may become involved in, legal proceedings or be subject to claims arising in the ordinary course of our business. Our subsidiaries Carpets and Faneuil have each been named in lawsuits incidental to its ordinary business, and have filed actions against third parties in connection with such lawsuits.  We have carefully analyzed our cases with our counsel, and we believe that we are not subject to any material risk of liability.  Nevertheless, litigation is inherently unpredictable, time-consuming and distracting to our management team, and the expenses of conducting litigation are not inconsequential.  Such distraction and expense may adversely affect the execution of our business plan and our ability to compete effectively in the marketplace.  For additional information, see “Part I. Item 3, Legal Proceedings.”

Changes in interest rates may increase our interest expense.

As of September 30, 2017, $96.5 million of our current borrowings under the Cerberus Term Loan, Cerberus/PNC Revolver, and potential future borrowings are, and may continue to be, at variable rates of interest, tied to LIBOR or the Prime Rate of interest, thus exposing us to interest rate risk.  If interest rates do increase, our debt service obligations on our variable rate indebtedness could increase even if the amount borrowed remained the same, resulting in a decrease in our net income. For example, if interest rates increased in the future by 100 basis points, based on our current borrowings as of September 30, 2017, we would incur approximately an additional $1.0 million per annum in interest expense.

We may not receive the full amounts estimated under the contracts in our backlog, which could reduce our revenue in future periods below the levels anticipated. This makes backlog an uncertain indicator of future operating results.

As of September 30, 2017, each of our subsidiaries had a significant backlog.  Our backlog is typically subject to large variations from quarter to quarter and comparisons of backlog from period to period are not necessarily indicative of future revenue. The contracts comprising our backlog may not result in actual revenue in any particular period or at all, and the actual revenue from such contracts may differ from our backlog estimates. The timing of receipt of revenue, if any, for projects included in backlog could change because many factors affect the scheduling of projects. In certain instances, customers may have the right to cancel, reduce or defer amounts that we have in our backlog, which could negatively affect our future revenue.  The failure to realize all amounts in our backlog could adversely affect our revenue and gross margins. As a result, our subsidiaries’ backlog as of any particular date may not be an accurate indicator of our future revenue or earnings.

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

•	assumption of certain known and unknown liabilities of the acquired business;
•	regulatory challenges or resulting delays; and
•	potential disputes (including with respect to indemnification claims) with the buyers of disposed businesses or with the sellers of acquired businesses, technologies, services or products.

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

Our net operating loss carryforwards could be substantially limited if we experience an “ownership change,” as defined in Section 382 of the Internal Revenue Code.

Our ability to utilize net operating losses (“NOLs”) and built-in losses under Section 382 of the Code and tax credit carryforwards to offset our future taxable income and/or to recover previously paid taxes would be limited if we were to undergo an “ownership change” within the meaning of Section 382 of the Code.

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

If we undergo an ownership change for purposes of Section 382 as a result of future transactions involving our common stock, including purchases or sales of stock between 5% stockholders, our ability to use our NOLs and to recognize certain built-in losses would be subject to the limitations of Section 382. Depending on the resulting limitation, a significant portion of our NOLs could expire before we would be able to use them.  At September 30, 2017, we had net operating loss carryforwards for federal income tax purposes of approximately $154.3 million that start expiring in 2022. Approximately $131.3 million of the carryforward expires in 2022. Our inability to utilize our NOLs would have a negative impact on our financial position and results of operations.

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

In April 2017, the Trump administration announced a broad plan for proposed tax reform, including a reduction of the corporate tax rate from 35% to 15%, a one-time tax imposed at a reduced rate on un-repatriated offshore earnings, and the elimination of U.S. tax on foreign earnings. A set of tax reforms proposed in 2016 by certain Republican members of the House of Representatives included some of these proposals as well as a reduction of the corporate tax rate to 20%, possible limitations on the deduction for interest expense, immediate tax deductions for new investments instead of deductions for depreciation expense over time, and possible indefinite carryforwards of tax NOLs. It is uncertain at the present time if, when and in what form, any proposed corporate tax reforms might be implemented and the likely impact of such legislation on our business and financial results. While a reduction in the corporate income tax rate could result in lower future tax expense and tax payments, such changes could result in a potentially significant reduction in the value and utility of our U.S. federal NOLs and other tax assets.

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

Our executive officers and directors and their affiliated entities together beneficially own a majority of our outstanding common stock, and our Executive Chairman owns approximately 36.0% of our outstanding common stock as of September 30, 2017. As a result, these stockholders, if they act together or in a block, could have significant influence over most matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions, even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

We are an “emerging growth company,” and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies.”

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

As an emerging growth company, we will be subject to reduced public company reporting requirements. As an emerging growth company, we are exempt from Section 404(b) of Sarbanes Oxley. Section 404(a) requires issuers to publish information in their annual reports concerning the scope and adequacy of the internal control structure and procedures for financial reporting. This statement shall also assess the effectiveness of such internal controls and procedures. Section 404(b) requires that the registered accounting firm shall, in the same report, attest to and report on the assessment of the effectiveness of the internal control structure and procedures for financial reporting.

As an emerging growth company, we are also exempt from Section 14A (a) and (b) of the Securities Exchange Act of 1934 which require the shareholder approval of executive compensation and golden parachutes.

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

Your share ownership may be diluted by the issuance of additional shares of our common or preferred stock or securities convertible into common or preferred stock in the future. As of September 30, 2017, a total of 1,904,000 shares of our common stock are issuable pursuant to outstanding options issued by us at a weighted-average exercise price of $3.11. It is probable that options to purchase our common stock will be exercised during their respective terms if the fair market value of our common stock exceeds the exercise price of the particular option. If the stock options are exercised, your share ownership will be diluted.  Additionally, options to purchase up to 1,380,000 shares of ALJ common stock are available for grant under our existing equity compensation plans as of September 30, 2017.

In addition, our board of directors may determine from time to time that we need to raise additional capital by issuing additional shares of our common stock or other securities. We are not restricted from issuing additional common stock or preferred stock, including any securities that are convertible into or exchangeable for, or that represent the right to receive, common or preferred stock. The issuance of any additional shares of common stock or preferred stock or securities convertible into, exchangeable for or that represent the right to receive common or preferred stock, or the exercise of such securities could be substantially dilutive to shareholders of our common stock. New investors also may have rights, preferences, and privileges that are senior to, and that adversely affect, our then current shareholders. Holders of our shares of common stock have no preemptive rights that entitle holders to purchase their pro rata share of any offering of shares of any class or series. The market price of our common stock could decline as a result of sales of shares of our common stock made after this offering or the perception that such sales could occur. We cannot predict or estimate the amount, timing or nature of our future offerings. Thus, our shareholders bear the risk of our future offerings reducing the market price of our common stock and diluting their stock holdings.

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

We have a stockholder rights plan designed to preserve the value of certain tax assets primarily associated with our NOLs and built-in losses under Section 382. At September 30, 2017, we had approximately $154.3 million of NOLs. The use of such losses to offset federal income tax would be limited if we experience an “ownership change” under Section 382. This would occur if stockholders owning (or deemed under Section 382 to own) 5% or more of our stock by value increase their collective ownership of the aggregate amount of our stock by more than 50 percentage points over a defined period. The Rights Plan was adopted to reduce the likelihood of an “ownership change” occurring as defined by Section 382.

In connection with the Rights Plan, we declared a dividend of one preferred share purchase right for each share of its common stock outstanding as of the close of business on May 21, 2009. Pursuant to the Rights Plan, any stockholder or group that acquires beneficial ownership of 4.9 percent or more of our outstanding stock (an “Acquiring Person”) without the approval of our Board of Directors would be subjected to significant dilution of its holdings. Any existing stockholder holding 4.9% or more of our stock will not be considered an Acquiring Person unless such stockholder acquires additional stock; provided that existing stockholders actually known to us to hold 4.9% or more of its stock as of April 30, 2009, are permitted to purchase up to an additional 5% of our stock without triggering the Rights Plan. In addition, in its discretion, the Board of Directors may exempt certain persons whose acquisition of securities is determined by the Board of Directors not to jeopardize our deferred tax assets and may also exempt certain transactions. The Rights Plan will continue in effect until May 13, 2019, unless it is terminated or the preferred share purchase rights are redeemed earlier by the Board of Directors.

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

ITEM 3. LEGAL PROCEEDINGS.

Faneuil, Inc. v. 3M Company

Faneuil filed a complaint against 3M Company on September 22, 2016, in the Circuit Court for the City of Richmond, Virginia.  The dispute arises out of a subcontract entered into between 3M and Faneuil in relation to a toll road project in Portsmouth, Virginia. Under the terms of the subcontract, Faneuil provides certain services to 3M as part of 3M’s agreement to provide services to Elizabeth River Crossing (“ERC”).  After multiple attempts to resolve a dispute over unpaid invoices failed, Faneuil determined to file suit against 3M to collect on its outstanding receivables.  In its complaint, Faneuil seeks recovery of $5.1 million based on three causes of action:  breach of contract, breach of the implied covenant of good faith and fair dealing, and unjust enrichment.

On October 14, 2016, 3M filed its answer and counterclaim against Faneuil.  In its counterclaim, 3M seeks recovery in excess of $10.0 million based on three claims:  breach of contract/indemnification, breach of the implied covenant of good faith and fair dealing and unjust enrichment.  3M’s counterclaim alleges it incurred approximately $3.2 million in damages payable to ERC as a result of Faneuil’s conduct and seeks indemnification of an additional $10.0 million in damages incurred as a result of continued performance under its contract with ERC. A five-day bench trial is set for April 2018. A pretrial scheduling order has been entered and the parties are engaged in substantive discovery at this time.

Subsequent to filing suit against 3M, Faneuil entered into an agreement with ERC whereby ERC would become responsible for paying Faneuil directly for all services rendered from April 1, 2016, through December 31, 2016.  That agreement resulted in a payment from ERC to Faneuil on December 8, 2016, which resolved a portion of the $5.1 million claim against 3M.

During June 2017, ERC transitioned the services that were provided by Faneuil to an internal customer service operation.  As a result of this transition, Faneuil no longer provides services to 3M or ERC.  ERC continues to reimburse Faneuil for immaterial transition costs incurred by Faneuil.

Faneuil believes the facts support its claims that the disputed services should be paid and that 3M’s counterclaims are without merit.  Faneuil intends to vigorously prosecute its claims against 3M and to defend against 3M’s counterclaims.  Although litigation is inherently unpredictable, Faneuil remains confident in its ability to collect all of its outstanding receivables from 3M.

McNeil, et al. v. Faneuil, Inc.

Tammy McNeil, a former Faneuil call center employee, filed a Fair Labor Standards Act collective action case against Faneuil in federal court in Newport News, Virginia in 2015.  The class action asserted various timekeeping and overtime violations, which Faneuil denied.  On June 6, 2017, the case was settled by the parties as part of a court-ordered mediation, for $0.3 million in damages, plus plaintiff’s attorney fees.  Because the parties could not agree on the dollar amount of plaintiff’s attorney fees, both parties agreed to allow the court to determine the amount.  On November 8, 2017, Faneuil received the court’s recommendation, which awarded a total of $0.7 million for plaintiff’s attorney fees and court fees.  Faneuil has objected to a portion of the recommendation and has requested that the district court judge further reduce the award.

Marshall v. Faneuil, Inc.

On July 31, 2017, plaintiff Donna Marshall (“Marshall”), filed a proposed class action lawsuit in the Superior Court of the State of California for the County of Sacramento against Faneuil and ALJ. Marshall, a previously terminated Faneuil employee, alleges various California state law employment-related claims against Faneuil.  Faneuil has answered the complaint and removed the matter to the United States District Court for the Eastern District of California; however, Marshall has recently filed a motion to remand the case back to state court. The case is in an early stage and the parties have not begun substantive discovery at this time. Faneuil believes this action is without merit and intends to defend it vigorously.

Thornton vs. ALJ Regional Holdings, Inc., et al.

On September 21, 2016, Plaintiffs Clifford Thornton and Tracey Thornton filed a complaint in the Nevada District Court for Clark County against ALJ, Carpets, Steve Chesin, and Jess Ravich.  The complaint includes claims for (1) fraud, (2) bad faith, (3) civil conspiracy, (4) unjust enrichment, (5) wrongful termination, (6) intentional infliction of emotional distress, (7) negligent infliction of emotional distress, and (8) loss of marital consortium. On November 1, 2016, the defendants filed an answer to the complaint generally denying all claims. The parties are engaged in substantive discovery at this time, with the close of discovery scheduled for May 25, 2018 and all substantive dispositive motions due June 25, 2018. ALJ and Carpets believe this action is without merit and intend to defend it vigorously.

In connection with its pending litigation matters (including the matters described above), management has estimated the range of possible loss, including expenses, to be between $1.8 million and $2.4 million; however, as management has determined that no one estimate within the range is better than another, it has accrued $1.8 million as of September 30, 2017.

Other Litigation

We and our subsidiaries have been named in, and from time to time may become named in, various other lawsuits or threatened actions that are incidental to our ordinary business. Litigation is inherently unpredictable. Any claims against us, whether meritorious or not, could be time-consuming, cause us to incur costs and expenses, require significant amounts of management time, or result in the diversion of significant operational resources. The results of these lawsuits and actions cannot be predicted with certainty. We concluded as of September 30, 2017, that the ultimate resolution of these matters would not have a material adverse effect on our business, consolidated financial position, results of operations, or cash flows.

ITEM 4. MINE SAFETY DISCLOSURE.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

On May 11, 2016, our stock began trading on NASDAQ under the ticker symbol “ALJJ.”  Prior to May 11, 2016, our stock traded on the OTC Bulletin Board (“OTCBB”).  The following table sets forth the range of high and low sales prices for the Company’s common stock for the periods indicated:

	High	Low
Fiscal 2017:
1st Quarter	$4.87	$3.75
2nd Quarter	4.45	3.51
3rd Quarter	3.79	3.09
4th Quarter	3.75	2.81
Fiscal 2016:
1st Quarter	$5.15	$3.70
2nd Quarter	5.00	4.02
3rd Quarter	5.50	3.80
4th Quarter	5.10	4.42

Record Holders

As of November 30, 2017, there were 138 registered holders of ALJ’s common stock.  In addition, there are a significant number of holders of ALJ common stock that are “street name” or beneficial holders, whose shares are held of record by banks, brokers, and other financial institutions.

Dividends

We have not declared or paid dividends on our common stock to date.  We intend to retain any earnings for use in the business for the foreseeable future.

Equity Compensation Plan Information

On July 11, 2016, ALJ shareholders approved ALJ’s Omnibus Equity Incentive Plan (the “2016 Plan”), which allows ALJ and its subsidiaries to grant securities of ALJ to officers, employees, directors or consultants.  ALJ believes that equity-based compensation is fundamental to attracting, motivating and retaining highly-qualified dedicated employees who have the skills and experience required to achieve business goals.  Further, ALJ believes the 2016 Plan aligns the compensation of directors, officers, and employees with shareholder interest.

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

The following table sets forth certain information concerning shares of common stock authorized for issuance under the Company’s existing equity compensation plans as of September 30, 2017:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	620,000	$3.25	1,380,000
Equity compensation plans not approved by security holders	1,284,000	3.04	—
Total	1,904,000	$3.11	1,380,000

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. Our MD&A is organized as follows:

•	Overview. Discussion of our business and overall analysis of financial and other highlights affecting us to provide context for the remainder of MD&A.
•	Results of Operations. An analysis of our financial results comparing the year ended September 30, 2017 (“Fiscal 2017”) to the year ended September 30, 2016 (“Fiscal 2016”).
•	Liquidity and Capital Resources. An analysis of changes in our cash flows and discussion of our financial condition and liquidity.
•	Contractual Obligations. Discussion of our contractual obligations as of September 30, 2017.
•	Off-Balance Sheet Arrangements. Discussion of our off-balance sheet arrangements as of September 30, 2017.
•

Critical Accounting Policies and Estimates.  This section provides a discussion of the significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.

The following discussion should be read in conjunction with our consolidated financial statements, and accompanying notes included at “Part IV, Item 15. Exhibits, Financial Statement Schedules.”  The following discussion contains a number of forward-looking statements that involve a number of risks and uncertainties. Words such as "anticipates," "expects," "intends," "goals," "plans," "believes," "seeks," "estimates," "continues," "may," "will," "should," and variations of such words and similar expressions are intended to identify such forward-looking statements. Such statements are based on our current expectations and could be affected by the risk and uncertainties described in “Part I, Item 1A. Risk Factors.” Our actual results may differ materially.

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

We continue to see our business evolve as we execute our strategy of buying attractively valued assets, such as Faneuil’s May 26, 2017, acquisition of certain assets and assumption of certain liabilities of the customer management outsourcing business (“CMO Business”) from Vertex Business Services LLC (“Vertex”), and Phoenix’s July 18, 2016, acquisition of Color Optics, a leading printing and packaging solutions enterprise servicing the beauty, fragrance, cosmetic and consumer-packaged goods markets.  In analyzing the financial impact of any potential acquisition, we focus on earnings, operating margin, cash flow and return on invested capital targets. We hire successful and experienced management teams to run each of our operating companies and incentivize them to drive higher profits. We are focused on increasing our revenue at each of our operating subsidiaries by investing in sales and marketing, expanding into new products and markets, and evaluating and executing on tuck-in acquisitions, while continually examining our cost structures to drive higher profits.

Results of Operations

The following table sets forth certain consolidated condensed statements of income data as a percentage of net revenue for each period as follows (in thousands, except per share amounts):

	Year Ended September 30, 2017		Year Ended September 30, 2016
		% of		% of
	Dollars	Net Revenue	Dollars	Net Revenue
Net revenue (1)
Faneuil	$158,264	48.4%	$131,843	49.1%
Carpets	69,725	21.4	50,606	18.9
Phoenix	98,729	30.2	85,920	32.0
Consolidated net revenue	326,718	100.0	268,369	100.0
Cost of revenue (2)
Faneuil	120,805	76.3	104,083	78.9
Carpets	56,777	81.4	41,120	81.3
Phoenix (3)	73,122	74.1	59,283	69.0
Consolidated cost of revenue	250,704	76.7	204,486	76.2
Selling, general and administrative expense (2)
Faneuil	24,604	15.5	17,102	13.0
Carpets	11,659	16.7	8,788	17.4
Phoenix	12,546	12.7	11,108	12.9
ALJ	3,135	—	3,886	—
Consolidated selling, general and administrative expense	51,944	15.9	40,884	15.2
Depreciation and amortization expense (2)
Faneuil	8,109	5.1	6,171	4.7
Carpets	737	1.1	641	1.3
Phoenix (4)	2,521	2.6	2,475	2.9
Consolidated depreciation and amortization expense	11,367	3.5	9,287	3.5
Gain (loss) on disposal of assets, net (2)
Faneuil	—	—	(61)	—
Phoenix	(8)	—	199	0.2
ALJ	—	—	(11)	—
Segment operating income (loss) (2)
Faneuil	4,746	3.0	4,426	3.4
Carpets	552	0.8	57	0.1
Phoenix	10,532	10.7	13,253	15.4
ALJ	(3,135)	—	(3,897)	—
Consolidated segment operating income (loss)	12,695	3.9	13,839	5.2
Interest expense (5)	(9,744)	(3.0)	(9,129)	(3.4)
Other income	298	0.1	—	—
Benefit from income taxes (5)	12,424	3.8	6,215	2.3
Net income (5)	$15,673	4.8	$10,925	4.1
Basic earnings per share of common stock	$0.45		$0.31
Diluted earnings per share of common stock	$0.43		$0.30

(1)	Percentage is calculated as segment revenue divided by consolidated revenue.
(2)	Percentage is calculated as a percentage of the respective segment revenue.
(3)	Includes depreciation expense of $5,244,000 and $3,973,000 during Fiscal 2017 and Fiscal 2016, respectively.
(4)

Primarily amortization of intangible assets.  Total depreciation and amortization for Phoenix, including depreciation expense captured in cost of revenue, was $7,765,000 and $6,447,000 during Fiscal 2017 and Fiscal 2016, respectively.

(5)	Percentage is calculated as a percentage of consolidated revenue.

Net Revenue

	Year Ended September 30,
(in thousands)	2017	2016	$ Change	% Change
Faneuil	$158,264	$131,843	$26,421	20.0%
Carpets	69,725	50,606	19,119	37.8
Phoenix	98,729	85,920	12,809	14.9
Consolidated net revenue	326,718	268,369	58,349	21.7

Faneuil Net Revenue

Faneuil net revenue for Fiscal 2017 was $158.3 million, an increase of $26.4 million, or 20.0%, compared to net revenue of $131.8 million for Fiscal 2016.  The increase in net revenue was mainly attributable to new customer contracts entered into since September 2016 which added $17.9 million net revenue, and the CMO Business acquisition, which added $12.6 million net revenue during Fiscal 2017.  The remaining change was a result of normal fluctuations in existing customer contracts.

Carpets Net Revenue

Carpets net revenue for Fiscal 2017 was $69.7 million, an increase of $19.1 million, or 37.8%, compared to net revenue of $50.6 million for Fiscal 2016.  The increase was primarily attributable to an increase in contract awards from an existing builder client for flooring, cabinets, and granite, and higher volumes from new homebuilder contracts awarded earlier in Fiscal 2017.  Carpets revenue is primarily impacted by the performance of the Las Vegas housing market, which has trended upwards since the beginning of Fiscal 2016.

Phoenix Net Revenue

Phoenix net revenue for Fiscal 2017 was $98.7 million, an increase of $12.8 million, or 14.9%, compared to $85.9 million during Fiscal 2016.  The increase was attributable to the increased packaging revenue as a result of the Color Optics acquisition, which added net revenue of $14.6 million during Fiscal 2017, offset slightly by lower volumes from publishers.

Cost of Revenue

	Year Ended September 30,
(in thousands)	2017	2016	$ Change	% Change
Faneuil	$120,805	$104,083	$16,722	16.1%
As a percentage of net revenue	76.3%	78.9%
Carpets	56,777	41,120	15,657	38.1
As a percentage of net revenue	81.4%	81.3%
Phoenix	73,122	59,283	13,839	23.3
As a percentage of net revenue	74.1%	69.0%
Consolidated cost of revenue	250,704	204,486	46,218	22.6

Faneuil Cost of Revenue

Faneuil cost of revenue for Fiscal 2017 was $120.8 million, an increase of $16.7 million, or 16.1%, compared to $104.1 million for Fiscal 2016.  The absolute dollar increase in cost of revenue was a direct result of the increased net revenue.  During Fiscal 2017 as compared to Fiscal 2016, cost of revenue as a percentage of net revenue decreased to 76.3% from 78.9% as a result of favorable contract rates during Fiscal 2017.

Carpets Cost of Revenue

Carpets cost of revenue for Fiscal 2017 was $56.8 million, an increase of $15.7 million, or 38.1%, compared to cost of revenue of $41.1 million for Fiscal 2016.  The absolute dollar increase in cost of revenue was a direct result of increased net revenue.  Cost of revenue as a percentage of net revenue was relatively constant at 81.4% during Fiscal 2017 and 81.3% during Fiscal 2016.

Phoenix Cost of Revenue

Phoenix cost of revenue for Fiscal 2017 was $73.1 million, an increase of $13.8 million, or 23.3%, compared to $59.3 million for Fiscal 2016.  The absolute dollar increase in cost of revenue was mainly attributable to increased packaging revenue as a result of the Color Optics acquisition.  During Fiscal 2017 as compared to Fiscal 2016, cost of revenue as a percentage of net revenue increased to 74.1% from 69.0% as a result of changes in product mix sold, and higher fixed costs, primarily depreciation expense, associated with the Color Optics business relative to the legacy Phoenix business.  Phoenix anticipates reducing these fixed costs over the next 12 months as Color Optics is fully integrated into Phoenix operations.  Phoenix experiences normal fluctuations to cost of revenue as a percentage of net revenue as a result of changes to the mix of products sold.

Selling, General and Administrative Expense

	Year Ended September 30,
(in thousands)	2017	2016	$ Change	% Change
Faneuil	$24,604	$17,102	$7,502	43.9%
Carpets	11,659	8,788	2,871	32.7
Phoenix	12,546	11,108	1,438	12.9
ALJ	3,135	3,886	(751)	(19.3)
Consolidated selling, general and administrative expense	51,944	40,884	11,060	27.1

Faneuil Selling, General and Administrative Expense

Faneuil selling, general and administrative expense for Fiscal 2017 was $24.6 million, an increase of $7.5 million, or 43.9%, compared to $17.1 million for Fiscal 2016.  The increase was attributable to a $4.5 million increase to support the onboarding of new customers and a $4.0 million increase to support existing customers and their expanding infrastructure requirements, partially offset by a $1.0 million decrease to customer contracts that terminated in Fiscal 2016.  Additionally, Faneuil legal expenses increased approximately $1.3 million during Fiscal 2017 compared to Fiscal 2016 as a result of the CMO Business acquisition, to support Faneuil’s various ongoing legal actions, and to record estimated settlement reserves for legal actions that were resolved during Fiscal 2017.  Certain expenses, which do not fluctuate directly with net revenue, including legal, communications, software maintenance, general business insurance, and business taxes, increased during Fiscal 2017 compared to Fiscal 2016.  As a result, selling, general and administrative expense as a percentage of net revenue increased to 15.5% for Fiscal 2017 from 13.0% for Fiscal 2016.

Carpets Selling, General and Administrative Expense

Carpets selling, general and administrative expense was $11.7 million for the year ended September 30, 2017, an increase of $2.9 million, or 32.7%, compared to selling, general and administrative expense of $8.8 million for the year ended September 30, 2016.  The increase was primarily attributable to higher sales commissions as a result of increased net revenue, increased headcount, including a chief operating officer to support Carpets reorganization efforts, and growth in the cabinet and granite divisions.  Selling, general and administrative expense as a percentage of net revenue decreased to 16.7% for Fiscal 2017 from 17.4% for Fiscal 2016 as a result of fixed expenses, mainly facilities and headcount, which do not fluctuate with net revenue.

Phoenix Selling, General and Administrative Expense

Phoenix selling, general and administrative expense for Fiscal 2017 was $12.5 million, an increase of $1.4 million, or approximately 12.9%, compared to $11.1 million for Fiscal 2016.  The increase was mainly to support the expansion of revenue from packaging services as a result of the Color Optics acquisition, and approximately $0.3 million of non-recurring restructuring expenses incurred in Fiscal 2017 related to the integration of Color Optics into Phoenix operations.  Selling, general and administrative expense as a percentage of net revenue remained relatively flat at 12.7% and 12.9% for Fiscal 2017 and Fiscal 2016, respectively.

ALJ Selling, General and Administrative Expense

ALJ selling, general and administrative expense for Fiscal 2017 was $3.1 million, a decrease of $0.8 million, or approximately 19.3%, compared to selling, general and administrative expense of $3.9 million for Fiscal 2016.  The decrease was primarily attributable to non-recurring legal and accounting fees totaling $0.7 million to support our uplisting process from the OTCBB to NASDAQ.  To a lesser extent, the decrease was a result of a new compensation plan for our board members that was approved in December 2015 and included a retroactive adjustment during Fiscal 2016 that did not reoccur in Fiscal 2017.  The decrease was partially offset by increased compensation expense associated with hiring a full-time chief financial officer.   We expect legal and accounting fees to increase as we comply with the ongoing reporting requirements of a public company.

Depreciation and Amortization

	Year Ended September 30,
(in thousands)	2017	2016	$ Change	% Change
Faneuil	$8,109	$6,171	$1,938	31.4%
Carpets	737	641	96	15.0
Phoenix	2,521	2,475	46	1.9
Consolidated depreciation and amortization expense	11,367	9,287	2,080	22.4

Faneuil Depreciation and Amortization

Faneuil depreciation and amortization expense for Fiscal 2017 was $8.1 million, an increase of $1.9 million, or 31.4%, compared to $6.2 million for Fiscal 2016.  The increase was a result of new capital expenditures during Fiscal 2017 and Fiscal 2016 that totaled approximately $8.8 million and $5.5 million, respectively, the majority of which were to support new and existing customers.  Faneuil experiences increases in depreciation and amortization expenses as new customers are onboarded.

Carpets Depreciation and Amortization

Carpets depreciation and amortization expense for Fiscal 2017 was $0.7 million, an increase of $0.1 million, or 15.0%, compared to $0.6 million for Fiscal 2016.  Carpets expects to experience an increase in depreciation and amortization expense as new automation machinery for its granite and stone facility is acquired.

Phoenix Depreciation and Amortization

Phoenix depreciation and amortization expense was $2.5 million for both Fiscal 2017 and Fiscal 2016.  The majority of Phoenix depreciation and amortization expense was included in the cost of revenue, as discussed above.

Interest Expense

Interest expense for Fiscal 2017 was $9.7 million, a $0.6 million increase compared to interest expense of $9.1 million for Fiscal 2016.  The increase was primarily attributable to the weighted average outstanding balance of our term loan and line of credit during Fiscal 2017 compared to Fiscal 2016 as a result of business acquisitions.  The outstanding balance under our line of credit increased $5.5 million in May 2017 to fund the CMO Business acquisition.  The outstanding balance under our term loan increased $10.0 million in July 2016 to fund the Color Optics acquisition.  To a lesser extent, the increase was attributable to the increased annual interest rates.  We expect our future interest expense to fluctuate as a result of payments reducing our outstanding term loan balance, interest rate fluctuations, and additional capital lease borrowings.

Other Income

Other income for the year ended September 30, 2017 related to a one-time derecognition of a liability for discontinued business operations, which management determined was no longer required.

Income Taxes

We recorded a benefit from income taxes during Fiscal 2017 of $12.4 million, compared to a benefit from income taxes during Fiscal 2016 of $6.2 million.  During both Fiscal 2017 and Fiscal 2016, the most significant component of our benefit from income taxes was the reduction to our net operating loss (“NOL”) deferred tax asset valuation allowance.  As of September 30, 2017, we had a $154.3 million NOL, and a related deferred tax asset, net of the related valuation allowance, of $23.3 million.  Our recent acquisitions have increased our projected taxable income and the utilization of our NOLs, which decreased our NOL valuation allowance.  To the extent we continue to recognize taxable income, and our projected taxable income increases, we expect to utilize our NOLs and further decrease the related NOL valuation allowance.

Seasonality

Faneuil Seasonality

Faneuil experiences seasonality within its various lines of business. For example, during the end of the calendar year through the end of the first calendar quarter, Faneuil generally experiences higher revenue from its healthcare customers as the contact centers increase operations during the enrollment periods of the healthcare exchanges. Faneuil’s revenue from its healthcare customers generally decreases during the remaining portion of the year after the enrollment period. Seasonality is less prevalent in the transportation industry, although there is typically an increase in volume during the summer months.

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

Liquidity and Capital Resources

Our principal sources of liquidity have been cash provided by operations and borrowings under various debt arrangements.  At September 30, 2017, our principal sources of liquidity included cash and cash equivalents of $5.6 million and an available borrowing capacity of $14.1 million on our line of credit.  Our principal uses of cash have been for acquisitions and to pay down debt.  We anticipate we will continue to acquire businesses and pay down our debt.

Global financial and credit markets have been volatile in recent years, and future adverse conditions of these markets could negatively affect our ability to secure funds or raise capital at a reasonable cost or at all.  For additional discussion of our various debt arrangements see Contractual Obligations below.

In summary, our cash flows for each period were as follows (in thousands):

	Year Ended September 30,
	2017	2016
Cash provided by operating activities	$25,233	$15,496
Cash used for investing activities	(17,173)	(9,170)
Cash used for financing activities	(7,709)	(6,150)
Change in cash and cash equivalents	$351	$176

We recognized net income of $15.7 million for Fiscal 2017, and generated cash from operating activities of $25.2 million, offset by cash used for investing and financing activities of $17.2 million and $7.7 million, respectively.

We recognized net income of $10.9 million for Fiscal 2016, and generated cash from operating activities of $15.5 million, offset by cash used for investing and financing activities of $9.2 million and $6.1 million, respectively.

Operating Activities

Cash provided by operations of $25.2 million during Fiscal 2017 was the result of our $15.7 million net income, $5.9 million addback of net non-cash expenses, and $3.6 million of net cash provided by changes in operating assets and liabilities.  The most significant components of net non-cash expenses were depreciation and amortization of $16.6 million, stock-based compensation of $0.8 million and amortization of deferred loan costs of $1.1 million, offset by deferred income tax benefit of $12.5 million.  The most significant components of changes in operating assets and liabilities included prepaid expenses and other current assets of $1.4 million, accounts payable of $1.8 million, and accrued expenses of $1.5 million, which provided cash, and accounts receivable of $1.9 million, which used cash.

Cash provided by operations of $15.5 million during Fiscal 2016 was the result of our $10.9 million net income and $9.1 million addback of net non-cash expenses, partially offset by $4.5 million of net cash used by changes in operating assets and liabilities.  The most significant components of net non-cash expenses were depreciation and amortization of $13.3 million, stock-based compensation of $0.8 million and amortization of deferred loan costs of $1.0 million, offset by deferred income tax benefit of $6.8 million.  The most significant components of changes in operating assets and liabilities included prepaid expenses and other current assets of $1.4 million, and deferred revenue and customer deposits of $5.1 million, which provided cash, and accounts receivable of $7.9 million and other assets of $5.3 million, which used cash.  Both the increase in deferred revenue and customer deposits and accounts receivable were impacted by new contracts entered into by Faneuil.

Investing Activities

During Fiscal 2017, our investing activities used $17.2 million of cash, mainly for the CMO Business acquisition and purchases of equipment, software and leasehold improvements, which used $8.0 million and $9.3 million, respectively, slightly offset by $0.2 million of proceeds from the sale of assets.  The majority of the capital expenditures were to support Faneuil’s new customer contracts and Phoenix’s purchase of production equipment.

During Fiscal 2016, our investing activities used $9.2 million of cash, mainly for the Color Optics acquisition and purchases of equipment, software and leasehold improvements, which used $6.6 million and $3.7 million, respectively, partially offset by $1.0 million of proceeds from the sale of assets.

Financing Activities

During Fiscal 2017, our financing activities used $7.7 million of cash, mainly for term-loan payments totaling $11.0 million, $2.3 million for capital lease payments, partially offset by an increase in our line of credit of $5.5 million, which was used to fund the CMO Business acquisition discussed above (see further discussion at Contractual Obligations below).

During Fiscal 2016, our financing activities used $6.2 million of cash, mainly for term-loan payments totaling $11.1 million, of which $3.0 million was non-mandatory, and $2.1 million to repurchase ALJ common stock, partially offset by an increase in our term loan of $10.0 million.

Contractual Obligations

The following table summarizes our significant contractual obligations at September 30, 2017, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments due by Period
		Less Than	One – Three	Four – Five	More than Five
	Total	One Year	Years	Years	Years
Line of credit (1)	$5,500	$—	$5,500	$—	$—
Term loan payable (1)	91,018	12,764	78,254	—	—
Operating lease obligations	12,153	5,323	6,729	101	—
Capital lease obligations	7,250	2,571	3,532	495	652
Other long-term liabilities (2)	4,812	1,015	3,797	—	—
Total contractual cash obligations	$120,733	$21,673	$97,812	$596	$652

(1)

In August 2015, we entered into a financing agreement (“Financing Agreement”) with Cerberus Business Finance, LLC (“Cerberus”) to borrow $105.0 million in a term loan (“Cerberus Term Loan”) and have available up to $30.0 million in a revolving loan (“Cerberus/PNC Revolver”), collectively (“Cerberus Debt”).  The proceeds were used to fund the acquisition of Phoenix, to refinance the outstanding debt of ALJ, Faneuil, and Carpets, and to provide working capital facilities to all three of our subsidiaries and ALJ.   In July 2016, we entered into the First Amendment to the Financing Agreement, which increased borrowings under the Cerberus Term Loan by $10.0 million and modified certain covenants. In May 2017, we entered into the Second Amendment to the Financing Agreement, which updated certain definitions, representations and warranties, and covenants to reflect the CMO Business acquisition.  In October 2017, we entered into the Third Amendment to the Financing Agreement, which is not reflected in the above table.  For further discussion of the Third Amendment to the Financing Agreement, see “Part IV, Item 15. Exhibits, Financial Statement Schedules – Note 13.  Subsequent Events.”

From October 1, 2016, through August 16, 2017, interest accrued at annual rates ranging from 9.5% to 9.8% on the $10.0 million incremental debt.  Effective August 17, 2017, as a result of meeting certain loan covenants, the annual interest rate decreased to 7.8%.  During the year ended September 30, 2017, interest accrued at annual rates ranging from 7.5% to 7.8% on the remaining Cerberus Term Loan debt.  Interest payments are due in arrears on the first day of each month.  Quarterly principal payments of approximately $2.2 million are due on the last day of each fiscal quarter and annual principal payments equal to 75% of ALJ’s excess cash flow, as defined in the Financing Agreement, are due upon delivery of the audited financial statements.  A final balloon payment is due at maturity, August 14, 2020.  There is a prepayment penalty equal to 1% if the Cerberus Term Loan is repaid prior to August 2018.  We may make payments of up to $7.0 million against the loan with no penalty.  As of September 30, 2017, ALJ’s balance on the Cerberus Term Loan was approximately $96.5 million.

We have the option to prepay (and re-borrow) the outstanding balance of the Cerberus/PNC Revolver, without penalty.  Each subsidiary has the ability to borrow under the Cerberus/PNC Revolver (up to $30.0 million in the aggregate for all subsidiaries combined), but availability is limited to 85% of eligible receivables. The Cerberus/PNC Revolver carries an unused fee of 0.5%. Additionally, the Cerberus/PNC Revolver provides for a sublimit for letters of credit up to $15.0 million. Faneuil had a $2.7 million letter of credit under the Financing Agreement as of September 30, 2017.  The Cerberus/PNC Revolver has a final maturity date of August 14, 2020.  As discussed in note 3, ALJ funded a portion of the CMO Business acquisition by borrowing $5.5 million under the Cerberus/PNC Revolver, which accrued interest at annual rates ranging from 7.54% to 7.8% from the CMO Business Purchase Date through September 30, 2017.  The remaining balance under the Cerberus/PNC Revolver accrued interest at annual rates ranging from 9.00% to 9.75%.  As of September 30, 2017, the balance on the Cerberus/PNC Revolver was approximately $5.5 million.

The Cerberus Debt is secured by substantially all our assets and imposes certain limitations on us, including our ability to incur debt, grant liens, initiate certain investments, declare dividends and dispose of assets.  The Cerberus Debt also requires us to comply with certain debt covenants.  As of September 30, 2017, ALJ was in compliance with all debt covenants and had unused borrowing capacity of $14.1 million.

(2)	Amounts represent future cash payments to satisfy our short- and long-term workers’ compensation reserve and other long-term liabilities.

Off-Balance Sheet Arrangements

As of September 30, 2017, we had two types of off-balance sheet arrangements.

Surety Bonds.  As part of Faneuil’s normal course of operations, certain customers require surety bonds guaranteeing the performance of a contract.  As of September 30, 2017, the face value of such surety bonds, which represents the maximum cash payments that Faneuil would have to make under certain circumstances of non-performance, was approximately $33.1 million.

Letter of Credit.  Faneuil had a letter of credit for $2.7 million as of September 30, 2017.

Critical Accounting Estimates

The preparation of financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses during the reporting period. We regularly evaluate our estimates and assumptions related to the fair value of assets and liabilities, including intangible assets acquired and allocation of purchase price, useful lives, carrying value and recoverability of long-lived and intangible assets, the recoverability of goodwill, the realizability of deferred tax assets, stock-based compensation, the allowance for doubtful accounts and inventory reserves, and calculation of insurance reserves.  Certain accounting policies, as described below, are considered "critical accounting policies" because they are particularly dependent on estimates made by us about matters that are inherently uncertain and could have a material impact on our consolidated financial statements. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenue, costs and expenses that are not readily apparent from other sources. The actual results experienced by us may differ materially and adversely from our estimates. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected.  A summary of all of our significant accounting policies is included in “Part IV, Item 15. Exhibits, Financial Statement Schedules – Note 2. Summary of Significant Accounting Policies.”

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

Business Acquisitions

Accounting for acquisitions requires our management to estimate the fair value of the assets acquired and liabilities assumed, which involves a number of judgments, assumptions, and estimates that could materially affect the timing or amounts recognized in our financial statements. The items involving the most significant assumptions, estimates, and judgments include determining the fair value of the following:

-	Intangible assets, including valuation methodology, estimations of future cash flows, and discount rates, as well as the estimated useful life of the intangible assets;
-	Deferred tax assets and liabilities, uncertain tax positions, and tax-related valuation allowances, which are initially estimated as of the acquisition date;
-	Inventory; property, plant and equipment; pre-existing liabilities or legal claims; deferred revenue; and contingent consideration, each as may be applicable, and
-	Goodwill, as measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed.

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

Long-Lived Asset Impairments

Property and Equipment

We assess property and equipment for impairment when events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Factors that we consider in deciding when to perform an impairment review include significant under-performance of a business or product line in relation to expectations, significant negative industry or economic trends, and significant changes or planned changes in our use of the assets. We measure the impairment by comparing the difference between the carrying value and its fair value. Property and equipment is considered a non-financial asset and is recorded at fair value only if an impairment charge is recognized.  When we determine that the useful lives of assets are shorter than we had originally estimated, we accelerate the rate of depreciation over the assets’ new, shorter useful lives.

Identified Intangibles

We make judgments about the recoverability of purchased finite-lived intangible assets whenever events or changes in circumstances indicate that an impairment may exist. Recoverability of finite-lived intangible assets is measured by comparing the carrying amount of the asset to the future undiscounted cash flows that the asset is expected to generate.

The assumptions and estimates used to determine future values and remaining useful lives of our intangible and other long-lived assets are complex and subjective. They can be affected by internal factors such as changes in our business strategy or external factors such as industry and economic trends.

Goodwill

The application of the goodwill impairment test is considered a critical accounting estimate.  We perform an annual impairment assessment of goodwill in the fourth quarter of each fiscal year, or more frequently if indicators of potential impairment exist, which includes evaluating qualitative and quantitative factors to assess the likelihood of an impairment of goodwill.  Each of our subsidiaries has goodwill assigned, which is assessed independently.

Qualitative factors considered in this assessment include industry and market considerations, overall financial performance, and other relevant events and factors affecting the subsidiary.   Additionally, as part of this assessment, we may perform a quantitative analysis to supplement and support the qualitative factors.  Although there were no specific qualitative indicators of impairment for our subsidiaries, we elected to perform a step 1 impairment test in the fourth quarter of 2017.

Our goodwill impairment test considers both the income method and the market method to estimate fair value.  Determining the fair value of a reporting segment involves the use of significant estimates and assumptions.  The income method is based on a discounted future cash flow approach that uses the following major assumptions and inputs: revenue, based on assumed market segment growth rates and our assumed market segment share, and estimated costs.  Our estimates of market segment growth, our market segment share, and costs are based on historical data, various internal estimates, and a variety of external sources. The same estimates are also used in our business planning and forecasting process. We test the reasonableness of the inputs and outcomes of our discounted cash flow analysis against available comparable market data. The market method is based on financial multiples and transaction prices of comparable companies.

Each of our subsidiaries were deemed to have fair values that exceeded their carrying value.

Income Taxes

We make estimates and judgments in determining the provision for taxes for financial statement purposes. These estimates and judgments occur in the calculation of tax credits, benefits, and deductions, and in the calculation of certain tax assets and liabilities that arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes, as well as the interest and penalties related to uncertain tax positions. Significant changes in these estimates may result in an increase or decrease in our tax provision in a subsequent period.

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

At September 30, 2017, we had a $54.0 million deferred tax asset related to net operating loss (“NOL”) carryforwards, with a related valuation allowance of $30.7 million.  The valuation allowance was based on the weight of positive and negative evidence considered, including history of income or loss, projected future taxable income, availability of tax planning strategies and the expiration dates of these carryforwards. In Fiscal 2017, we recorded a total federal deferred tax benefit of $12.3 million, of which $11.8 million was due to a reduction of the NOL valuation allowance because the weight of evidence regarding the future realizability of the deferred tax assets had become predominantly positive and realization of the deferred tax assets was more likely than not. The positive evidence considered primarily related to our historical consistent profitability and the increase to our projected taxable income as a result of our recent acquisitions.

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

We record reductions to revenue for pricing adjustments, such as rebates, in the same period that the related revenue is recorded. We accrue 100% of potential rebates at the time of sale.   We reverse the accrual of unclaimed rebate amounts as specific rebate programs contractually end and when we believe unclaimed rebates are no longer subject to payment and will not be paid. Thus the reversal of unclaimed rebates may have a positive impact on our net revenue and net income in subsequent periods. Additional reductions to revenue will result if actual pricing adjustments exceed our estimates.

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

Potential Loss from Litigation

We are involved in disputes, litigation, and other legal proceedings. We prosecute and defend these matters aggressively. However, there are many uncertainties associated with any litigation, and we cannot provide assurance that these actions or other third party claims against us will be resolved without costly litigation and/or substantial settlement costs.  We establish an accrual based on our estimate of the potential loss from litigation.  Our estimate has a direct impact on our net income because a higher accrual for a particular period would result in lower net income in that period.

Workers’ Compensation Reserves

Our accrued self-insurance reserves represent the estimated costs of known and anticipated or unasserted claims under our workers’ compensation insurance policies. Accrued insurance provisions for unasserted claims arising from unreported incidents are based on an analysis of historical claims data using an independent actuarial analysis. For each unasserted claim, we record a self-insurance provision up to the estimated amount of the probable claim utilizing loss-development factors calculated by an actuary, applied to actual claims data. Our self-insurance provisions are susceptible to change to the extent that actual claims development differs from historical claims development. Historically, we have not experienced significant variability in our actuarial estimates for claims incurred but not reported.  Accrued insurance provisions for reported claims are evaluated by management each quarter.  Our assessment of whether a loss is probable and/or reasonably estimable is updated as necessary. Due to the inherently uncertain nature of workers’ compensation claims, the ultimate loss may differ materially from our estimates, which could directly impact our operating expense and net income.

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

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth fiscal quarter for the year ended September 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Management assessed our internal control over financial reporting as of September 30, 2017, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

Based on this assessment, management has concluded that our internal controls over financial reporting were effective as of September 30, 2017, and provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. We reviewed the results of management’s assessment with the Audit Committee of our Board of Directors.

This Annual Report does not include an attestation report of the Company's registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

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

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the names, ages, and principal offices and positions of our current directors and executive officers as of November 30, 2017.

Name	Age	Position
Jess M. Ravich	60	Class III Director, Chairman of the Board, and Executive Chairman
Brian Hartman	47	Chief Financial Officer
Hal G. Byer	60	Class II Director
Robert Scott Fritz	61	Class I Director
Rae Ravich	26	Class II Director
John Scheel	63	Class I Director
Anna Van Buren	59	Class III Director, President and CEO of Faneuil
Michael Borofsky	45	Class III Director
Marc Reisch	62	Class I Director, Chairman of Phoenix
Margarita Paláu Hernández	61	Class II Director

The Company’s Board of Directors is divided into three classes, with one class being elected each year and members of each class holding office for a three-year term. All of the directors serve until their terms expire and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal.  In August 2017, ALJ shareholders re-elected Hal G. Byer, Rae Ravich, and Margarita Paláu Hernández as Class II directors with terms expiring in 2020.  The Class I and Class III directors’ terms expire in 2019 and 2018, respectively.

The following is a brief summary of the backgrounds of the Company’s directors and executive officers.

Jess M. Ravich. Mr. Ravich has served as a director since June 2006 and Chairman of the Board of Directors since August 2006.  He has served as the Executive Chairman and senior executive officer of the Company since February 2013. Mr. Ravich joined The TCW Group as Group Managing Director in December 2012. From 2009 to 2012, Mr. Ravich was Managing Director at Houlihan Lokey.  In 1991 Mr. Ravich founded Libra Securities, LLC (“Libra”), a Los Angeles-based investment banking firm that focused on capital raising and financial advisory services for middle-market corporate clients and the sales and trading of debt and equity securities for institutional investors, and served as its Chairman and Chief Executive Officer from 1991 until 2009.  Prior to founding Libra, Mr. Ravich was an Executive Vice President at Jefferies & Co., Inc. and a Senior Vice President at Drexel Burnham Lambert.

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

Brian Hartman.  Mr. Hartman has served as CFO since August 2017.  Previously, Mr. Hartman was the Senior Vice President, Chief Financial Officer of Arcade Beauty, a manufacturer of sampling solutions for the beauty, fragrance and skincare segments, having served in such role since March 2012.  From April 2005 to March 2012, Mr. Hartman was the Vice President, Corporate Controller of Visant Corporation, a specialty printing and marketing services enterprise.  From January 1996 to April 2005, Mr. Hartman was the Controller for Metallurg Inc, a producer and distributor of specialty metals.  Prior to this, Mr. Hartman held various accounting and auditing positions at Witco Chemical Corp., a manufacturer of specialty chemicals and Deloitte & Touche, LLP.  Mr. Hartman is a certified public accountant and received a Bachelor of Business Administration degree in public accounting and a Master of Business Administration in financial management from Pace University.

Hal G. Byer. Mr. Byer has served as a director since January 2003. Mr. Byer joined Houlihan Lokey as a Senior Vice President in its Financial Sponsors Coverage Group in December 2009.   He was a director for Houlihan Lokey from 2011 to 2017 and a senior advisor during 2017 until his retirement on November 21, 2017.  From May 2001 to November 2009, Mr. Byer was a Senior Vice President of Libra Securities, a broker-dealer registered with the Securities and Exchange Commission (“SEC”) and an NASD member. From 1995 to 2003, Mr. Byer was Chief Executive Officer of Byer Distributing Co., a snack food distribution company.

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

Rae Ravich. Ms. Ravich has served as a director since June 2014. Ms. Ravich is currently President of Shape House, a business engaged in the health and wellness space.  From July 2013 until June 2016, Ms. Ravich was an Associate in the direct lending group at TCW Financial Planning LLC. Previously, Ms. Ravich was a Financial Analyst at Houlihan Lokey, which she joined in July 2013. Ms. Ravich has dual B.S. degrees from the Wharton School and the Nursing School at the University of Pennsylvania. Ms. Ravich is the daughter of Jess Ravich, ALJ’s Executive Chairman.

John Scheel. Mr. Scheel has served as a director since September 2006. From August 2006 to February 2013, Mr. Scheel was the President and Chief Executive Officer of the Company. Mr. Scheel is a principal of, and also currently serves as the Chief Operating Officer of Pinnacle Steel.  He served as the plant manager for the Company’s former subsidiary Kentucky Electric Steel’s (“KES”) steel mini-mill in Ashland, Kentucky (the “Mill”) and managed the operations of KES on our behalf from January 2004 until its sale in February 2013. Following such sale, Mr. Scheel not only continued to manage the Mill for Optima as its general manager, but also managed the melt shop and caster for Warren Steel Holdings EAF in Warren, Ohio, which is also managed by Optima. Prior to joining Pinnacle, Mr. Scheel held various positions of increased responsibility at AK Steel, Nucor Corporation, and Birmingham Steel Management. Mr. Scheel holds both B.S. and M.S. degrees in Metallurgical Engineering from Purdue University and a Master of Business Administration in Finance and International Business from Xavier University.

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

Margarita Paláu Hernández. Ms. Paláu Hernández has served as a director since November 2015. Ms. Paláu Hernández is a Principal and Founding Partner of Hernández Ventures, a privately held entity engaged in the acquisition and management of a variety of business interests. She has served in this capacity since 1988. Prior to founding Hernández Ventures, Ms. Paláu Hernández was an attorney with the law firm of McCutcheon, Black, Verleger & Shea, where she focused on domestic and international business and real estate transactions. Ms. Paláu Hernández has a B.A. from the University of San Diego and a J.D. from UCLA School of Law.

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

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or officers has appeared as a party during the past ten years in any legal proceedings that may bear on his or her ability or integrity to serve as a director or officer of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, as well as persons who own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in beneficial ownership. Directors, executive officers, and greater than 10% shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of copies of Section 16(a) reports and representations received by us from reporting persons, and without conducting any independent investigation of our own, we believe all Forms 3, 4 and 5 were timely filed with the SEC by such reporting persons during the year ended September 30, 2017.

Code of Business Conduct and Ethics

Our Board of Directors adopted a Code of Business Conduct and Ethics (“Code”), which is applicable to all employees of ALJ, ALJ subsidiaries, and members of our Board of Directors.

The Code addresses, among other things, honesty and ethical conduct, conflicts of interest, compliance with laws and regulations, policies related to disclosure requirements under federal securities laws, confidentiality, trading on insider information, and reporting violations of the Code.  Any amendment to our Code, or waiver thereof, applicable to our principal executive officer, principal financial officer, directors, or persons performing similar functions will be disclosed on our website within five days of the date of such amendment or waiver. In the case of a waiver, the nature of the waiver, the name of the person to whom the waiver was granted and the date of the waiver will also be disclosed.

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

Compensation, Nominating, and Corporate Governance Committee

Our Compensation, Nominating, and Corporate Governance Committee consists of Messrs. Borofsky and Byer and Ms. Paláu Hernández, with Mr. Borofsky chairing this committee. All members of this committee meet the requirements for independence under the applicable rules and regulations of the SEC, NASDAQ, and the Internal Revenue Code of 1986, as amended, including the application of the rules and regulations to members of a listed company’s compensation committee.

The Compensation, Nominating, and Corporate Governance Committee’s responsibilities include:

•	reviewing and approving corporate goals and objectives relevant to compensation of our executive chairman;
•	evaluating the performance of our executive chairman in light of such corporate goals and objectives and determining the compensation of our chief executive officer;
•	determining the compensation of all our other officers and reviewing the aggregate amount of compensation payable to such officers periodically;
•	developing and making recommendations to the Board of Directors with respect to succession plans for our executive chairman and other key officers;
•	overseeing and making recommendations to the Board of Directors with respect to our incentive-based compensation and equity plans;
•	reviewing and making recommendations to the Board of Directors with respect to director compensation;
•	developing and recommending to the Board of Directors the criteria for selecting board and committee membership;
•	establishing procedures for identifying and evaluating director candidates including nominees recommended by stockholders;
•	identifying individuals qualified to become board members;
•	recommending to the Board of Directors the persons to be nominated for election as directors and to each of the Board’s committees;
•	overseeing the evaluation of the Board of Directors, its committees, and management;
•	reviewing and accessing the adequacy of our policies and practices in corporate governance, and recommending any proposed changes to the Board of Directors for approval; and
•

reviewing and accessing the adequacy of our code of ethics for selected executives and other internal policies and guidelines, and monitor that the principles described therein are incorporated into our culture and business practices.

There have been no material changes to the procedures by which shareholders may nominate nominees to our Board of Directors during the year ended September 30, 2017.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation

Our executive compensation program, consists of a three-part compensation strategy that includes base salary, annual discretionary cash bonuses, and equity incentive compensation, is designed to (i) pay for performance to encourage both Company and individual achievement; (ii) encourage efficient use of shareholder resources; and (iii) provide market competitive compensation to attract and retain highly qualified individuals who are capable of making significant contributions to the long-term success of the Company.

We do not adopt express formulae for weighting different elements of compensation or for allocating between long-term and short-term compensation but strive to develop comprehensive packages that are competitive with those offered by other companies with which we compete to attract and retain talented executives. Under our compensation practices, cash compensation consists of an annual base salary and discretionary bonuses.  Equity-based compensation is primarily stock options.

The following table sets forth, for the years indicated, all compensation awarded to, paid to or earned by each of our named executive officers and certain other key employees.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary		Bonus		Stock Awards (1)		Option Awards (2)		Non-equity Incentive Plan Compensation		All Other Compensation		Total
Named Executive Officer:
Jess M. Ravich	2017	$93,750		$—		$131,250	(3)	$—		$—		$—		$225,000
Executive Chairman	2016	125,000		—		100,000	(3)	—		—		—		225,000

Anna Van Buren	2017	520,000		—		—		244,196	(4)	798,872	(5)	30,463	(6)	1,593,531
President and CEO, Faneuil	2016	520,000		—		—		—		628,737	(5)	30,413	(6)	1,179,150

Marc Reisch	2017	200,000		—		—		—		—	(7)	—		200,000
Chairman, Phoenix	2016	200,000		—		—		—		74,246	(7)	—		274,246

Other Key Employees:
Brian Hartman	2017	45,769	(8)	175,000	(9)	—		239,063	(10)	—		—		459,832
CFO	2016	—		—		—		—		—		—		—

Steve Chesin	2017	300,000		—		—		—		—		—		300,000
President and CEO, Carpets	2016	300,000		—		—		—		—		—		300,000

(1)	This column represents the aggregate fair value of common stock awards. Fair value is the closing price of the common stock as listed on the NASDAQ Global Market on the issuance date.
(2)

This column represents the aggregate grant date fair value of option awards calculated in accordance with ASC Topic 718.  Assumptions used in the calculation of this amount are included in Note 2, Summary of Significant Accounting Policies, of the Consolidated Financial Statements in “Part IV, Item 15. Exhibits, Financial Statement Schedules.”

(3)	Represents the aggregate fair value of common stock earned as ALJ’s Executive Chairman.
(4)

Represents an option to purchase 150,000 shares of ALJ’s common stock at an exercise price of $3.33 per share.  Options vest in three equal annual installments on August 11, 2018, August 11, 2019, and August 11, 2020.

(5)

Represents an annual bonus amount equal to ten percent (10%) of Faneuil’s defined EBITDA, before any bonus amount owed to Ms. Van Buren, in excess of $6,250,000 for calendar 2017 and $5,000,000 for calendar 2016 .  Ms. Van Buren’s bonus is based on a calendar year.  The amounts included in the table above are estimates based on ALJ’s fiscal year and are subject to adjustments.

(6)	Represents health care insurance premiums.
(7)

Represents an annual bonus amount equal to five percent (5%) of Phoenix’s defined EBITDA, before any bonus amount owed to Mr. Reisch and the Chief Operating Officer of Phoenix, in excess of $20,000,000.  Mr. Reisch’s bonus is based on a calendar year.  The amounts included in the table above are estimates based on ALJ’s fiscal year and are subject to adjustments.

(8)	Mr. Hartman’s base salary from his hire date, August 8, 2017, through September 30, 2017.
(9)	Includes $75,000 sign-on bonus and $100,000 performance bonus.
(10)

Represents an option to purchase 150,000 shares of ALJ’s common stock at an exercise price of $3.26 per share.  Options vest in three equal annual installments on August 8, 2018, August 8, 2019, and August 8, 2020.

Employment Arrangements with Named Executive Officers and Other Key Employees

Named Executive Officers

Jess Ravich. Mr. Ravich has served as our Executive Chairman since February 2013.  During the last two fiscal years, Mr. Ravich has received total annual compensation of $225,000.  From October 1, 2015, through June 30, 2017, Mr. Ravich elected to receive $125,000 in cash and $100,000 in common stock.  Effective July 1, 2017, Mr. Ravich elected to receive his entire annual compensation of $225,000 in common stock.

Anna Van Buren. In October 2013, concurrent with ALJ’s acquisition of Faneuil, Faneuil entered into an employment agreement with Ms. Van Buren through December 31, 2018. In August 2017, Faneuil and Ms. Van Buren entered into an amended employment agreement, which extended the term to December 31, 2021.  Pursuant to the original employment agreement, Ms. Van Buren received an annual base salary of $520,000 and was eligible to earn an incentive bonus equal to 10% of Faneuil’s defined EBITDA, before any bonus amount owed to Ms. Van Buren, in excess of $5,000,000.  The amended employment agreement changed the following material terms: (i) the thresholds for calculating Ms. Van Buren’s incentive bonus increased to $6,250,000 for calendar year 2017 and $7,500,000 thereafter, subject to further adjustment by ALJ’s Compensation, Nominating and Corporate Governance Committee from time to time in its discretion, (ii) the incentive bonus percentage decreased from 10% to 5% of Faneuil’s pre-bonus EBITDA in the event that Ms. Van Buren’s total annual compensation reached $2,000,000, and (iii) the severance payment decreased to the lesser of one-year base salary or pro-rated base salary for the remaining term.  Ms. Van Buren’s annual base salary remains $520,000.

Marc Reisch.  During August 2015, concurrent with ALJ’s acquisition of Phoenix, ALJ entered into an employment agreement with Mr. Reisch through December 31, 2018. Pursuant to his employment agreement, Mr. Reisch receives an annual base salary of $200,000 and is eligible to earn an annual bonus equal to five percent (5%) of the defined EBITDA of Phoenix in excess of $20,000,000, before any bonus amount owed to Mr. Reisch and the Chief Operating Officer of Phoenix.  In connection with ALJ’s acquisition of Phoenix, ALJ granted Mr. Reisch an option to purchase 250,000 shares of ALJ’s common stock at $4.27 per share.  The option expires on August 13, 2025. If Mr. Reisch’s employment is terminated without cause or by Mr. Reisch for good reason, Mr. Reisch will be eligible to receive (i): his base salary for the greater of one year or one-half of the remaining term of the employment agreement, (ii) the full annual bonus for the year in which such termination occurs, if Mr. Reisch would have been otherwise entitled to a bonus for such year had he still been employed, and (iii) the full annual bonus for the year prior to the year in which Mr. Reisch is so terminated, if at the time of termination Mr. Reisch has otherwise earned a full annual bonus for such prior year and has not yet been paid such bonus due to such termination.

Other Key Employees

Brian Hartman.  In connection with ALJ’s appointment of Mr. Hartman to serve as its Chief Financial Officer in August 2017, ALJ entered into an employment agreement with Mr. Hartman through August 8, 2018, subject to further one-year renewals.  Pursuant to the employment agreement, Mr. Hartman receives an annual base salary of $300,000 and a one-time sign-on bonus of $75,000.  Mr. Hartman will also participate in the Company’s annual cash bonus plan, under which he will receive a cash bonus of $100,000 for the calendar year 2017, and have an individual bonus target of 50% of his annual base salary for subsequent calendar years based on his achievement of his performance goals set by ALJ’s Compensation, Nominating and Corporate Governance Committee.  Mr. Hartman’s employment may be terminated by either party at any time. If Mr. Hartman’s employment is terminated by ALJ without cause, or by Mr. Hartman for good reason, Mr. Hartman is entitled to receive: (i) one year of base salary; (ii) continuation of group health plan benefits; (iii) full annual bonus for the year of termination if otherwise entitled to receive the bonus; and (iv) the annual bonus for the previous year if such bonus has been earned but not yet paid at time of termination.

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

Outstanding Equity Awards at Fiscal Year End

The following table sets forth certain information regarding outstanding equity awards at September 30, 2017, by the named executive officers and other key employees.

OUTSTANDING EQUITY AWARDS TABLE

	Option Awards
Name	Option Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Total Number of Securities Underlying Unexercised Options	Option Exercise Price	Option Expiration Date
Named Executive Officer:
Jess M. Ravich, Executive Chairman	8/3/2015	350,000	—		350,000	4.00	8/3/2022
Anna Van Buren, President and CEO, Faneuil	8/11/2017	—	150,000	(1)	150,000	3.33	8/9/2027
Marc Reisch, Chairman, Phoenix	8/14/2015	83,333	166,667	(2)	250,000	4.27	8/13/2025

Other Key Employees:
Brian Hartman, CFO	8/8/2017	—	150,000	(3)	150,000	3.26	8/8/2027

(1)	Vests in three equal annual installments on August 11, 2018, August 11, 2019, and August 11, 2020.
(2)	Vests in two equal annual installments on October 1, 2017, and October 1, 2018.
(3)	Vests in three equal annual installments on August 8, 2018, August 8, 2019, and August 8, 2020.

Director Compensation

The following table sets forth the total compensation paid or accrued by ALJ to the named directors for services rendered during the year ended September 30, 2017:

DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Compensation	Nonqualified Deferred Compensation on Earnings	All Other Compensation	Total
Hal G. Byer	$54,000	$30,000	$—	$—	$—	$—	$84,000
Robert Scott Fritz	48,750	36,250	—	—	—	—	85,000
Rae Ravich	40,000	40,000	—	—	—	—	80,000
John Scheel	52,500	40,000	—	—	—	—	92,500
Michael Borofsky	55,000	40,000	—	—	—	—	95,000
Margarita Paláu Hernández	44,000	40,000	—	—	—	—	84,000

In December 2015, the Board of Directors approved an outside director compensation package comprised of (i) an annual retainer of $40,000 in cash, (ii) an annual grant of common stock with a value of $40,000, (iii) an additional $12,500 for the chair and $5,000 for each other member of the Audit Committee, and (iv) an additional $10,000 for the chair and $4,000 for each other member of the Compensation, Nominating, and Corporate Governance Committee.  Effective July 1, 2017, each director was given the option of how to allocate the payment between cash and common.

Report on Repricing of Stock Options

We did not re-price any stock options during the year ended September 30, 2017.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of November 30, 2017, information regarding the beneficial ownership of our common stock based upon the most recent information available to us for: (i) each person known by us to own beneficially more than five (5%) percent of our outstanding common stock, (ii) each of our named executive officers, directors, and other key employees, and (iii) all of our named executive officers, directors, and other key employees as a group.  Unless otherwise indicated, each of the persons listed below has sole voting and investment power with respect to the shares beneficially owned by them.  As of November 30, 2017, there were 37,621,116 shares of our common stock outstanding, which was the only class of voting securities outstanding.

Name and Address of Beneficial Owner	Number of Common Shares Beneficially Owned (1)		Percentage of Common Shares Beneficially Owned
Named Executive Officers and Directors:
Jess Ravich, Executive Chairman	13,891,266	(2)	36.6%
149 S. Barrington Avenue, #828
Los Angeles, CA 90049

Anna Van Buren, Director	1,515,021		4.0%
c/o Faneuil, Inc.
2 Eaton Street, Suite 1002
Hampton, VA 23669

John Scheel, Director	839,394		2.2%
3526 Odom Drive
New Port Richey, FL 34652

Robert Scott Fritz, Director	645,887	(3)	1.7%
505 Belmar Blvd. Suite C4
Wall Township, NJ 07727

Marc Reisch, Director	666,667	(4)	1.8%
c/o Phoenix Color Corp.
16th Floor, 350 7th Ave
New York, NY 10001

Hal G. Byer, Director	164,684	(5)	*
c/o Houlihan Lokey
10250 Constellation Blvd, 5th Floor
Los Angeles, CA 90067

Rae G. Ravich, Director	128,181	(6)	*
c/o ALJ Regional Holdings, Inc.
244 Madison Avenue, PMB #358
New York, NY 10016

Margarita Paláu Hernández, Director	68,506	(7)	*
300 North San Rafael Avenue
Pasadena, CA 91105

Michael C. Borofsky, Director	28,181		*
c/o MacAndrews and Forbes
35 East 62nd Street
New York, NY 10065

Other Key Employees:

Brian Hartman, CFO	—		*
c/o ALJ Regional Holdings, Inc.
244 Madison Avenue, PMB #358
New York, NY 10016

Steve Chesin, Chief Executive Officer, Carpets	150,000		*
c/o Carpets N’ More
4580 West Teco Avenue
Las Vegas, NV 89118

All Directors and Executive Officers as a Group	18,097,787	(8)	47.2%

5% Stockholders:
Harland Clarke Holdings Corp.	3,000,000		8.7%
10931 Laureate Drive
San Antonio, Texas 78249

*	Less than 1%.
(1)

Consistent with SEC regulations, shares of common stock issuable upon exercise of derivative securities by their terms exercisable within 60 days of November 30, 2017, are deemed outstanding for purposes of computing the percentage ownership of the person holding such securities but are not deemed outstanding for computing the percentage ownership of any other person. Unless otherwise indicated below, to the knowledge of the Company, the persons and entities named in this table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable.

(2)	Includes 4,853,804 shares held by the Exemption Trust under the Ravich Revocable Trust of 1989 and 350,000 shares of common stock issuable upon exercise of currently vested options.
(3)	Includes 431,088 shares held by The Ravich Children Permanent Trust, for which Mr. Fritz is the sole trustee. Mr. Fritz disclaims all economic ownership of such shares.
(4)	Includes 166,667 shares of common stock issuable upon the exercise of options that are either vested or will vest within 60 days from the date hereof.
(5)	Includes 134,000 shares of common stock issuable upon exercise of currently vested options and 10,014 restricted shares held by the Hal Byer and Marihelene Byer Revocable Trust.
(6)	Includes 100,000 shares of common stock issuable upon exercise of currently vested options.
(7)	Includes 50,000 shares of common stock the Hernandez Family Trust, dated February 11, 1993.
(8)	Includes 750,667 shares of common stock issuable upon the exercise of options that are either vested or will vest within 60 days from the date hereof.

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

ITEM 13. CERTAIN RELATIONSHIPS RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

During the year ended September 30, 2017, we entered into the following transaction required to be reported under Item 404 of Regulation S-K (“Item 404”):

Harland Clarke Holdings Corp. (“Harland Clarke”), a stockholder who owns ALJ shares in excess of five percent, is a counterparty to Faneuil in two contracts.  One contract provides call center services to support Harland Clarke’s banking-related products and renews annual every April. The other contract provides managed print services and concludes September 30, 2018. Faneuil recognized revenue from Harland Clarke totaling $966,000 and $1,331,000 for the years ended September 30, 2017 and 2016, respectively. The associated cost of revenue was $926,000 and $1,268,000 for the years ended September 30, 2017 and 2016, respectively. All revenue from Harland Clarke contained similar terms and conditions as for other transactions of this nature entered into by ALJ.  Total accounts receivable from Harland Clarke was $106,000 and $176,000 at September 30, 2017 and 2016, respectively.

Director Independence

The following directors qualify as “independent” in accordance with the rules and regulations of the SEC and NASDAQ as applicable:

•	Hal G. Byer
•	Robert Scott Fritz
•	John Scheel
•	Michael Borofsky
•	Margarita Paláu Hernández

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Our Audit Committee engaged Mayer Hoffman McCann P.C. (“MHM”) to serve as our independent registered public accounting firm for the year ending September 30, 2017. The selection of MHM was approved by our shareholders at the 2017 annual meeting of shareholders.  Mayer Hoffman McCann P.C. leases substantially all its personnel, who work under the control of MHM shareholders, from wholly-owned subsidiaries of CBIZ, Inc., including CBIZ MHM, LLC, in an alternative practice structure.

The following table sets forth the fees billed to us by MHM for each of the last two years:

	Year Ended September 30,
Fee Category	2017	2016
Audit fees (1)	$537,000	$518,000
Audit-related fees (2)	—	125,000
Tax fees	—	—
All other fees	—	—
Total	$537,000	$643,000

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

Pre-Approval Policies and Procedures

Consistent with policies of the SEC regarding auditor independence and the Audit Committee Charter, the Audit Committee has the responsibility for appointing, setting compensation and overseeing the work of the registered independent public accounting firm (the “Firm”). The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by the Firm. Pre-approval is detailed as to the particular service to the category of services and is generally subject to a specific budget. The Audit Committee may also pre-approve particular services on a case-by-case basis. In assessing request for services by the Firm, the Audit Committee considers whether such services are consistent with the Firm’s independence, whether the Firm is likely to provide the most effective and efficient service based on their familiarity with the Company, and whether the service could enhance the Company’s ability to manage or control risk or improve audit quality.  All of the services relating to the fees described in the table above were approved by the Audit Committee.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Financial Statements

The financial statements required by this Item are included beginning at page F-1.

Financial Statement Schedules

The financial statement schedules required by this Item are included on page S-1.

Exhibits

The following documents are filed as exhibits hereto:

Exhibit Number	Description of Exhibit	Method of Filing
2.1	Asset Purchase Agreement, dated as of June 21, 2016, by and among Phoenix Color Corp., AKI, Inc. and Bioplan USA, Inc.	Incorporated by reference to Exhibit 2.1 to Form 8-K as filed June 22, 2016

3.1	First Amendment to the Restated Certificate of Incorporation of ALJ Regional Holdings, Inc. as filed with the Secretary of State of the State of Delaware on June 1, 2010	Incorporated by reference to Exhibit 3.1 to Form 10-12B as filed February 2, 2016.

3.2	Restated Certificate of Incorporation of ALJ Regional Holdings, Inc. as filed with the Secretary of State of the State of Delaware on June 16, 2009	Incorporated by reference to Exhibit 3.2 to Form 10-12B as filed February 2, 2016.

3.3	Certificate of Ownership and Merger of YouthStream Media Networks, Inc. as filed with the Secretary of State of the State of Delaware on October 23, 2006	Incorporated by reference to Exhibit 3.3 to Form 10-12B as filed February 2, 2016.

3.4	Restated Bylaws of ALJ Regional Holdings, Inc., dated as of May 11, 2009	Incorporated by reference to Exhibit 3.4 to Form 10-12B as filed February 2, 2016.

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

Incorporated by reference to Exhibit 10.1 to Form 10-12B as filed February 2, 2016

10.2	Form of Indemnification Agreement for Directors and Officers	Incorporated by reference to Exhibit 10.2 to Form 10-12B as filed February 2, 2016

10.3	Employment Agreement, dated as of October 18, 2013, by and between Faneuil, Inc. and Anna Van Buren	Incorporated by reference to Exhibit 10.3 to Form 10-12B as filed February 2, 2016

10.4	First Amendment to Employment Agreement, dated August 11, 2017, by and between Faneuil, Inc. and Anna Van Buren	Incorporated by reference to Exhibit 10.2 to Form 8-K as filed August 14, 2017

10.5	Employment Agreement, dated August 8, 2017, by and between ALJ Regional Holdings, Inc. and Brian Hartman	Incorporated by reference to Exhibit 10.1 to Form 8-K as filed August 14, 2017

10.6	Employment Agreement, dated as of August 14, 2015, by and between ALJ Regional Holdings, Inc. and Marc Reisch.	Incorporated by reference to Exhibit 10.4 to Form 10-12B as filed February 2, 2016

10.7	ALJ Regional Holdings, Inc. 2016 Omnibus Equity Plan	Incorporated by reference to Exhibit 10.1 to Form S-8 as filed August 23, 2016

10.8

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

10.9

Second Amendment to Financing Agreement, dated as of May 26, 2017, by and among the Company, Faneuil, Inc., Floors-N-More, LLC, Phoenix Color Corp., each subsidiary of the Company listed as a “Guarantor” on the signature pages thereto, the lenders from time to time party thereto, Cerberus Business Finance, LLC, as collateral agent for the lenders, and PNC Bank, National Association, as administrative agent for the lenders

Incorporated by reference to Exhibit 10.1 to Form 8-K as filed May 30, 2017

10.10

Third Amendment to Financing Agreement, dated as of October 2, 2017, by and among the Company, Faneuil, Inc., Floors-N-More, LLC, Phoenix Color Corp., each subsidiary of the Company listed as a “Guarantor” on the signature pages thereto, the lenders from time to time party thereto, Cerberus Business Finance, LLC, as collateral agent for the lenders, and PNC Bank, National Association, as administrative agent for the lenders

Incorporated by reference to Exhibit 10.1 to Form 8-K as filed October 2, 2017

14.1	Code of Business Conduct and Ethics	Incorporated by reference to Exhibit 14.1 to Form 10-K as filed December 23, 2016

21.1	List of Subsidiaries	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith

24	Power of Attorney (see signature page)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)	Filed herewith

31.2	Certification of Chief Financial Officer and Principal Accounting Officer pursuant to Rule 13a-14(a) of the Exchange Act	Filed herewith

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

ALJ REGIONAL HOLDINGS, INC.

Date: December 19, 2017	By:	/s/ Jess Ravich
Jess Ravich
Executive Chairman (Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jess Ravich and Brian Hartman, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for her or him and in her or his name, place, and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as she or he might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jess Ravich	Class III Director, Chairman of the Board, and Executive Chairman	December 19, 2017
Jess Ravich	(Principal Executive Officer)

/s/ Brian Hartman	Chief Financial Officer (Principal Financial Officer and Principal	December 19, 2017
Brian Hartman	Accounting Officer)

/s/ Hal G. Byer	Class II Director	December 19, 2017
Hal G. Byer

/s/ Robert Scott Fritz	Class I Director	December 19, 2017
Robert Scott Fritz

/s/ Rae Ravich	Class II Director	December 19, 2017
Rae Ravich

/s/ John Scheel	Class I Director	December 19, 2017
John Scheel

/s/ Anna Van Buren	Class III Director	December 19, 2017
Anna Van Buren

/s/ Michael Borofsky	Class III Director	December 19, 2017
Michael Borofsky

/s/ Marc Reisch	Class I Director	December 19, 2017
Marc Reisch

/s/ Margarita Paláu Hernández	Class II Director	December 19, 2017
Margarita Paláu Hernández

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

ALJ Regional Holdings, Inc.

We have audited the accompanying consolidated balance sheets of ALJ Regional Holdings, Inc. and Subsidiaries (the “Company”) as of September 30, 2017 and 2016, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the two years in the period ended September 30, 2017.  Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of September 30, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the two years in the period ended September 30, 2017, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Mayer Hoffman McCann P.C.

San Diego, California

December 19, 2017

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	September 30,	September 30,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$5,630	$5,279
Accounts receivable, net of allowance for doubtful accounts of $830 in 2017 and 2016	49,457	44,288
Inventories, net	9,376	8,873
Prepaid expenses and other current assets	5,783	5,404
Assets held for sale	—	140
Total current assets	70,246	63,984
Property and equipment, net	54,335	51,811
Goodwill	54,964	53,417
Intangible assets, net	43,179	38,196
Collateral deposits, less current portion	879	2,179
Deferred tax asset, net	11,052	—
Other assets	4,474	5,723
Total assets	$239,129	$215,310
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,597	$13,258
Accrued expenses	12,661	10,614
Income taxes payable	195	633
Deferred revenue and customer deposits	5,755	2,981
Current portion of term loan, net of deferred loan costs	11,848	9,887
Current portion of capital lease obligations	2,571	2,046
Current portion of workers’ compensation reserve	1,015	1,053
Other current liabilities	64	1,679
Total current liabilities	49,706	42,151
Line of credit, net of deferred loan costs	5,330	—
Term loan payable, less current portion, net of deferred loan costs	76,753	88,666
Deferred revenue, less current portion	3,111	3,783
Workers’ compensation reserve, less current portion	1,748	1,822
Capital lease obligations, less current portion	4,679	2,705
Deferred tax liability, net	—	1,430
Other non-current liabilities	2,049	806
Total liabilities	143,376	141,363
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.01 par value; total authorized – 5,000 shares; 1,000 shares authorized for Series A; 550 shares authorized for Series B; none issued and outstanding as of September 30, 2017 and 2016	—	—
Common stock, $0.01 par value; authorized – 100,000 shares; 37,042 and 34,575 issued and outstanding at September 30, 2017 and 2016, respectively	371	346
Additional paid-in capital	276,478	270,370
Accumulated deficit	(181,096)	(196,769)
Total stockholders’ equity	95,753	73,947
Total liabilities and stockholders’ equity	$239,129	$215,310

See accompanying notes to consolidated financial statements.

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Year Ended September 30,
	2017	2016
Net revenue	$326,718	$268,369
Costs and expenses:
Cost of revenue	250,704	204,486
Selling, general, and administrative expense	63,311	50,171
Loss (gain) on disposal of assets, net	8	(127)
Total operating expenses	314,023	254,530
Operating income	12,695	13,839
Other (expense) income:
Interest expense, net	(9,744)	(9,129)
Other income	298	—
Total other, net	(9,446)	(9,129)
Income before income taxes	3,249	4,710
Benefit from income taxes	12,424	6,215
Net income	$15,673	$10,925
Basic earnings per share of common stock	$0.45	$0.31
Diluted earnings per share of common stock	$0.43	$0.30
Weighted average shares of common stock outstanding:
Basic	35,208	35,013
Diluted	36,186	36,202

See accompanying notes to consolidated financial statements.

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

			Additional
	Common Stock		Paid-in	Accumulated	Treasury
	Shares	Amount	Capital	Deficit	Stock	Total
Balances at September 30, 2015	35,089	$351	$272,000	$(207,694)	$(271)	$64,386
Issuance of common stock to members of ALJ's board of directors	71	1	329	—	—	330
Stock-based compensation expense - options	—	—	369	—	—	369
Treasury stock repurchase	—	—	—	—	(2,063)	(2,063)
Treasury stock retirement	(585)	(6)	(2,328)	—	2,334	—
Net income	—	—	—	10,925	—	10,925
Balances at September 30, 2016	34,575	346	270,370	(196,769)	—	73,947
Issuance of common stock upon exercise of stock options	1,000	10	990	—	—	1,000
Issuance of common stock in connection with acquisition, net of stock-issuance costs	1,467	15	4,666	—	—	4,681
Stock-based compensation expense - options	—	—	452	—	—	452
Net income	—	—	—	15,673	—	15,673
Balances at September 30, 2017	37,042	$371	$276,478	$(181,096)	$—	$95,753

See accompanying notes to consolidated financial statements.

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended September 30,
	2017	2016
Operating activities
Net income	$15,673	$10,925
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization - cost of revenue	5,244	3,973
Depreciation and amortization - selling, general, and administrative expense	11,367	9,287
Stock-based compensation expense	810	784
Provision for bad debts	171	641
Provision for obsolete inventory	59	20
Deferred income taxes	(12,482)	(6,750)
Noncash gain, net	(290)	(127)
Amortization of deferred loan costs	1,068	997
Changes in operating assets and liabilities:
Accounts receivable, net	(1,899)	(7,885)
Inventories, net	(562)	(1,688)
Prepaid expenses and other current assets	1,427	1,421
Other assets	1,249	(5,338)
Accounts payable	1,838	4,834
Accrued expenses	1,451	(303)
Income tax payable	(438)	450
Deferred revenue and customer deposits	81	5,099
Workers’ compensation reserve	(113)	(136)
Other current liabilities	(664)	205
Other non-current liabilities	1,243	(913)
Cash provided by operating activities	25,233	15,496
Investing activities
Acquisitions, net of cash acquired	(8,037)	(6,575)
Proceeds from sales of assets	152	1,043
Capital expenditures	(9,288)	(3,638)
Cash used for investing activities	(17,173)	(9,170)
Financing activities
Proceeds from debt	—	10,000
Payments on debt	(10,951)	(11,063)
Net proceeds (payments) on line of credit	5,500	(21)
Debt and common stock issuance costs	(267)	(738)
Repurchases of common stock	—	(2,063)
Payments on financed insurance premiums	(652)	(1,075)
Proceeds from stock option exercise	1,000	—
Payments on capital leases	(2,339)	(1,190)
Cash used for financing activities	(7,709)	(6,150)
Change in cash and cash equivalents	351	176
Cash and cash equivalents at the beginning of the period	5,279	5,103
Cash and cash equivalents at the end of the period	$5,630	$5,279

See accompanying notes to consolidated financial statements.

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended September 30,
	2017	2016
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Taxes	$660	$581
Interest	$8,743	$8,109
Non-cash investing and financing activities:
Capital equipment purchases financed with capital leases	$4,837	$4,003
Issuance of common stock for acquisition	$4,708	$—
Financed insurance premiums	$—	$1,784

See accompanying notes to consolidated financial statements.

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2017 AND 2016

1. ORGANIZATION AND BASIS OF PRESENTATION

Organization

ALJ Regional Holdings, Inc. (including subsidiaries, referred to collectively in this Report as “ALJ,”  “Company,” “our,” and “we”) is a holding company.  ALJ’s primary assets as of September 30, 2017, were all of the outstanding capital stock of the following companies:

•

Faneuil, Inc. (including its subsidiaries, “Faneuil”).  Faneuil is a leading provider of call center services, back-office operations, staffing services, and toll collection services to government and regulated commercial clients across the United States, focusing on the healthcare, utility, toll and transportation industries. Faneuil is headquartered in Hampton, Virginia.  ALJ acquired Faneuil effective October 19, 2013.

•

Floors-N-More, LLC, d/b/a, Carpets N’ More (“Carpets”).  Carpets is one of the largest floor covering retailers in Las Vegas, Nevada, and a provider of multiple products for the commercial, retail and home builder markets including all types of flooring, countertops, cabinets, window coverings and garage/closet organizers, with four retail locations, as well as a stone and solid surface fabrication facility.  ALJ acquired Carpets effective April 1, 2014.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Although actual results could differ materially from those estimates, such estimates are based on the best information available to management and management’s best judgments at the time. Significant estimates and assumptions by management are used for, but are not limited to, determining the fair value of assets and liabilities, including intangible assets acquired and allocation of acquisition purchase prices, estimated useful lives, recoverability of long-lived and intangible assets, the recoverability of goodwill, the realizability of deferred tax assets, stock-based compensation, the likelihood of material loss as a result of loss contingencies, customer lives, the allowance for doubtful accounts and inventory reserves, and calculation of insurance reserves.  Actual results may differ materially from estimates.

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

Cash and Cash Equivalents

Cash and equivalents include all cash, demand deposits, and money market accounts with original maturities of three months or less.

Accounts Receivable

ALJ presents accounts receivable, net of allowances for doubtful accounts and returns, to ensure accounts receivable are not overstated due to uncollectible accounts. Allowances, when required, are calculated based on a detailed review of certain individual customer accounts and an estimation of the overall economic conditions affecting ALJ’s customer base. ALJ reviews a customer’s credit history before extending credit. If the financial condition of its customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances might be required.

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

Assets Held for Sale

Assets that ALJ intends to sell and are not used in current operations are disclosed separately on the consolidated balance sheets and are valued at the lower of cost or realizable value.  At September 30, 2016, ALJ owned an insignificant part of Bellator Sport Worldwide LLC (“Bellator”), and certain Phoenix-owned equipment, which were both sold during the year ended September 30, 2017.

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

Intangible Assets

As of September 30, 2017 and 2016, all intangible assets were acquisition-related, recorded at fair value on the date acquired, and subject to amortization.  ALJ amortizes intangible assets over their estimated useful life based on economic benefit using the straight-line method.  In the quarter following the period in which the intangible asset becomes fully amortized, ALJ removes the fully amortized balances from the gross asset and accumulated amortization amounts.

The estimated useful life ranges for all identified intangible assets were as follows:

Estimated
Description	Useful Life (Yrs)
Non-compete agreements	2-5
Supply agreements	4-7
Internal software	6
Customer relationships	12-15
Trade names	15-30

Deferred Loan Costs

In April 2015, the FASB issued ASU 2015-03 “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs,” which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.  ALJ adopted ASU 2015-03 on October 1, 2016.  As a result of the adoption, ALJ made the following adjustments to the consolidated balance sheet as of September 30, 2016: a $3.4 million decrease to total assets, a $1.0 million decrease to total current liabilities, and a $2.4 million decrease to non-current liabilities.

Deferred loan costs related to ALJ’s term loans are amortized to interest expense using the effective yield method over the contractual life of the debt.  Additional amortization is recorded in periods where optional prepayments on debt are made.  Deferred loan costs related to ALJ’s line of credit are amortized to interest expense using the straight-line method over the life of the debt.

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

Customer deposits represent payments received before all of the relevant criteria for revenue recognition are met.  In certain instances, the Company requires a deposit when the customer order is placed.  Customer deposits are recognized as revenue when the job is complete, and revenue recognition criteria have been met, which is typically less than one year.

Workers’ Compensation Reserve

The Company is self-insured for certain insurance coverages as discussed below.

Faneuil.  Faneuil is self-insured for workers’ compensation claims up to $350,000 per incident, and maintains insurance coverage for costs above the specified limit. Faneuil is self-insured for health insurance claims up to $150,000 per incident, and maintains insurance coverage for costs above the specified limit. Reserves have been provided for workers’ compensation and health claims based on insurance coverages, third-party actuarial analysis, and management’s judgment.

Carpets.  Carpets maintains outside insurance to cover workers’ compensation claims.

Phoenix. Before the acquisition of Phoenix by ALJ, Phoenix was self-insured for workers’ compensation under its parent company for claims up to $500,000 per incident, and maintained coverage for costs above the specified limit.  After the acquisition, Phoenix changed to a fully insured plan.

Fair Value of Financial Instruments

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants at the measurement date. The Company’s fair value instruments consisted of accounts receivable, accounts payable, accrued expenses, line of credit, and term-loan payable.  As of September 30, 2017 and 2016, carrying value approximates fair value.

Revenue Recognition

Overall.  The Company recognizes revenue when the earnings process is complete as evidenced by (1) an agreement with the respective customer, (2) delivery and acceptance has occurred, or services have been provided, (3) collectability is probable, and (4) pricing is fixed or determinable.  Shipping charges billed to customers are included in net revenue, and the related shipping costs are included in the cost of revenue in the period of shipment. Revenue is recorded net of any applicable sales tax.

Additional revenue recognition policies specific to each business segment are discussed below.

Faneuil. Revenue associated with outsourcing services is generally recognized during the period in which the services are rendered. Net revenue from time-and-material contracts is recognized at the contracted rates as labor hours, and direct expenses are incurred and charged to costs of revenue.  Revenue for call center contracts is recognized at the time calls are received based on the contracted rate per call.  Revenue is generally based on staff hours, call time, call volume, number of transactions processed, or number of accounts, and are presented net of any allowance or discounts.

Revenue from non-refundable up-front payments attributable to contract implementation, not tied to achieving a specific performance milestone, is recognized over the longer of the initial term of the contract or the expected customer life.  Grant revenue is recognized based on the contracted terms of the grant.

Carpets. Revenue related to long-term commercial contracts is recognized using the percentage-of-completion method. In using the percentage-of-completion method, Carpets generally applies the cost-to-cost method of accounting where revenue and profit is recorded based on the ratio of costs incurred to estimated total costs at completion. When adjustments in contract value or estimated costs are determined, any changes from prior estimates are reflected in earnings in the current period. Anticipated losses on contracts or programs in progress are charged to earnings during the period the loss is initially identified.

Phoenix.  Phoenix records reductions of revenue for estimated rebates in the same period the related revenue is recorded.  The amount is based on historical information, specific criteria included in rebate agreements, and other factors known at the time. Phoenix accrues rebates each month based on customers actual revenue and estimated future revenue based on the customer contract.  By the end of the contract, 100% of the rebate is recorded.  Rebates are paid to the customers based on their contractual agreements.

In certain instances, Phoenix will provide a customer with an incentive sign-on bonus at contract commencement in exchange for the customer committing to certain purchase volumes.  Phoenix capitalizes the sign-on bonus when paid, and amortizes the balance as a reduction of revenue systematically as the volume commitment is attained. The portion of the sign-on bonus expected to be earned within one year is calculated based on estimates of customer orders for the year and recorded as a current asset, with the remaining sign-on bonus recorded as a non-current asset.

Impairment of Goodwill and Long-Lived Assets

Goodwill is tested annually for impairment and in interim periods if certain events occur indicating that the carrying amounts may be impaired.  Goodwill is quantitatively assessed for impairment using a two-step approach. First, the Company compares the estimated fair value of the reporting unit in which the goodwill resides to its carrying value.  When calculating fair value, the Company considers both the income method and the market method.  The income method is based on a discounted future cash flow approach that uses the following major assumptions and inputs: revenue, based on assumed market segment growth rates and our assumed market segment share, and estimated costs.  Estimates of market segment growth, the Company’s market segment share, and costs are based on historical data, various internal estimates, and a variety of external sources. The same estimates are also used for business planning and forecasting process.  The market method is based on financial multiples and transaction prices of comparable companies.  The second step, required if the carrying value is greater than the fair value, measures the amount of impairment, if any, by comparing the implied fair value of goodwill to its carrying value.

Long-lived assets, such as property and equipment and intangible assets subject to amortization, are reviewed for impairment when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset or asset group to estimated undiscounted future cash flows expected to be generated by the asset or asset group. If the carrying amount of an asset or asset group exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset or asset group exceeds the estimated fair value of the asset or asset group. Long-lived assets to be disposed of by sale are reported at the lower of their carrying amounts or their estimated fair values, less costs to sell and are not depreciated.

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

Stock-Based Compensation

ALJ recognizes compensation expense for its equity awards on a straight-line basis over the requisite service period of the award based on the estimated portion of the award that is expected to vest and applies estimated forfeiture rates based on analyses of historical data, including termination patterns and other factors. ALJ uses the quoted closing market price of its common stock on the grant date to measure the fair value of common stock awards and the Black-Scholes option pricing model to measure the fair value of stock option awards. The expected volatility is based on historical volatilities of ALJ’s common stock over the most recent period commensurate with the estimated expected term of the awards. The expected term of an award is equal to the midpoint between the vesting date and the end of the contractual term of the award. The risk-free interest rate is based on the rate on U.S. Treasury securities with maturities consistent with the estimated expected term of the awards. ALJ has never paid dividends and does not anticipate paying a cash dividend in the foreseeable future and, accordingly, uses an expected dividend yield of zero.

During the year ended September 30, 2017, ALJ used the Black-Scholes valuation model to estimate the fair value of the options on the grant date using the following weighted average assumptions:  expected option life of 5.6 years, volatility of 48.3%, dividend yield of 0.00%, and annual risk-free interest rate of 1.8%.  The weighted average fair value of the options granted during the year ended September 30, 2017 was $1.49 per share.  ALJ did not grant any stock options during the year ended September 30, 2016.

Earnings Per Share

ALJ computed basic earnings per share of common stock using net income divided by the weighted average number of shares of common stock outstanding during the period.  ALJ computed diluted earnings per share of common stock using net income divided by the weighted average number of shares of common stock outstanding plus potentially dilutive shares of common stock outstanding during the period. Potentially dilutive shares issuable upon exercise of options to purchase common stock were determined by applying the treasury stock method to the assumed exercise of outstanding stock options.

Recent Accounting Pronouncements

Accounting Standards Adopted

In February 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-02, “Amendments to the Consolidation Analysis.”  ASU 2015-02 changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities.  ALJ adopted ASU 2015-02 on October 1, 2016.  The standard did not have a significant impact on ALJ’s consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03 “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs,” which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.  ALJ adopted ASU 2015-03 on October 1, 2016.  As a result of the adoption, ALJ made the following adjustments to the consolidated balance sheet as of September 30, 2016: a $3.4 million decrease to total assets, a $1.0 million decrease to total current liabilities, and a $2.4 million decrease to non-current liabilities.

In September 2015, the FASB issued ASU 2015-16, “Business Combinations.”  ASU 2015-16 simplifies the accounting for measurement-period adjustments by eliminating the requirement to restate prior period financial statements for measurement period adjustments. The new guidance requires the cumulative impact of measurement period adjustments, including the impact on prior periods, to be recognized in the reporting period in which the adjustment is identified.  ALJ adopted ASU 2015-16 effective on October 1, 2016.  The standard did not have a significant impact on ALJ’s consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, “Income Taxes,” to simplify the presentation of deferred taxes. ASU 2015-17 requires that all deferred tax assets and liabilities, along with any related valuation allowances, be classified as noncurrent on the balance sheet.  ALJ early adopted ASU 2015-16 effective on October 1, 2016.  The standard had no impact on ALJ’s consolidated financial statements and related disclosure.

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.”  ASU 2016-09 simplifies several aspects of the accounting for share-based payment award transactions, including: (a) income tax consequences, (b) classification of awards as either equity or liabilities, and (c) classification on the statement of cash flows.  ALJ adopted ASU 2016-09 on October 1, 2016.  As a result, ALJ recorded a $362,000 benefit from income taxes on ALJ’s consolidated statement of income for the year ended September 30, 2017 to reflect an excess tax benefit from the exercise of stock options (see Note 9).

In August 2016, the FASB issued ASU 2016-15, “Classification of Certain Cash Receipts and Cash Payments.”  ASU 2016-15 provides new guidance related to the classification of certain cash receipts and cash payments on the statement of cash flows.  The Company early adopted ASU 2016-15 effective on October 1, 2016.  The standard had no impact on ALJ’s consolidated financial statements and related disclosure.

In January 2017, the FASB issued ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.”  ASU 2017-04 eliminates Step 2 from the goodwill impairment test. The annual, or interim, goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable.  ALJ early adopted ASU 2017-04 effective on ALJ’s most recent goodwill evaluation date of September 30, 2017.  The standard had no impact on ALJ’s consolidated financial statements and related disclosure.

In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting, which provides guidance about what changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. Per ASU 2017-09, an entity should account for the effects of a modification unless all the following are met: (1) the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the modified award is the same as the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the original award immediately before the original award is modified. If the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification, (2) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified, and (3) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The current disclosure requirements in Topic 718 apply regardless of whether an entity is required to apply modification accounting under the amendments in ASU 2017-09.  ALJ early adopted ASU 2017-09 effective in the fourth quarter of fiscal 2017.  The standard had no impact on ALJ’s consolidated financial statements and related disclosure.

Accounting Standards Not Yet Adopted

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” to supersede nearly all existing revenue recognition guidance under U.S. GAAP.  The core principle of ASU 2014-09 is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services.  ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing U.S. GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation.  Subsequently, the FASB has issued the following standards to provide additional clarification and implementation guidance for ASU 2014-09 including: (i) ASU 2016-08, “Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” (ii) ASU 2016-10, “Identifying v Performance Obligations and Licensing,” (iii) ASU 2016-12, “Narrow-Scope Improvements and Practical Expedients,” and (iv) ASU 2017-10, Service Concession Arrangements (Topic 853): Determining the Customer of the Operation Services.

ASU 2014-09 will be effective for ALJ on October 1, 2019 as ALJ has determined that it will not adopt ASU 2014-09 early. ASU 2014-09 allows for two methods of adoption: (a) “full retrospective” adoption, meaning the standard is applied to all periods presented, or (b) “modified retrospective” adoption, meaning the cumulative effect of applying ASU 2014-09 is recognized as an adjustment to the opening retained earnings balance in the year of adoption.  ALJ has not yet determined which method it will adopt.

As the new standard will supersede substantially all existing revenue guidance, it could impact the timing of ALJ’s revenue and cost of revenue recognition across all business segments. ALJ has formed a project team and has engaged an outside revenue recognition consultant who has completed a revenue recognition adoption roadmap that includes three phases.  Phase I is the identification, documentation, and preliminary analysis of how ALJ currently accounts for revenue transactions compared to the revenue accounting required under the new standard.  Phase I is expected to be completed in early 2018.  Phase II includes a more detailed analysis, including the development of revenue recognition models, data analysis, analyzing implementation options, and finalizing a transition method.  Phase II is expected to be completed in mid-2018.  Phase III includes identification of system requirements, changes to internal controls and business processes, and final implementation.  Phase III is expected to be completed in mid-2019.  Because of the nature of the work that remains, at this time we are unable to reasonably estimate the impact of adoption on our consolidated financial statements.  ALJ’s evaluation of the financial impact and related disclosure of the new standard will likely extend over several future reporting periods.

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory (Topic 330): Simplifying the Measurement of Inventory.”  The amendments in ASU 2015-11 require an entity to measure inventory at the lower of cost or market. Market could be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin. The amendments do not apply to inventory that is measured using last-in, first out (LIFO) or the retail inventory method.  The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost.  ASU 2015-11 should be applied prospectively.   The Company adopted this standard effective as of October 1, 2017, and does not expect it to have a material effect on the Company’s consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02, “Leases.”  ASU 2016-02 requires lessees to recognize a right-of-use asset and corresponding lease liability for all leases with terms of more than 12 months. Recognition, measurement, and presentation of expenses will depend on classification as either a finance or operating lease. ASU 2016-02 also requires certain quantitative and qualitative disclosures. The provisions of ASU 2016-02 should be applied on a modified retrospective basis.   ASU 2016-02 will be effective for ALJ on October 1, 2020 as ALJ has determined that it will not adopt ASU 2016-02 early.  The adoption of ASU 2016-02 will result in a material increase to the Company’s consolidated balance sheets for lease liabilities and right-of-use assets. The Company is currently evaluating the other effects the adoption of ASU 2016-02 will have on its consolidated financial statements and related disclosures.

3. ACQUISITIONS

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

The following schedule reflects the estimated fair value of assets acquired and liabilities assumed on the acquisition date (in thousands):

Purchase Price
Balance Sheet Caption	Allocation
Total current assets	$3,219
Fixed assets	3,465
Other assets	95
Identified intangible assets:
Customer relationships	130
Supply agreements/contract backlog	240
Trade name	130
Non-compete agreements	270
Goodwill	894
Total assets	8,443
Total current liabilities	(1,748)
Total long-term liabilities	(120)
Purchase price	$6,575

During the year ended September 30, 2016, the Company incurred approximately $0.3 million of acquisition-related costs in connection with Color Optics, which were expensed to selling, general, and administrative expense as incurred.

Customer Management Outsourcing Business

On May 26, 2017 (the “CMO Business Purchase Date”), Faneuil acquired certain assets and assumed certain liabilities associated with the customer management outsourcing business (“CMO Business”) of Vertex Business Services LLC (“Vertex”) for an adjusted purchase price of $12.7 million.  ALJ financed the acquisition with cash on hand, increased borrowings of $5.5 million on the line of credit, and the issuance of 1,466,667 shares of ALJ common stock.  The common stock was valued at $3.21 per share, which was the closing price of the common stock as listed on the NASDAQ Global Market on the CMO Business Purchase Date.

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

Impact of the CMO Business Acquisition to the Consolidated Results of Operations

The following is a summary of CMO Business revenue and earnings included in the Company’s consolidated statement of income for the year ended September 30, 2017 (in thousands):

Income Statement Caption	Amount
Revenue	$12,584
Operating income	1,745

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

During the year ended September 30, 2017, the Company incurred approximately $0.3 million of acquisition-related costs in connection with the CMO Business, which were expensed to selling, general, and administrative expense as incurred.

4. CONCENTRATION RISKS

Cash

The Company maintains its cash balances in accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes there is little or no exposure to any significant credit risk.

Major Customers and Accounts Receivable

ALJ did not have any customer with net revenue in excess of 10% of consolidated net revenue during the year ended September 30, 2017.  ALJ had one customer with net revenue of 17.8% of consolidated net revenue for the year ended September 30, 2016.  Each of ALJ’s segments had customers that represented more than 10% of their respective net revenue, as described below.

Faneuil.  The percentage of Faneuil net revenue derived from its significant customers was as follows:

	Year Ended September 30,
	2017	2016
Customer A	17.7%	36.2%
Customer B	12.3	11.6
Customer C	10.5	**

**	Less than 10% of Faneuil net revenue.

Trade receivables from these customers totaled $6,750,000 at September 30, 2017.  As of September 30, 2017, all Faneuil accounts receivable were unsecured.  The risk with respect to accounts receivable is mitigated by credit evaluations performed on customers and the short duration of payment terms extended to customers.

Carpets.  The percentage of Carpets net revenue derived from its significant customers was as follows:

	Year Ended September 30,
	2017	2016
Customer A	33.8%	11.5%
Customer B	24.3	28.1
Customer C	17.7	24.7

Trade receivables from these customers totaled $4,030,000 at September 30, 2017.  As of September 30, 2017, all Carpets accounts receivable were unsecured.  The risk with respect to accounts receivables is mitigated by credit evaluations performed on customers and the short duration of payment terms extended to customers.

Phoenix.  The percentage of Phoenix net revenue derived from its significant customers was as follows:

	Year Ended September 30,
	2017	2016
Customer A	18.8%	21.8%
Customer B	13.0	10.5
Customer C	**	11.3

**	Less than 10% of Phoenix net revenue.

Trade receivables from these customers totaled $2,048,000 on September 30, 2017.  As of September 30, 2017, all Phoenix accounts receivable were unsecured.  The risk with respect to accounts receivable is mitigated by credit evaluations performed on customers and the short duration of payment terms extended to customers.

Supplier Risk

ALJ did not have any suppliers that represented more than 10% of consolidated inventory purchases.   However, two of ALJ’s segments had suppliers that represented more than 10% of their respective inventory purchases as described below.

Carpets.  The percentage of Carpets inventory purchases from its significant suppliers was as follows:

	Year Ended September 30,
	2017	2016
Supplier A	20.4%	19.5%
Supplier B	16.5	10.8
Supplier C	11.8	12.7
Supplier D	11.3	13.0

If these suppliers were unable to provide materials on a timely basis, Carpets management believes alternative suppliers could provide the required materials with minimal disruption to the business.

Phoenix.  The percentage of Phoenix inventory purchases from its significant suppliers was as follows:

	Year Ended September 30,
	2017	2016
Supplier A	27.8%	29.4%
Supplier B	10.3	13.2

If these suppliers were unable to provide materials on a timely basis, Phoenix management believes alternative suppliers could provide the required supplies with minimal disruption to the business.

5. COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

Accounts Receivable, Net

The following table summarizes accounts receivable at the end of each reporting period (in thousands):

	September 30,
	2017	2016
Accounts receivable	$47,216	$40,597
Unbilled receivables	3,071	4,521
	50,287	45,118
Less: allowance for doubtful accounts	(830)	(830)
	$49,457	$44,288

Inventories, Net

The following table summarizes inventories at the end of each reporting period (in thousands):

	September 30,
	2017	2016
Raw materials	$3,127	$3,248
Semi-finished goods/work in process	4,064	3,361
Finished goods	2,378	2,447
	9,569	9,056
Less: allowance for obsolete inventory	(193)	(183)
	$9,376	$8,873

Property and Equipment

The following table summarizes property and equipment at the end of each reporting period (in thousands):

	September 30,
	2017	2016
Machinery and equipment	$22,753	$17,599
Building and improvements	15,593	15,591
Software	12,276	8,999
Computer and office equipment	10,344	7,983
Land	9,167	9,167
Leasehold improvements	8,997	5,983
Furniture and fixtures	3,595	2,963
Vehicles	229	216
Construction in process	136	240
	83,090	68,741
Less: Accumulated depreciation and amortization	(28,755)	(16,930)
	$54,335	$51,811

Property and equipment depreciation and amortization expense, including amounts related to capitalized leased assets, was $12,135,000 and $9,342,000 for the years ended September 30, 2017 and 2016, respectively.

Goodwill

The following table summarizes goodwill by reportable segment at the end of each reporting period (in thousands):

	September 30,
	2017	2016
Faneuil	$21,276	$19,729
Carpets	2,555	2,555
Phoenix	31,133	31,133
	$54,964	$53,417

Intangible Assets

The following table summarizes identified intangible assets at the end of each reporting period (in thousands):

	September 30, 2017			September 30, 2016
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer relationships	$34,400	$(7,446)	$26,954	$30,610	$(4,816)	$25,794
Trade names	10,760	(1,143)	9,617	10,760	(713)	10,047
Supply agreements/Contract Backlog	5,658	(420)	5,238	240	(13)	227
Non-compete agreements	3,030	(1,858)	1,172	3,340	(1,507)	1,833
Internal software	580	(382)	198	580	(285)	295
	$54,428	$(11,249)	$43,179	$45,530	$(7,334)	$38,196

Intangible asset amortization expense was $4,476,000  and $3,918,000 for the years ended September 30, 2017 and 2016, respectively.

The following table presents expected annual amortization expense as of September 30, 2017 (in thousands):

Year Ended September 30,	Estimated Future Amortization
2018	$5,167
2019	4,786
2020	4,486
2021	4,172
Thereafter	24,568
$43,179

Debt

The following table summarizes ALJ’s line of credit, and current and noncurrent term loan payables at the end of each reporting period (in thousands):

	September 30,
	2017	2016
Line of credit:
Line of credit	$5,500	$—
Less: deferred loan costs	(170)	—
Line of credit, net of deferred loan costs	5,330	—
Current portion of term loan:
Current portion of term loan	$12,764	$10,893
Less: deferred loan costs	(916)	(1,006)
Current portion of term loan, net of deferred loan costs	11,848	9,887
Term loan payable, less current portion:
Term loan payable, less current portion	78,254	91,076
Less: deferred loan costs	(1,501)	(2,410)
Term loan payable, less current portion, net of deferred loan costs	$76,753	$88,666

Accrued Liabilities

The following table summarizes accrued liabilities at the end of each reporting period (in thousands):

	September 30,
	2017	2016
Accrued compensation and related taxes	$7,370	$6,103
Rebates payable	2,014	1,834
Legal and other	1,466	1,093
Interest payable	651	722
Medical and benefit-related payables	431	386
Accrued board of director fees	370	130
Deferred rent	208	155
Sales tax payable	151	191
Total accrued expenses	$12,661	$10,614

6. EARNINGS PER SHARE

ALJ computed basic and diluted earnings per common share for each period as follows (in thousands, except per share amounts):

	Year Ended September 30,
	2017	2016
Net income	$15,673	$10,925
Weighted average shares of common stock outstanding - basic	35,208	35,013
Potentially dilutive effect of options to purchase common stock	978	1,189
Weighted average shares of common stock outstanding – diluted	36,186	36,202
Basic earnings per share of common stock	$0.45	$0.31
Diluted earnings per share of common stock	$0.43	$0.30

ALJ computed basic earnings per share of common stock using net income divided by the weighted average number of shares of common stock outstanding during the period.  ALJ computed diluted earnings per share of common stock using net income divided by the weighted average number of shares of common stock outstanding plus potentially dilutive shares of common stock outstanding during the period. Potentially dilutive shares issuable upon exercise of options to purchase common stock were determined by applying the treasury stock method to the assumed exercise of outstanding stock options.

Common stock equivalents of 1,350,000 were not considered in calculating ALJ’s diluted earnings per common share for the year ended September 30, 2017 as their effect would be anti-dilutive.

7. DEBT

Term Loan and Line of Credit

In August 2015, ALJ entered into a financing agreement (“Financing Agreement”) with Cerberus Business Finance, LLC (“Cerberus”), to borrow $105.0 million in a term loan (“Cerberus Term Loan”) and have available up to $30.0 million in a revolving loan (“Cerberus/PNC Revolver”), collectively (“Cerberus Debt”).  The proceeds were used to fund the acquisition of Phoenix, to refinance the outstanding debt of ALJ, Faneuil, and Carpets, and to provide working capital facilities to all three of ALJ’s subsidiaries and ALJ. In July 2016, ALJ entered into the First Amendment to the Financing Agreement, which increased borrowings under the Cerberus Term Loan by $10.0 million and modified certain covenants.  In May 2017, ALJ entered into the Second Amendment to the Financing Agreement, which updated certain definitions, representations and warranties, and covenants to reflect the CMO Business acquisition (note 3).

As part of the Second Amendment, ALJ paid Cerberus an amendment fee (see Deferred Loan Costs below). Additionally, as part of the Second Amendment, ALJ is required to pay a fee in each of three consecutive annual periods commencing May 27, 2018 and ending on the termination date, if at any time during each annual period there are any amounts outstanding on the Cerberus/PNC Revolver (“Contingent Payments”).   Such Contingent Payments become due and payable on the first day within each annual period there is an outstanding balance on the Cerberus/PNC Revolver.  In October 2017, ALJ entered into the Third Amendment to the Financing Agreement (note 13).

From October 1, 2016, through August 16, 2017, interest accrued at annual rates ranging from 9.5% to 9.8% on the $10.0 million incremental borrowings.  Effective August 17, 2017, as a result of meeting certain loan covenants, the annual interest rate decreased to 7.8%.  During the year ended September 30, 2017, interest accrued at annual rates ranging from 7.5% to 7.8% on the remaining Cerberus Term Loan borrowings.  Interest payments are due in arrears on the first day of each month.  Quarterly principal payments of approximately $2.2 million are due on the last day of each fiscal quarter and annual principal payments equal to 75% of ALJ’s excess cash flow, as defined in the Financing Agreement, are due upon delivery of the audited financial statements.  A final balloon payment is due at maturity, August 14, 2020.  There is a prepayment penalty equal to 1% if the Cerberus Term Loan is repaid prior to August 2018.  ALJ may make payments of up to $7.0 million against the loan with no penalty.  As of September 30, 2017, ALJ’s balance on the Cerberus Term Loan was approximately $91.0 million.

ALJ has the option to prepay (and re-borrow) the outstanding balance of the Cerberus/PNC Revolver, without penalty.  Each subsidiary has the ability to borrow under the Cerberus/PNC Revolver (up to $30.0 million in the aggregate for all subsidiaries combined), but availability is limited to 85% of eligible receivables. The Cerberus/PNC Revolver carries an unused fee of 0.5%.

Additionally, the Cerberus/PNC Revolver provides for a sublimit for letters of credit up to $15.0 million. Faneuil had a $2.7 million letter of credit under the Financing Agreement as of September 30, 2017.  The Cerberus/PNC Revolver has a final maturity date of August 14, 2020.  As discussed in note 3, ALJ funded a portion of the CMO Business acquisition by borrowing $5.5 million under the Cerberus/PNC Revolver, which accrued interest at annual rates ranging from 7.54% to 7.8% from the CMO Business Purchase Date through September 30, 2017.  The remaining balance under the Cerberus/PNC Revolver accrued interest at annual rates ranging from 9.00% to 9.75%.  As of September 30, 2017, ALJ’s balance on the Cerberus/PNC Revolver was approximately $5.5 million.

The Cerberus Debt is secured by substantially all the Company’s assets and imposes certain limitations on the Company, including its ability to incur debt, grant liens, initiate certain investments, declare dividends and dispose of assets.  The Cerberus Debt also requires ALJ to comply with certain debt covenants.  As of September 30, 2017, ALJ was in compliance with all debt covenants and had unused borrowing capacity of $14.1 million.

As of September 30, 2017, estimated future minimum payments under the Cerberus Debt are as follows (in thousands):

Year Ended September 30,	Estimated Future Minimum Payments
2018	$12,764
2019	8,625
2020*	75,129
$96,518

*	The majority of this amount is the final balloon payment due at maturity, August 14, 2020.

Deferred Loan Costs

During the years ended September 30, 2017 and 2016, ALJ paid legal and other fees totaling $0.2 million and $0.4 million, respectively, which were deferred and are being amortized to interest expense over the life of the debt.

Capital Lease Obligations

Faneuil and Phoenix lease equipment under non-cancelable capital leases. As of September 30, 2017, future minimum payments under non-cancelable capital leases with initial or remaining terms of one year or more are as follows (in thousands):

Year Ended September 30,	Estimated Future Payments
2018	$2,786
2019	2,104
2020	1,177
2021	535
2022	535
Thereafter	704
Total minimum required payments	7,841
Less: current portion of capital lease obligations	(2,571)
Less: imputed interest	(591)
Capital lease obligations, less current portion	$4,679

8. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases real estate, equipment, and vehicles under noncancellable operating leases. As of September 30, 2017, future minimum rental commitments under noncancellable leases were as follows (in thousands):

Year Ended September 30,	Future Minimum Lease Payments
2018	$5,323
2019	3,397
2020	2,092
2021	1,240
2022	101
$12,153

During the year ended September 30, 2017 and 2016 rental expense under operating leases was $5,786,000 and $4,454,000, respectively.

Employment Agreements

ALJ maintains employment agreements with certain key executive officers that provide for a base salary and annual bonus to be determined by the Board of Directors.  The agreements also provide for termination payments, which includes base salary and performance bonus, stock options, non-competition provisions, and other terms and conditions of employment.  As of September 30, 2017, termination payments related to base salary totaled $1,188,000.

Surety Bonds

As part of Faneuil’s normal course of operations, certain customers require surety bonds guaranteeing the performance of a contract.  As of September 30, 2017, the face value of such surety bonds, which represents the maximum cash payments that Faneuil would have to make under certain circumstances of non-performance, was $33,060,000.  To date, Faneuil has not made any non-performance payments.

Litigation, Claims, and Assessments

Faneuil, Inc. v. 3M Company

Faneuil filed a complaint against 3M Company on September 22, 2016, in the Circuit Court for the City of Richmond, Virginia.  The dispute arises out of a subcontract entered into between 3M and Faneuil in relation to a toll road project in Portsmouth, Virginia. Under the terms of the subcontract, Faneuil provides certain services to 3M as part of 3M’s agreement to provide services to Elizabeth River Crossing (“ERC”).  After multiple attempts to resolve a dispute over unpaid invoices failed, Faneuil determined to file suit against 3M to collect on its outstanding receivables.  In its complaint, Faneuil seeks recovery of $5.1 million based on three causes of action:  breach of contract, breach of the implied covenant of good faith and fair dealing, and unjust enrichment.

On October 14, 2016, 3M filed its answer and counterclaim against Faneuil.  In its counterclaim, 3M seeks recovery in excess of $10.0 million based on three claims:  breach of contract/indemnification, breach of the implied covenant of good faith and fair dealing and unjust enrichment.  3M’s counterclaim alleges it incurred approximately $3.2 million in damages payable to ERC as a result of Faneuil’s conduct and seeks indemnification of an additional $10.0 million in damages incurred as a result of continued performance under its contract with ERC. A five-day bench trial is set for April 2018. A pretrial scheduling order has been entered and the parties are engaged in substantive discovery at this time.

Subsequent to filing suit against 3M, Faneuil entered into an agreement with ERC whereby ERC would become responsible for paying Faneuil directly for all services rendered from April 1, 2016, through December 31, 2016.  That agreement resulted in a payment from ERC to Faneuil on December 8, 2016, which resolved a portion of the $5.1 million claim against 3M.

During June 2017, ERC transitioned the services that were provided by Faneuil to an internal customer service operation.  As a result of this transition, Faneuil no longer provides services to 3M or ERC.  ERC continues to reimburse Faneuil for immaterial transition costs incurred by Faneuil.

Faneuil believes the facts support its claims that the disputed services should be paid and that 3M’s counterclaims are without merit.  Faneuil intends to vigorously prosecute its claims against 3M and to defend against 3M’s counterclaims.  Although litigation is inherently unpredictable, Faneuil remains confident in its ability to collect all of its outstanding receivables from 3M.

McNeil, et al. v. Faneuil, Inc.

Tammy McNeil, a former Faneuil call center employee, filed a Fair Labor Standards Act collective action case against Faneuil in federal court in Newport News, Virginia in 2015.  The class action asserted various timekeeping and overtime violations, which Faneuil denied.  On June 6, 2017, the case was settled by the parties as part of a court-ordered mediation, for $0.3 million in damages, plus plaintiff’s attorney fees.  Because the parties could not agree on the dollar amount of plaintiff’s attorney fees, both parties agreed to allow the court to determine the amount.  On November 8, 2017, Faneuil received the court’s recommendation, which awarded a total of $0.7 million for plaintiff’s attorney fees and court fees.  Faneuil has objected to a portion of the recommendation and has requested that the district court judge further reduce the award.

Marshall v. Faneuil, Inc.

On July 31, 2017, plaintiff Donna Marshall (“Marshall”), filed a proposed class action lawsuit in the Superior Court of the State of California for the County of Sacramento against Faneuil and ALJ. Marshall, a previously terminated Faneuil employee, alleges various California state law employment-related claims against Faneuil.  Faneuil has answered the complaint and removed the matter to the United States District Court for the Eastern District of California; however, Marshall has recently filed a motion to remand the case back to state court. The case is in an early stage and the parties have not begun substantive discovery at this time. Faneuil believes this action is without merit and intends to defend it vigorously.

Thornton vs. ALJ Regional Holdings, Inc., et al.

On September 21, 2016, Plaintiffs Clifford Thornton and Tracey Thornton filed a complaint in the Nevada District Court for Clark County against ALJ, Carpets, Steve Chesin, and Jess Ravich.  The complaint includes claims for (1) fraud, (2) bad faith, (3) civil conspiracy, (4) unjust enrichment, (5) wrongful termination, (6) intentional infliction of emotional distress, (7) negligent infliction of emotional distress, and (8) loss of marital consortium. On November 1, 2016, the defendants filed an answer to the complaint generally denying all claims. The parties are engaged in substantive discovery at this time, with the close of discovery scheduled for May 25, 2018 and all substantive dispositive motions due June 25, 2018. ALJ and Carpets believe this action is without merit and intend to defend it vigorously.

In connection with its pending litigation matters (including the matters described above), management has estimated the range of possible loss, including expenses, to be between $1.8 million and $2.4 million; however, as management has determined that no one estimate within the range is better than another, it has accrued $1.8 million as of September 30, 2017.

Other Litigation

ALJ and its subsidiaries have been named in, and from time to time may become named in, various other lawsuits or threatened actions that are incidental to the ordinary business. Litigation is inherently unpredictable. Any claims against the Company, whether meritorious or not, could be time-consuming, cause the Company to incur costs and expenses, require significant amounts of management time, or result in the diversion of significant operational resources. The results of these lawsuits and actions cannot be predicted with certainty. ALJ concluded as of September 30, 2017, that the ultimate resolution of these matters would not have a material adverse effect on our business, consolidated financial position, results of operations, or cash flows.

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

9. EQUITY

Common Stock Activity during the Year Ended September 30, 2017

ALJ’s common stock activity for the year ended September 30, 2017, consisted of the following:

•

Issued 1,466,667 shares of common stock in connection with the CMO Business acquisition (note 3). The common stock was valued at $3.21 per share, which was the closing price of ALJ common stock as listed on the NASDAQ Global Market on the CMO Business Purchase Date;

•	Issued 1,000,000 shares of common stock upon exercise of stock option by ALJ’s Executive Chairman at an exercise price of $1.00 per share;

Common Stock Activity during the Year Ended September 30, 2016

ALJ’s common stock activity for the year ended September 30, 2016, consisted of the following:

•	Repurchased 516,520 shares of ALJ common stock at an average price of $3.99 per share;
•	Retired 585,454 shares of common stock; and
•	Issued 71,429 shares of common stock to members of ALJ’s Board of Directors as compensation. See “Common Stock Awards” below for further discussion.

Equity Incentive Plans

On July 11, 2016, ALJ shareholders approved ALJ’s Omnibus Equity Incentive Plan (“2016 Plan”), which allows ALJ and its subsidiaries to grant securities of ALJ to officers, employees, directors or consultants.  ALJ believes that equity-based compensation is fundamental to attracting, motivating and retaining highly-qualified dedicated employees who have the skills and experience required to achieve business goals.  Further, ALJ believes the 2016 Plan aligns the compensation of directors, officers, and employees with shareholder interest.

The 2016 Plan is administered by ALJ’s Compensation, Nominating and Corporate Governance Committee (“Committee”) of the Board.  The maximum aggregate number of common stock shares that may be granted under the 2016 Plan is 2,000,000.  The 2016 Plan generally provides for the grant of qualified or nonqualified stock options, restricted stock and restricted stock units, unrestricted stock, stock appreciation rights, performance awards and other awards.  The Committee has full discretion to set the vesting criteria.  The exercise price of a stock option may not be less than 100% of the fair market value of ALJ’s common stock on the date of grant. The 2016 Plan prohibits the repricing of outstanding stock options without prior shareholder approval. The term of stock options granted under the 2016 Plan may not exceed ten years.  Awards are subject to accelerated vesting upon a change in control in the event the acquiring company does not assume the awards.  The Board may amend, alter, or discontinue the 2016 Plan, but shall obtain shareholder approval of any amendment as required by applicable law or stock exchange listing requirements.  As of September 30, 2017, there were 1,380,000 options available for future grant under the 2016 Plan.

Prior to the approval of the 2016 Plan, ALJ issued stock options that were approved by ALJ’s board of directors on a case-by-case basis.

Stock-Based Compensation Expense

The following table sets forth the total stock-based compensation expense included in ALJ’s statements of income (in thousands):

	Year Ended September 30,
	2017	2016
Stock options	$452	$369
Common stock award	358	415
	$810	$784

At September 30, 2017, ALJ had approximately $1,163,000 of total unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of approximately 2.2 years.

Stock Option Activity and Outstanding

The following table summarizes stock option activity during the years ended September 30, 2017 and 2016:

	Number of Shares	Weighted-Average Exercise Price
Outstanding at September 30, 2015	2,284,000	$2.15
Exercised	—	—
Granted	—	—
Forfeited or expired	—	—
Outstanding at September 30, 2016	2,284,000	2.15
Exercised	(1,000,000)	1.00
Granted	620,000	3.25
Forfeited or expired	—	—
Outstanding at September 30, 2017	1,904,000	3.11
Vested or Expected to Vest at September 30, 2017	1,904,000	$3.11

The following table summarizes all options outstanding and exercisable by price range as of September 30, 2017:

		Options Outstanding		Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$0.59 - $1.60	434,000	2.66	$0.95	434,000	$0.95
$3.13 - $3.34	620,000	9.75	3.25	—	—
$4.00 - $4.27	850,000	6.09	4.11	616,666	4.05
	1,904,000	6.50	3.11	1,050,666	2.77

The “intrinsic value” of options is the excess of the value of ALJ stock over the exercise price of such options.  The total intrinsic value of options outstanding (of which all are vested or expected to vest) was approximately $1,221,000 and $5,828,000 at September 30, 2017 and 2016, respectively.  The total intrinsic value for exercisable options was $1,090,000 and $5,659,000 at September 30, 2017 and 2016, respectively. The total intrinsic value of options exercised during the year ended September 30, 2017, was $2,130,000.

Common Stock Awards

ALJ’s board of directors receive a director compensation package that includes an annual common stock award.  In connection with such awards, ALJ recorded stock-based compensation expense of $358,000 and $415,000 during the years ended September 30, 2017 and 2016, respectively.

10. INCOME TAXES

Income before taxes and the benefit from income taxes for the years ended September 30, 2017 and 2016 consisted of the following (in thousands):

	Year Ended September 30,
	2017	2016
Income before income taxes	$3,249	$4,710
Provision for (benefit from) income taxes:
Current:
Federal	(120)	(136)
State	178	671
Total current provision for income taxes	58	535
Deferred:
Federal	(12,263)	(6,331)
State	(219)	(419)
Total deferred benefit from income taxes	(12,482)	(6,750)
Total benefit from income taxes	$(12,424)	$(6,215)
Effective tax rate	(382.39)%	(131.95)%

The difference between the tax provision at the statutory federal income tax rate and the benefit from income tax as a percentage of income before income taxes (effective tax rate) for the years ended September 30, 2017 and 2016 was as follows:

	Year Ended September 30,
	2017	2016
Statutory federal income tax rate	35.00%	35.00%
Increase (reduction) in rate resulting from:
State tax, net of federal benefit	16.18	14.66
Permanent differences	(6.80)	2.77
Change in valuation allowance and other	(426.77)	(184.38)
Effective tax rate	(382.39)%	(131.95)%

Significant components of the Company’s deferred tax assets and liabilities as of September 30, 2017 and 2016 were as follows (in thousands):

	Year Ended September 30,
	2017	2016
Deferred tax assets:
Net operating loss carryforward	$53,996	$55,759
Accrued expenses and other	2,475	2,166
Other (WOTC and AMT credit carryforward)	1,956	2,371
Deferred revenue	1,463	65
Allowance for doubtful accounts	326	440
Gross deferred tax assets	60,216	60,801
Less: valuation allowance	(30,691)	(42,447)
Net deferred tax assets	29,525	18,354

Deferred tax liabilities:
Intangible assets	(10,375)	(11,517)
Land and depreciable assets	(7,221)	(7,314)
Prepaid expenses	(877)	(953)
Total deferred tax liabilities	(18,473)	(19,784)
Net deferred tax assets (liabilities)	$11,052	$(1,430)

Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

The Company files income tax returns in the U.S. federal jurisdiction and various states. The years still open to audit under the applicable statutes of limitations are June 30, 2015, through June 30, 2017, for federal and June 30, 2014, through June 30, 2017, for state.  Tax years ending June 30, 2002 through June 30, 2009 generated a net operating loss carry forward and remain subject to examination.  The amount of any tax assessments and penalties may be material and may negatively impact the Company’s operations. Given the uncertainty in the amount and the difficulty in estimating the probability of the assessments arising from future tax examinations, the Company has not made any accruals for such tax contingencies.  No tax returns are currently under examination by any tax authorities.

As of September 30, 2017, the Company’s deferred tax assets were primarily the result of U.S. net operating losses carryforwards. As of each reporting date, the Company’s management considers new evidence, both positive and negative, that could impact management’s view with regard to future realization of deferred tax assets. As of September 30, 2017, management determined that sufficient positive evidence, which includes consistent profitability over the past three years and continued taxable income projection, exists as of September 30, 2017, to conclude that it is more likely than not that additional deferred tax assets are realizable and, therefore, reduced the valuation allowance by $11.8 million to $30.7 million at September 30, 2017 from $42.4 million at September 30, 2016.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. At September 30, 2017 and 2016, the Company does not have a liability for uncertain tax positions. The Company does not anticipate that there will be a material change of unrecognized tax benefits within the next 12 months.

At September 30, 2017, the Company has net operating loss carryforwards for federal income tax purposes of approximately $154.3 million that begin expiring in 2022. In addition, the use of this net operating loss in future years may be restricted under Section 382 of the Internal Revenue Code due to a potential change of ownership.

11. RELATED-PARTY TRANSACTIONS

Revenue

Harland Clarke Holdings Corp. (“Harland Clarke”), a stockholder who owns ALJ shares in excess of five percent, is a counterparty to Faneuil in two contracts.  One contract provides call center services to support Harland Clarke’s banking-related products and renews annual every April. The other contract provides managed print services and concludes September 30, 2018. Faneuil recognized revenue from Harland Clarke totaling $966,000 and $1,331,000 for the years ended September 30, 2017 and 2016, respectively. The associated cost of revenue was $926,000 and $1,268,000 for the years ended September 30, 2017 and 2016, respectively. All revenue from Harland Clarke contained similar terms and conditions as for other transactions of this nature entered into by ALJ.  Total accounts receivable from Harland Clarke was $106,000 and $176,000 at September 30, 2017 and 2016, respectively.

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

Net revenue, operating income, and total assets by reportable segment as of or for the years ended September 30, 2017 and 2016 were as follows (in thousands):

	As of or for the Year Ended September 30,
	2017	2016
Net revenue:
Faneuil	$158,264	$131,843
Carpets	69,725	50,606
Phoenix	98,729	85,920
Consolidated net revenue	$326,718	$268,369
Operating income (loss):
Faneuil	$4,746	$4,426
Carpets	552	57
Phoenix	10,532	13,253
ALJ	(3,135)	(3,897)
Consolidated operating income	$12,695	$13,839
Total assets:
Faneuil	$93,724	$80,117
Carpets	17,747	16,324
Phoenix	113,406	111,940
ALJ	14,252	6,929
Consolidated total assets	$239,129	$215,310

Geographic Information

Substantially all assets were located in the United States.  Substantially all revenue was earned in the United States.

13.  SUBSEQUENT EVENT

Moore-Langen Acquisition

On October 2, 2017 (the “Moore-Langen Purchase Date”), Phoenix acquired certain assets and assumed certain liabilities from LSC Communications, Inc. (“LSC”) and Moore-Langen Printing Company, Inc. (“Moore-Langen”) related to its printing and manufacturing services division in Terre Haute, Indiana. Total purchase price was $10.0 million in cash, subject to customary net working capital adjustments.  Phoenix withheld $1.0 million from the consideration paid at closing, which will be paid to Moore-Langen on October 2, 2018.

The Moore-Langen acquisition leverages Phoenix’s existing capabilities and core competencies, strengthens its position in the education markets, and expands revenue into new markets.

As part of the Moore-Langen acquisition, Phoenix and LSC entered into a supply agreement (the “Supply Agreement”).  Pursuant to the Supply Agreement, LSC agreed to purchase from Phoenix its print requirements to continue servicing certain of its customers, buy minimum amounts of certain components from Phoenix, and provide Phoenix with a right of last refusal to supply certain non-component work.

Phoenix and ALJ financed the acquisition by borrowing $7.5 million under a term loan with Cerberus, selling an aggregate of $1.5 million of ALJ common stock in a private offering to two investors who are unaffiliated with ALJ, and using $1.0 million cash from the exercise of stock options by Jess Ravich, Executive Chairman of ALJ.  ALJ amended its financing agreement with Cerberus to facilitate the term loan.  See further discussion below.

The following schedule reflects the estimated fair value of assets acquired and liabilities assumed on the Moore-Langen Purchase Date and the purchase price details (in thousands):

Purchase Price
Balance Sheet Caption	Allocation
Total current assets	$1,517
Fixed assets	2,638
Identified intangible asset - supply agreement	4,900
Goodwill	1,093
Total assets	10,148
Total current liabilities	(148)
Purchase price	$10,000

Break Out of Components of Purchase Price Consideration
Term loan	$7,500
Common stock issued	1,500
Cash received from exercise of stock option	1,000
Purchase price	$10,000

The Company accounted for the Moore-Langen acquisition using the acquisition method of accounting. Accordingly, the assets and liabilities were recorded at their fair values at the date of acquisition. The excess of the purchase price over the fair value of the tangible and intangible assets acquired and the liabilities assumed was recorded as goodwill. During the measurement period, if new information is obtained about facts and circumstances that existed as of the acquisition date, cumulative changes in the estimated fair values of the net assets recorded may change the amount of the purchase price allocable to goodwill. During the measurement period, which expires one year from the acquisition date, changes to any purchase price allocations that are material to the Company's consolidated financial results will be adjusted in the reporting period in which the adjustment amount is determined.

During the year ended September 30, 2017, the Company incurred approximately $0.3 million of acquisition-related costs in connection with the Moore-Langen, which were expensed to selling, general, and administrative expense as incurred.

Third Amendment to Financing Agreement

On October 2, 2017, ALJ entered into the Third Amendment (the “Third Amendment”) to the Financing Agreement (note 7).  The Third Amendment added a $7.5 million term loan, and updated certain definitions, representations and warranties to allow for the Moore-Langen acquisition.

The use of proceeds are restricted to (i) fund up to $7.5 million of the purchase price for the Moore-Langen acquisition, (ii) pay up to $1.0 million for employee severance expenses and capital expenditures in connection with the acquisition, (iii) fund general corporate and working capital purposes of the Company or any of its subsidiaries who are borrowers under the Financing Agreement, and (iv) pay fees and expenses related to the Third Amendment.  In connection with the Third Amendment, ALJ paid the Collateral Agent an amendment fee of $150,000.

The Third Amendment loan will be repaid in consecutive quarterly installments of $140,625 on the last day of ALJ’s fiscal quarter beginning on December 31, 2017.   The Third Amendment matures on August 14, 2020.

Common Stock Activity Subsequent to September 30, 2017

ALJ’s common stock activity subsequent to the year ended September 30, 2017 consisted of the following:

•	Sold 477,706 shares of common stock to two unaffiliated shareholders in connection with financing the Moore-Langen acquisition discussed above; and
•	Issued 102,102 shares of common stock to members of ALJ’s Board of Directors as compensation for the period from July 1, 2016 to June 30, 2017. See note 9 “Common Stock Awards” for further discussion.

ALJ REGIONAL HOLDINGS, INC.

SCHEDULE II — CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at the Beginning of the Year	Charged to Costs and Expenses	Deductions	Balance at the End of the Year
Year Ended September 30, 2017:
Allowance for doubtful accounts	$830	$171	$(171)	830
Allowance for obsolete inventory	183	59	(49)	193
Rebates payable	1,834	2,707	(2,527)	2,014
Workers’ compensation reserve	2,875	2,319	(2,431)	2,763

Year Ended September 30, 2016:
Allowance for doubtful accounts	$314	$641	$(125)	$830
Allowance for obsolete inventory	244	20	(81)	183
Rebates payable	1,444	1,685	(1,295)	1,834
Workers’ compensation reserve	3,012	1,459	(1,596)	2,875

S-1