Form 10-Q
period 2017-12-31
ALJ REGIONAL HOLDINGS INC
filed 2018-02-14
CIK 1438731

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2017

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

The number of shares of common stock, $0.01 par value per share, outstanding as of January 31, 2018 was 37,921,116.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The statements included in this Form 10-Q regarding future financial performance, results and conditions and other statements that are not historical facts, including, among others, the statements regarding competition, the Company’s intention to retain earnings for use in the Company’s business operations, the Company’s ability to continue to fund its operations and service its indebtedness, the adequacy of the Company’s accrual for tax liabilities, management’s projection of continued taxable income, and the Company’s ability to offset future income against net operating loss carryovers, constitute forward-looking statements. The words “can,” “could,” “may,” “will,” “would,” “plan,” “future,” “believes,” “intends,” “expects,” “anticipates,” “projects,” “estimates,” and similar expressions are also intended to identify forward-looking statements. These forward-looking statements are based on current expectations and are subject to risks and uncertainties. Actual results or events could differ materially from those set forth or implied by such forward-looking statements and related assumptions due to certain important factors, including, without limitation, the risks set forth under the caption “Risk Factors” below, which are incorporated herein by reference. Some, but not all, of the forward-looking statements contained in this Form 10-Q include, among other things, statements about the following:

•	any statements regarding our expectations for future performance;
•	our ability to integrate business acquisitions;
•	our ability to compete effectively;
•	statements regarding future revenue and the potential concentration of such revenue coming from a limited number of customers;
•	our expectations that interest expense will increase;
•	our expectations that we will continue to have non-cash compensation expenses;
•	our expectation that we will be in compliance with the required covenants pursuant to our loan agreements;
•	regulatory compliance costs; and
•	the other matters described in “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The Company is also subject to general business risks, including results of tax audits, adverse state, federal or foreign legislation and regulation, changes in general economic factors, the Company’s ability to retain and attract key employees, acts of war or global terrorism and unexpected natural disasters. Any forward-looking statements included in this Form 10-Q are made as of the date hereof, based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any forward-looking statements.

ALJ REGIONAL HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED DECEMBER 31, 2017

PART I.  FINANCIAL INFORMATION

Item 1 - Financial Statements

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,	September 30,
	2017	2017
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,027	$5,630
Accounts receivable, net of allowance for doubtful accounts of $987 ($830 at September 30, 2017)	55,540	49,457
Inventories, net	9,903	9,376
Prepaid expenses and other current assets	8,045	5,783
Total current assets	75,515	70,246
Property and equipment, net	56,735	54,335
Goodwill	56,372	54,964
Intangible assets, net	46,498	43,179
Collateral deposits, less current portion	694	879
Other assets	3,810	4,474
Deferred tax asset, net	7,800	11,052
Total assets	$247,424	$239,129
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,667	$15,597
Accrued expenses	13,636	12,661
Income taxes payable	—	195
Deferred revenue and customer deposits	4,312	5,755
Current portion of term loan, net of deferred loan costs	8,196	11,848
Current portion of capital lease obligations	3,575	2,571
Current portion of workers’ compensation reserve	989	1,015
Other current liabilities	1,591	64
Total current liabilities	47,966	49,706
Line of credit, net of deferred loan costs	13,536	5,330
Term loan payable, less current portion, net of deferred loan costs	81,475	76,753
Deferred revenue, less current portion	2,675	3,111
Workers’ compensation reserve, less current portion	1,719	1,748
Capital lease obligations, less current portion	5,730	4,679
Other non-current liabilities	1,923	2,049
Total liabilities	155,024	143,376
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.01 par value; total authorized – 5,000,000 shares; 1,000,000 shares authorized for Series A; 550,000 shares authorized for Series B; none issued and outstanding as of December 31, 2017 and September 30, 2017	—	—
Common stock, $0.01 par value; authorized – 100,000,000 shares; 37,621,116 and 37,041,308 shares issued and outstanding at December 31, 2017 and September 30, 2017, respectively	376	371
Additional paid-in capital	278,438	276,478
Accumulated deficit	(186,414)	(181,096)
Total stockholders’ equity	92,400	95,753
Total liabilities and stockholders’ equity	$247,424	$239,129

See accompanying notes

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share amounts)

	Three Months Ended December 31,
	2017	2016
Net revenue	$94,954	$77,617
Costs and expenses:
Cost of revenue	74,910	60,181
Selling, general, and administrative expense	19,538	14,383
(Gain) loss on disposal of assets, net	(207)	8
Total operating expenses	94,241	74,572
Operating income	713	3,045
Other expense:
Interest expense, net	(2,660)	(2,434)
Total other expense	(2,660)	(2,434)
(Loss) income before income taxes	(1,947)	611
Provision for income taxes	(3,371)	(60)
Net (loss) income	$(5,318)	$551
Basic (loss) earnings per share of common stock	$(0.14)	$0.02
Diluted (loss) earnings per share of common stock	$(0.14)	$0.02
Weighted average shares of common stock outstanding:
Basic	37,577	34,575
Diluted	37,577	35,712

See accompanying notes

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three Months Ended December 31,
	2017	2016
Operating activities
Net (loss) income	$(5,318)	$551
Adjustments to reconcile net (loss) income to cash (used for) provided by operating activities:
Depreciation and amortization - cost of revenue	1,399	1,282
Depreciation and amortization - selling, general and administrative expense	3,434	2,679
Stock-based compensation expense	293	183
Provision for bad debts	156	—
Deferred income taxes	3,252	(226)
(Gain) loss on disposal of assets, net	(207)	8
Amortization of deferred loan costs	307	251
Changes in operating assets and liabilities:
Accounts receivable, net	(6,240)	(3,662)
Inventories, net	979	1,320
Collateral deposits	184	1,300
Prepaid expenses and other current assets	(2,000)	77
Other assets	664	(2,244)
Accounts payable	69	3,759
Accrued expenses	1,064	1,858
Income tax payable	(195)	184
Deferred revenue and customer deposits	(1,880)	(166)
Other current liabilities	501	(587)
Other liabilities	(154)	1,742
Cash (used for) provided by operating activities	(3,692)	8,309
Investing activities
Acquisitions, net of cash acquired	(9,000)	—
Proceeds from sales of assets	343	97
Capital expenditures	(980)	(4,042)
Cash used for investing activities	(9,637)	(3,945)
Financing activities
Net proceeds on line of credit	8,162	—
Payments on term loan	(6,427)	(4,482)
Proceeds from term loan	7,500	—
Proceeds from issuance of common stock	1,500	—
Debt and common stock issuance costs	(332)	—
Payments on financed insurance premiums	—	(290)
Payments on capital leases	(677)	(436)
Cash provided by (used for) financing activities	9,726	(5,208)
Change in cash and cash equivalents	(3,603)	(844)
Cash and cash equivalents at beginning of period	5,630	5,279
Cash and cash equivalents at end of period	$2,027	$4,435
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Taxes	$599	$104
Interest	$2,205	$2,149
Non-cash investing and financing activities:
Capital equipment purchases financed with capital leases	$2,734	$—
Financed insurance premiums	$—	$866

See accompanying notes

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BASIS OF PRESENTATION

Organization

ALJ Regional Holdings, Inc. (including subsidiaries, referred to collectively in this Report as “ALJ,” the “Company” or “we”) is a holding company.  ALJ’s primary assets as of December 31, 2017, were all of the outstanding capital stock of the following companies:

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

Basis of Presentation

The interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP, for interim financial information and with the instructions to the Securities and Exchange Commission, or SEC, Form 10-Q and Article 10 of SEC Regulation S-X. They do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with ALJ’s audited financial statements and notes thereto for the years ended September 30, 2017 and 2016, filed with the Securities and Exchange Commission on December 19, 2017.

The Company has made estimates and judgments affecting the amounts reported in its condensed consolidated financial statements and the accompanying notes.  Significant estimates and assumptions by management are used for, but are not limited to, determining the fair value of assets and liabilities, including intangible assets acquired and allocation of acquisition purchase prices, estimated useful lives, recoverability of long-lived and intangible assets, the recoverability of goodwill, the realizability of deferred tax assets, stock-based compensation, the likelihood of material loss as a result of loss contingencies, customer lives, the allowance for doubtful accounts and inventory reserves, and calculation of insurance reserves.  Actual results may differ materially from estimates. The interim financial information is unaudited but reflects all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly ALJ’s results of operations and financial position for the interim period.  The results of operations for the three months ended December 31, 2017, are not necessarily indicative of the results expected for future quarters or the full year.

For a complete summary of ALJ’s significant accounting policies, please refer to Note 2, “Summary of Significant Accounting Policies,” included with ALJ’s audited financial statements and notes thereto for the years ended September 30, 2017 and 2016, filed with the Securities and Exchange Commission on December 19, 2017.  There were no material changes to significant accounting policies during the three months ended December 31, 2017.

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. RECENT ACCOUNTING STANDARDS

Accounting Standards Adopted

In July 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-11, “Simplifying the Measurement of Inventory (Topic 330): Simplifying the Measurement of Inventory.”  The amendments in ASU 2015-11 require an entity to measure inventory at the lower of cost or net realizable value.  The amendments do not apply to inventory that is measured using last-in, first out (LIFO) or the retail inventory method.  The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost.  ASU 2015-11 should be applied prospectively.   ALJ adopted ASU 2015-11 on October 1, 2017.  The standard did not have a significant impact on ALJ’s consolidated financial statements.

Accounting Standards Not Yet Adopted

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” to supersede nearly all existing revenue recognition guidance under U.S. GAAP.  The core principle of ASU 2014-09 is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services.  ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing U.S. GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation.  Subsequently, the FASB has issued the following standards to provide additional clarification and implementation guidance for ASU 2014-09 including: (i) ASU 2016-08, “Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” (ii) ASU 2016-10, “Identifying Performance Obligations and Licensing,” (iii) ASU 2016-12, “Narrow-Scope Improvements and Practical Expedients,” and (iv) ASU 2017-10, Service Concession Arrangements (Topic 853): Determining the Customer of the Operation Services.

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

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3. ACQUISITIONS

Printing Components Business

On October 2, 2017 (the “Purchase Date”), Phoenix acquired certain assets and assumed certain liabilities from LSC Communications, Inc. (“LSC”) and Moore-Langen Printing Company, Inc. related to its printing and manufacturing services division in Terre Haute, Indiana. Such assets and liabilities are referred to hereinafter as the “Printing Components Business.”  Total purchase price was $10.0 million in cash, subject to customary net working capital adjustments.  Phoenix withheld $1.0 million from the consideration paid at closing, which will be paid on October 2, 2018.

The Printing Components Business leverages Phoenix’s existing capabilities and core competencies, strengthens its position in the education markets, and expands revenue into new markets.

As part of the Printing Components Business acquisition, Phoenix and LSC entered into a supply agreement (the “Supply Agreement”).  Pursuant to the Supply Agreement, LSC agreed to purchase from Phoenix its print requirements to continue servicing certain of its customers, buy minimum amounts of certain components from Phoenix, and provide Phoenix with a right of last refusal to supply certain non-component work.

Phoenix and ALJ financed the acquisition by borrowing $7.5 million under a term loan with Cerberus, selling an aggregate of $1.5 million of ALJ common stock in a private offering to two investors who are unaffiliated with ALJ, and using $1.0 million cash from the exercise of stock options by Jess Ravich, Executive Chairman of ALJ.  ALJ amended its financing agreement with Cerberus to facilitate the term loan (Note 7).

The following schedule reflects the estimated fair value of assets acquired and liabilities assumed on the Purchase Date and the purchase price details (in thousands):

Purchase Price
Balance Sheet Caption	Allocation
Total current assets	$1,767
Fixed assets	2,273
Identified intangible asset - supply agreement	4,700
Goodwill	1,408
Total assets	10,148
Total current liabilities	(148)
Purchase price	$10,000

Break Out of Components of Purchase Price Consideration
Term loan	$7,500
Common stock issued	1,500
Cash received from exercise of stock option	1,000
Purchase price	$10,000

The Company accounted for the Printing Components Business acquisition using the purchase method of accounting. Accordingly, the assets and liabilities were recorded at their fair values at the date of acquisition. The excess of the purchase price over the fair value of the tangible and intangible assets acquired and the liabilities assumed was recorded as goodwill. During the measurement period, if new information is obtained about facts and circumstances that existed as of the acquisition date, cumulative changes in the estimated fair values of the net assets recorded may change the amount of the purchase price allocable to goodwill. During the measurement period, which expires one year from the acquisition date, changes to any purchase price allocations that are material to the Company's consolidated financial results will be adjusted in the reporting period in which the adjustment amount is determined.

During the three months ended December 31, 2017, the Printing Components Business recorded $4.5 million of net revenue.  Because the Printing Components Business was closely aligned with Phoenix’s existing business, including the overlap of customers, its operations were immediately integrated into Phoenix’s operations, and financial metrics other than net revenue were not separately tracked.

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

During the three months ended December 31, 2017, the Company incurred approximately $123,000 of acquisition-related costs in connection with the Printing Components Business acquisition, which were expensed to selling, general and administrative expense.

Customer Management Outsourcing Business

On May 26, 2017 (the “CMO Business Purchase Date”), Faneuil acquired certain assets and assumed certain liabilities associated with the customer management outsourcing business (“CMO Business”) of Vertex Business Services LLC.

The CMO Business, which was purchased to expand Faneuil’s presence into the utilities market, provides direct customer care call center operations, back-office processes, including billing, collections and business analytics, and installation and cloud-based customer care support exclusively for the utilities industry.

The following schedule reflects the final fair value of assets acquired and liabilities assumed on the CMO Business Purchase Date and the purchase price details (in thousands):

Purchase Price
Balance Sheet Caption	Allocation
Total current assets	$3,947
Fixed assets	553
Identified intangible assets:
Customer relationships	3,790
Supply agreements/contract backlog	5,418
Non-compete agreements	250
Goodwill	1,547
Total assets	15,505
Total current liabilities	(2,760)
Purchase price	$12,745

Break Out of Components of Purchase Price Consideration
Line of credit	$5,500
Common stock issued	4,708
Cash	2,537
Purchase price	$12,745

The following is a summary of CMO Business revenue and earnings included in the Company’s consolidated statement of operations for the three months ended December 31, 2017 (in thousands):

Income Statement Caption	Amount
Revenue	$8,526
Operating loss	(221)

4. CONCENTRATION RISKS

Cash

The Company maintains its cash balances in accounts, which, at times, may exceed federally insured limits. The Company has not experienced any loss in such accounts and believes there is little exposure to any significant credit risk.

Major Customers and Accounts Receivable

ALJ did not have any customer with net revenue in excess of 10% of consolidated net revenue.  Each of ALJ’s segments had customers that represent more than 10% of their respective net revenue, as described below.

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Faneuil.  The percentage of Faneuil net revenue derived from its significant customers was as follows:

	Three Months Ended December 31,
	2017	2016
Customer A	14.1%	18.3%
Customer B	14.1	15.9
Customer C	**	11.3

**	Less than 10% of Faneuil net revenue.

Trade receivables from these customers totaled $8.2 million on December 31, 2017.  As of December 31, 2017, all Faneuil accounts receivable were unsecured.  The risk with respect to accounts receivable is mitigated by credit evaluations performed on customers and the short duration of payment terms extended to customers.

Carpets.  The percentage of Carpets net revenue derived from its significant customers was as follows:

	Three Months Ended December 31,
	2017	2016
Customer A	26.8%	29.4%
Customer B	25.1	29.0
Customer C	24.9	16.6

Trade receivables from these customers totaled $3.1 million on December 31, 2017.  As of December 31, 2017, all Carpets accounts receivable were unsecured.  The risk with respect to accounts receivable is mitigated by credit evaluations performed on customers and the short duration of payment terms extended to customers.

Phoenix.  The percentage of Phoenix net revenue derived from its significant customers was as follows:

	Three Months Ended December 31,
	2017	2016
Customer A	18.9%	**
Customer B	16.1	21.1%
Customer C	10.5	**
Customer D	**	14.5

**	Less than 10% of Phoenix net revenue.

Trade receivables from these customers totaled $6.1 million on December 31, 2017.  As of December 31, 2017, all Phoenix accounts receivable were unsecured.  The risk with respect to accounts receivable is mitigated by credit evaluations performed on customers and the short duration of payment terms extended to customers.

Supplier Risk

ALJ did not have any suppliers that represented more than 10% of consolidated inventory purchases.   However, two of ALJ’s segments had suppliers that represented more than 10% of their respective inventory purchases, as described below.

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Carpets.  The percentage of Carpets inventory purchases from its significant suppliers was as follows:

	Three Months Ended December 31,
	2017	2016
Supplier A	23.5%	13.0%
Supplier B	13.9	**
Supplier C	12.6	**

**	Less than 10% of Carpets inventory purchases.

If these suppliers were unable to provide materials on a timely basis, Carpets management believes alternative suppliers could provide the required materials with minimal disruption to the business.

Phoenix.  The percentage of Phoenix inventory purchases from its significant suppliers was as follows:

	Three Months Ended December 31,
	2017	2016
Supplier A	29.4%	21.9%
Supplier B	12.9	11.2

If these suppliers were unable to provide materials on a timely basis, Phoenix management believes alternative suppliers could provide the required supplies with minimal disruption to the business.

5. COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

Accounts Receivable, Net

The following table summarizes accounts receivable at the end of each reporting period (in thousands):

	December 31,	September 30,
	2017	2017
Accounts receivable	$52,804	$47,216
Unbilled receivables	3,723	3,071
Accounts receivable	56,527	50,287
Less: Allowance for doubtful accounts	(987)	(830)
Accounts receivable, net	$55,540	$49,457

Inventories, Net

The following table summarizes inventories at the end of each reporting period (in thousands):

	December 31,	September 30,
	2017	2017
Raw materials	$3,781	$3,127
Semi-finished goods/work in process	3,905	4,064
Finished goods	2,510	2,378
Inventories	10,196	9,569
Less: Allowance for obsolete inventory	(293)	(193)
Inventories, net	$9,903	$9,376

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Property and Equipment

The following table summarizes property and equipment at the end of each reporting period (in thousands):

	December 31,	September 30,
	2017	2017
Machinery and equipment	$24,023	$22,753
Building and improvements	16,323	15,593
Software	15,034	12,276
Computer and office equipment	10,511	10,344
Land	9,267	9,167
Leasehold improvements	9,175	8,997
Furniture and fixtures	3,599	3,595
Vehicles	235	229
Construction in process	553	136
Property and equipment	88,720	83,090
Less: Accumulated depreciation and amortization	(31,985)	(28,755)
Property and equipment, net	$56,735	$54,335

Property and equipment depreciation and amortization expense, including amounts related to capitalized leased assets, was $3,452,000 and $2,953,000 for the three months ended December 31, 2017 and 2016, respectively.

Goodwill

The following table summarizes goodwill by reportable segment at the end of each reporting period (in thousands):

	December 31,	September 30,
	2017	2017
Faneuil	$21,276	$21,276
Carpets	2,555	2,555
Phoenix	32,541	31,133
Goodwill	$56,372	$54,964

Intangible Assets

The following table summarizes identified intangible assets at the end of each reporting period (in thousands):

	December 31, 2017			September 30, 2017
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer relationships	$34,400	$(8,167)	$26,233	$34,400	$(7,446)	$26,954
Trade names	10,760	(1,250)	9,510	10,760	(1,143)	9,617
Supply agreements/Contract Backlog	10,358	(777)	9,581	5,658	(420)	5,238
Non-compete agreements	3,030	(2,030)	1,000	3,030	(1,858)	1,172
Internal software	580	(406)	174	580	(382)	198
Totals	$59,128	$(12,630)	$46,498	$54,428	$(11,249)	$43,179

Intangible asset amortization expense was $1,381,000 and $1,008,000 for the three months ended December 31, 2017 and 2016, respectively.

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents expected future amortization expense for the remainder of fiscal 2018 and yearly thereafter (in thousands):

Estimated Future Amortization
2018	$4,101
2019	5,099
2020	4,800
2021	4,485
2022	4,067
Thereafter	23,946
$46,498

Debt

The following table summarizes ALJ’s line of credit, and current and noncurrent term loan payables at the end of each reporting period (in thousands):

	December 31,	September 30,
	2017	2017
Line of credit:
Line of credit	$13,662	$5,500
Less: deferred loan costs	(126)	(170)
Line of credit, net of deferred loan costs	13,536	5,330
Current portion of term loan:
Current portion of term loan	$9,188	$12,764
Less: deferred loan costs	(992)	(916)
Current portion of term loan, net of deferred loan costs	8,196	11,848
Term loan payable, less current portion:
Term loan payable, less current portion	82,903	78,254
Less: deferred loan costs	(1,428)	(1,501)
Term loan payable, less current portion, net of deferred loan costs	$81,475	$76,753

Accrued Expenses

The following table summarizes accrued expenses at the end of each reporting period (in thousands):

	December 31,	September 30,
	2017	2017
Accrued compensation and related taxes	$8,524	$7,370
Rebates payable	2,042	2,014
Legal and other	1,092	1,466
Interest payable	799	651
Medical and benefit-related payables	501	431
Accrued board of director fees	260	370
Sales tax payable	217	151
Deferred rent	201	208
Total accrued expenses	$13,636	$12,661

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Workers’ Compensation Reserve

Faneuil.  Faneuil is self-insured for workers’ compensation claims up to $500,000 per incident, and maintains insurance coverage for costs above the specified limit. Faneuil is self-insured for health insurance claims up to $150,000 per incident, and maintains insurance coverage for costs above the specified limit. Reserves have been provided for workers’ compensation and health claims based upon insurance coverages, third-party actuarial analysis, and management’s judgment.

Carpets.  Carpets maintains outside insurance to cover workers’ compensation claims.

Phoenix. Before the acquisition of Phoenix by ALJ, Phoenix was self-insured for workers’ compensation under their parent company for claims up to $500,000 per incident, and maintains coverage for costs above the specified limit.  After the acquisition, Phoenix changed to a fully insured plan.

6. (LOSS) EARNINGS PER SHARE

ALJ computed basic and diluted (loss) earnings per common share for each period as follows (in thousands, except per share amounts):

	Three Months Ended December 31,
	2017	2016
Net (loss) income	$(5,318)	$551
Weighted average shares of common stock outstanding - basic	37,577	34,575
Potentially dilutive effect of options to purchase common stock	—	1,137
Weighted average shares of common stock outstanding – diluted	37,577	35,712
Basic (loss) earnings per share of common stock	$(0.14)	$0.02
Diluted (loss) earnings per share of common stock	$(0.14)	$0.02

ALJ computed basic earnings per share of common stock using net (loss) income divided by the weighted average number of shares of common stock outstanding during the period.  ALJ computed diluted earnings per share of common stock using net (loss) income divided by the weighted average number of shares of common stock outstanding plus potentially dilutive shares of common stock outstanding during the period. Potentially dilutive shares issuable upon exercise of options to purchase common stock were determined by applying the treasury stock method to the assumed exercise of outstanding stock options.

Stock options to purchase 1,914,000 shares of common stock were not considered in calculating ALJ’s diluted earnings per common share for the three months ended December 31, 2017 as their effect would be anti-dilutive.

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7. DEBT

Term Loan and Line of Credit

In August 2015, ALJ entered into a financing agreement (“Financing Agreement”) with Cerberus Business Finance, LLC (“Cerberus”), to borrow $105.0 million in a term loan (“Cerberus Term Loan”) and have available up to $30.0 million in a revolving loan (“Cerberus/PNC Revolver,” and together with the Cerberus Term Loan, the “Cerberus Debt”).  ALJ has subsequently entered into three amendments to the Financing Agreement.  The Financing Agreement and three amendments are summarized below (in thousands):

Description	Use of Proceeds	Origination Date	Interest Rate *	Quarterly Payments	Balance at December 31, 2017
Term Loan:
Financing Agreement	Phoenix acquisition	August 2015	7.99% to 8.30%	$1,969	$76,766
First Amendment	Color Optics acquisition	July 2016	7.99% to 8.30%	187	8,280
Third Amendment	Printing Components Business acquisition	October 2017	7.99% to 8.30%	141	7,045
Totals				$2,297	$92,091
Line of Credit:
Cerberus/PNC Revolver	Working Capital	August 2015	10.00% to 10.25%	$—	$8,162
Second Amendment	CMO Business acquisition	May 2017	7.99% to 8.30%	—	5,500
Totals				$—	$13,662

*	Range of annual interest rates accrued during the three months ended December 31, 2017.

Interest payments are due in arrears on the first day of each month.  Quarterly principal payments are due on the last day of each fiscal quarter.  Annual principal payments equal to 75% of ALJ’s excess cash flow (“ECF”), as defined in the Financing Agreement, are due upon delivery of the audited financial statements.  During the three months ended December 31, 2017, ALJ made an ECF payment of $4.1 million.  A final balloon payment is due at maturity, August 14, 2020.  There is a prepayment penalty equal to 1% if the Cerberus Term Loan is repaid prior to August 2018.  ALJ may make payments of up to $7.0 million against the loan with no penalty.

The Cerberus Debt is secured by substantially all the Company’s assets and imposes certain limitations on the Company, including its ability to incur debt, grant liens, initiate certain investments, declare dividends and dispose of assets.  The Cerberus Debt also requires ALJ to comply with certain debt covenants.  As of December 31, 2017, ALJ was in compliance with all debt covenants and had unused borrowing capacity of $10.8 million.

Deferred Loan Costs

During the three months ended December 31, 2017, in connection with the Third Amendment, ALJ paid legal and other fees totaling $0.3 million, which were deferred and are being amortized to interest expense over the life of the debt.

Contingent Loan Costs

As part of the Second Amendment, ALJ paid Cerberus an amendment fee. Additionally, as part of the Second Amendment, ALJ is required to pay a fee in each of three consecutive annual periods commencing May 27, 2018 and ending on the termination date, if at any time during each annual period there are any amounts outstanding on the Cerberus/PNC Revolver (“Contingent Payments”).   Such Contingent Payments become due and payable on the first day within each annual period there is an outstanding balance on the Cerberus/PNC Revolver.

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Cerberus Debt Estimated Future Minimum Payments

Estimated future minimum payments are as follows (in thousands):

Year Ending December 31,	Future Minimum Payments
2018	$9,188
2019	9,188
2020*	87,377
Total	$105,753

*	The majority of this amount is the final balloon payment due at maturity, August 14, 2020.

Capital Lease Obligations

Faneuil and Phoenix lease equipment under non-cancelable capital leases. As of December 31, 2017, future minimum payments under non-cancelable capital leases with initial or remaining terms of one year or more are as follows (in thousands):

Year Ending December 31,	Estimated Future Payments
2018	$3,850
2019	2,766
2020	1,716
2021	535
2022	535
Thereafter	569
Total minimum required payments	9,971
Less: current portion of capital lease obligations	(3,575)
Less: imputed interest	(666)
Capital lease obligations, less current portion	$5,730

8. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases real estate, equipment, and vehicles under noncancellable operating leases. As of December 31, 2017, future minimum rental commitments under noncancellable leases were as follows (in thousands):

Year Ending December 31,	Future Minimum Lease Payments
2018	$4,722
2019	4,098
2020	2,786
2021	1,861
2022	1,015
Thereafter	6,130
Total	$20,612

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Employment Agreements

ALJ maintains employment agreements with certain key executive officers that provide for a base salary and annual bonus to be determined by the Board of Directors.  The agreements also provide for termination payments, which includes base salary and performance bonus, stock options, non-competition provisions, and other terms and conditions of employment.  As of December 31, 2017, termination payments related to base salary totaled $1.3 million.

Surety Bonds

As part of Faneuil’s normal course of operations, certain customers require surety bonds guaranteeing the performance of a contract.  As of December 31, 2017, the face value of such surety bonds, which represents the maximum cash payments that Faneuil’s surety would be obligated to pay under certain circumstances of non-performance, was $29.1 million.  To date, Faneuil’s surety has not made any non-performance payments.

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

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Thornton v. ALJ Regional Holdings, Inc., et al.

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

In connection with its pending litigation matters (including the matters described above), management has estimated the range of possible loss, including fees and expenses, to be between $1.6 million and $2.4 million; however, as management has determined that no one estimate within the range is better than another, it has accrued $1.6 million as of December 31, 2017.

Other Litigation

We and our subsidiaries have been named in, and from time to time may become named in, various other lawsuits or threatened actions that are incidental to our ordinary business. Litigation is inherently unpredictable. Any claims against us, whether meritorious or not, could be time-consuming, cause us to incur costs and expenses, require significant amounts of management time and result in the diversion of significant operational resources. The results of these lawsuits and actions cannot be predicted with certainty. We concluded as of December 31, 2017 that the ultimate resolution of these matters will not have a material adverse effect on our business, consolidated financial position, results of operations or cash flows.

9. EQUITY

Common Stock Activity during the Three Months Ended December 31, 2017

ALJ’s common stock activity for the three months ended December 31, 2017 consisted of the following:

•	Sold 477,706 shares of common stock, at $3.14 per share, to two unaffiliated shareholders in connection with financing the Moore-Langen acquisition (Note 3); and
•	Issued 102,102 shares of common stock to members of ALJ’s Board of Directors as compensation for the period from July 1, 2016 to June 30, 2017. See “Common Stock Awards” below for further discussion.

Common Stock Activity during the Three Months Ended December 31, 2016

ALJ did not have any common stock activity during the three months ended December 31, 2016.

Equity Incentive Plans

ALJ’s equity incentive plans are broad-based, long-term programs intended to attract and retain talented employees and align stockholder and employee interests.

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Stock-Based Compensation.

The following table sets forth the total stock-based compensation expense included in ALJ’s Statements of Operations (in thousands):

	Three Months Ended December 31,
	2017	2016
Stock options	$191	$98
Common stock awards	102	85
Total stock-based compensation expense	$293	$183

At December 31, 2017, ALJ had approximately $1.0 million of total unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of approximately 2.1 years.

Stock Option Awards.   ALJ granted an option to purchase 10,000 shares of ALJ common stock with a total estimated fair value of approximately $15,000 during the three months ended December 31, 2017.  ALJ estimated the fair value of the option on the grant date using the Black-Scholes valuation model under the following assumptions:  weighted average expected option life of 6.0 years, weighted average expected volatility of 48.4%, expected dividend yield of 0%, and weighted average risk free interest rate of 2.1%.  ALJ had no stock option awards during the three months ended December 31, 2016.

The “intrinsic value” of options is the excess of the value of ALJ stock over the exercise price of such options.  The total intrinsic value of options outstanding (of which all are vested or expected to vest) was approximately $1.0 million at December 31, 2017.

Common Stock Awards.

Members of ALJ’s Board of Directors receive a director compensation package that includes an annual common stock award.  In connection with such awards, ALJ recorded stock-based compensation expense of $102,000 and $85,000 during the three months ended December 31, 2017 and 2016, respectively.

10. INCOME TAX

United States Tax Reform

On December 22, 2017, the President of the United States signed and enacted into law H.R. 1 (the “Tax Reform Law”). The Tax Reform Law, effective for tax years beginning on or after January 1, 2018, except for certain provisions, resulted in significant changes to existing United States tax law, including various provisions that will impact ALJ.  Below is a summary of the provisions of the Tax Reform Law that management believes will be most impactful to ALJ.

Federal Corporate Tax Rate Reduction.  The Tax Reform Law reduces the federal corporate tax rate from 35% to 21% effective January 1, 2018. Pursuant to Section 15 of the Internal Revenue Code (“IRC”), ALJ will apply a blended corporate tax rate of 28.1%, which is based on the applicable tax rates before and after the Tax Reform Law and the number of days in ALJ’s initial tax year under the Tax Reform Law, which ends June 30, 2018. Subsequent to June 30, 2018, the federal tax rate will be 21%.

Interest Expense Limitation.  The Tax Reform Law disallows the deduction for interest expense in excess of 30% of “adjusted taxable income” as defined by the IRC.

Bonus Depreciation.  The Tax Reform Law allows for the immediate deduction of 100% of eligible property placed in-service after September 27, 2017, and before January 1, 2023. For certain property with longer production periods, the 100% bonus depreciation is extended through December 31, 2023.

Pursuant to Accounting Standards Codification (“ASC”) Topic 740-10, “Income Taxes,” ALJ recognized the effect of the Tax Reform Law on deferred tax assets and liabilities during the three months ended December 31, 2017.  As a result of the enacted reduction in the federal corporate income tax rate, ALJ recorded a one-time, non-cash increase to deferred income tax expense of $4.1 million to revalue ALJ’s net deferred tax asset.  The resulting $4.1 million decrease to ALJ’s net deferred tax asset was reasonably estimated, and based on the tax rates at which they are expected to reverse in the future.  ALJ will continue to analyze the provisions of the Tax Reform Law to assess the impact to ALJ’s consolidated financial statements.

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11. RELATED-PARTY TRANSACTIONS

Harland Clarke Holdings Corp. (“Harland Clarke”), a stockholder who owns ALJ shares in excess of five percent, is a counterparty to Faneuil in two contracts.  One contract provides call center services to support Harland Clarke’s banking-related products and renews annual every April. The other contract provides dispatch services for managed print operations and concluded September 30, 2017. Faneuil recognized revenue from Harland Clarke totaling $94,000 and $327,000 for the three months ended December 31, 2017 and 2016, respectively. The associated cost of revenue was $94,000 and $308,000 for the three months ended December 31, 2017 and 2016, respectively. All revenue from Harland Clarke contained similar terms and conditions as those found in other transactions of this nature entered into by ALJ and its subsidiaries.  Total accounts receivable from Harland Clarke was $94,000 and $106,000 at December 31, 2017 and September 30, 2017, respectively.

12. REPORTABLE SEGMENTS AND GEOGRAPHIC INFORMATION

Reportable Segments

As discussed in Note 1, ALJ has organized its business along three reportable segments (Faneuil, Carpets, and Phoenix), together with a corporate group for certain support services.  ALJ’s operating segments are aligned on the basis of products, services, and industry.  The Chief Operating Decision Maker (“CODM”) is ALJ’s Executive Chairman. The CODM manages the business, allocates resources to, and assesses the performance of each operating segment using information about its net revenue and segment adjusted EBITDA.  ALJ defines segment adjusted EBITDA as segment net income (loss) before interest expense, provision for income taxes, depreciation and amortization expense, stock-based compensation expense, restructuring expense, acquisition-related expense, loss (gain) on sales of assets, and other non-recurring items.  Such amounts are detailed in our segment reconciliation below. The accounting policies for segment reporting are the same as for ALJ as a whole.

The following tables present ALJ’s segment information for the three months ended December 31, 2017 and 2016 (in thousands):

	Three Months Ended December 31, 2017
	Faneuil	Carpets	Phoenix	ALJ	Total
Net revenue	$51,474	$16,650	$26,830	$—	$94,954

Segment adjusted EBITDA	$3,711	$(726)	$4,160	$(555)	$6,590
Interest expense					(2,660)
Provision for income taxes					(3,371)
Depreciation and amortization					(4,833)
Stock-based compensation					(293)
Restructuring expenses					(835)
Acquisition-related expenses					(123)
Gain on sales of assets					207
Net loss					$(5,318)

	Three Months Ended December 31, 2016
	Faneuil	Carpets	Phoenix	ALJ	Total
Net revenue	$38,051	$15,544	$24,022	$—	$77,617

Segment adjusted EBITDA	$3,761	$(47)	$4,348	$(834)	$7,228
Interest expense					(2,434)
Provision for income taxes					(60)
Depreciation and amortization					(3,961)
Stock-based compensation					(183)
Restructuring expenses					(31)
Loss on sales of assets					(8)
Net income					$551

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Geographic Information

Substantially all of the Company’s assets were located in the United States.  Substantially all of the Company’s revenue was earned in the United States.

13. SUBSEQUENT EVENT

ALJ issued 300,000 shares of common stock upon exercise of employee stock options at a weighted-average exercise price of $0.93 per share.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition and cash flows. MD&A is organized as follows:

•	Overview. Discussion of our business and overall analysis of financial and other highlights affecting us to provide context for the remainder of MD&A.
•	Results of Operations. An analysis of our financial results comparing the three months ended December 31, 2017 to the three months ended December 31, 2016.
•	Liquidity and Capital Resources. An analysis of changes in our cash flows and discussion of our financial condition and liquidity.
•	Contractual Obligations. Discussion of our contractual obligations as of December 31, 2017.
•	Off-Balance Sheet Arrangements. Discussion of our off-balance sheet arrangements as of December 31, 2017.
•

Critical Accounting Policies and Estimates.  This section provides a discussion of the significant estimates and judgments that affect the reported amounts of assets, liabilities, net revenue and expenses, and related disclosure of contingent assets and liabilities.

The following discussion should be read in conjunction with our consolidated financial statements and accompanying notes included in “Part I, Item 1 – Financial Statements.”  The following discussion contains a number of forward-looking statements that involve risks and uncertainties. Words such as "anticipates," "expects," "intends," "goals," "plans," "believes," "seeks," "estimates," "continues," "may," "will," "should," and variations of such words and similar expressions are intended to identify such forward-looking statements. Such statements are based on our current expectations and could be affected by the risk and uncertainties described in “Part II, Item 1A - “Risk Factors.”  Our actual results may differ materially.

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

We continue to see our business evolve as we execute our strategy of buying attractively-valued assets, such as the acquisition of the Printing Components Business by Phoenix on October 2, 2017, the acquisition of the customer management outsourcing business (“CMO Business”) by Faneuil on May 26, 2017, and the acquisition of Color Optics by Phoenix on July 18, 2016.  In analyzing the financial impact of any potential acquisition, we focus on earnings, operating margin, cash flow and return on invested capital targets. We hire successful and experienced management teams to run each of our operating companies and incentivize them to drive higher profits. We are focused on increasing our net revenue at each of our operating subsidiaries by investing in sales and marketing, expanding into new products and markets, and evaluating and executing on tuck-in acquisitions, while continually examining our cost structures to drive higher profits.

Results of Operations

Our results of operations are impacted by the timing of acquisitions, including the CMO Business by Faneuil on May 26, 2017, and   the Printing Components Business by Phoenix on October 2, 2017.

The following table sets forth certain condensed consolidated statements of operations data as a percentage of net revenue for each period as follows (in thousands, except per share amounts):

	Three Months Ended December 31, 2017		Three Months Ended December 31, 2016
		% of		% of
	Dollars	Net Revenue	Dollars	Net Revenue
Net revenue (1)
Faneuil	$51,474	54.2%	$38,051	49.0%
Carpets	16,650	17.5	15,544	20.0
Phoenix	26,830	28.3	24,022	31.0
Consolidated net revenue	94,954	100.0	77,617	100.0
Cost of revenue (2)
Faneuil	40,219	78.1	29,002	76.2
Carpets	13,803	82.9	13,247	85.2
Phoenix (3)	20,888	77.9	17,932	74.6
Consolidated cost of revenue	74,910	78.9	60,181	77.5
Selling, general and administrative expense (2)
Faneuil	7,544	14.7	5,288	13.9
Carpets	3,573	21.5	2,343	15.1
Phoenix	4,139	15.4	3,055	12.7
ALJ	848	—	1,018	—
Consolidated selling, general and administrative expense	16,104	17.0	11,704	15.1
Depreciation and amortization (2)
Faneuil	2,576	5.0	1,863	4.9
Carpets	219	1.3	175	1.1
Phoenix (4)	639	2.4	641	2.7
Consolidated depreciation and amortization expense	3,434	3.6	2,679	3.5
(Gain) loss on disposal of assets, net (2)
Phoenix	(207)	(0.8)	8	—
Consolidated (gain) loss on disposal of assets, net	(207)	(0.2)	8	—
Consolidated operating income	713	0.8	3,045	3.9
Interest expense (5)	(2,660)	(2.8)	(2,434)	(3.1)
Provision for income taxes (5)	(3,371)	(3.6)	(60)	(0.1)
Net (loss) income (5)	$(5,318)	(5.6)	$551	0.7
Basic (loss) earnings per share of common stock	$(0.14)		$0.02
Diluted (loss) earnings per share of common stock	$(0.14)		$0.02

(1)	Percentage is calculated as segment net revenue divided by consolidated net revenue.
(2)	Percentage is calculated as a percentage of the respective segment net revenue.
(3)	Includes depreciation expense of $1,399,000 and $1,282,000 for the three months ended December 31, 2017 and 2016, respectively.
(4)

Primarily amortization of intangible assets.  Total depreciation and amortization for Phoenix including depreciation expense captured in cost of revenue was $2,038,000 and $1,923,000 for the three months ended December 31, 2017 and 2016, respectively.

(5)	Percentage is calculated as a percentage of consolidated net revenue.

Net Revenue

	Three Months Ended December 31,
(in thousands)	2017	2016	$ Change	% Change
Faneuil	$51,474	$38,051	$13,423	35.3%
Carpets	16,650	15,544	1,106	7.1
Phoenix	26,830	24,022	2,808	11.7
Consolidated net revenue	$94,954	$77,617	$17,337	22.3%

Faneuil Net Revenue

Faneuil net revenue for the three months ended December 31, 2017 was $51.5 million, an increase of $13.4 million, or 35.3%, compared to net revenue of $38.1 million for the three months ended December 31, 2016.  The increase was mainly attributable to the CMO Business acquisition, which contributed $8.5 million.  The remaining increase was attributable to an increase from new and existing customers mostly in the healthcare industry, slightly offset by a decrease caused by the completion of existing customer contracts.

The following table reflects the amount of Faneuil’s backlog, which represents multi-year contract deliverables, by the fiscal year Faneuil expects to recognize such net revenue (in millions):

	As of December 31,
	2017	2016
Within one year	$97.8	$81.7
Between one year and two years	81.1	54.2
Between two years and three years	68.5	44.7
Between three years and four years	16.7	41.5
Thereafter	10.5	1.5
	$274.6	$223.6

The majority of the increase as of December 31, 2017 compared to December 31, 2016 was the result new contracts within the transportation and healthcare markets, and the CMO Business acquisition.

Carpets Net Revenue

Carpets net revenue for the three months ended December 31, 2017 was $16.7 million, an increase of $1.1 million, or 7.1%, compared to net revenue of $15.5 million for the three months ended December 31, 2016.  The increase was primarily attributable to higher volumes from sales of cabinet and granite products.

The following table reflects the amount of Carpets’ backlog, which represents multi-year contracts with contractors to build-out communities with typical terms of two to three years, by the fiscal year Carpets expects to recognize such net revenue (in millions):

	As of December 31,
	2017	2016
Within one year	$17.9	$37.2
Between one year and two years	25.1	30.1
Between two years and three years	7.8	12.1
Between three years and four years	1.5	2.8
	$52.3	$82.2

The decrease at December 31, 2017, compared to December 31, 2016, was a result of the fulfilment of contracts during the year ended December 31, 2017 for contracts in place at December 31, 2016.

Phoenix Net Revenue

Phoenix net revenue for the three months ended December 31, 2017 was $26.8 million, an increase of $2.8 million, or 11.7%, compared to net revenue of $24.0 million for the three months ended December 31, 2016.  The increase was a result of the acquisition of the Printing Component Business, which contributed net revenue of $4.5 million during the three months ended December 31, 2017.  This increase was offset by a decrease in revenue from the remaining business of $1.7 million during the three months ended December 31, 2017 compared to the three months ended December 31, 2016, due to lower volumes for books and components.

The following table reflects the amount of Phoenix’s backlog, which represents executed contracts that contain minimum volume commitments over multiple years for future product deliveries, by the fiscal year Phoenix expects to recognize such net revenue (in millions):

	As of December 31,
	2017	2016
Within one year	$71.6	$59.3
Between one year and two years	57.1	49.0
Between two years and three years	39.4	28.1
Between three years and four years	10.0	18.8
Thereafter	10.0	—
	$188.1	$155.2

The majority of the increase as of December 31, 2017 compared to December 31, 2016 was a result of the Printing Components Business acquisition, slightly offset by the fulfillment of orders during the year ended December 31, 2017 for contracts in place at December 31, 2016.

See “Part II, Item 1A. Risk Factors - Risks Related to our Business Generally and our Common Stock - We may not receive the full amounts estimated under the contracts in our backlog, which could reduce our net revenue in future periods below the levels anticipated. This makes backlog an uncertain indicator of future operating results.”

Cost of Revenue

	Three Months Ended December 31,
(in thousands)	2017	2016	$ Change	% Change
Faneuil	$40,219	$29,002	$11,217	38.7%
As a percentage of net revenue	78.1%	76.2%
Carpets	13,803	13,247	556	4.2
As a percentage of net revenue	82.9%	85.2%
Phoenix	20,888	17,932	2,956	16.5
As a percentage of net revenue	77.9%	74.6%
Consolidated cost of revenue	$74,910	$60,181	$14,729	24.5%

Faneuil Cost of Revenue

Faneuil cost of revenue for the three months ended December 31, 2017 was $40.2 million, an increase of $11.2 million, or 38.7%, compared to cost of revenue of $29.0 million for the three months ended December 31, 2016.  The absolute dollar increase in cost of revenue was a direct result of the increased net revenue.  During the three months ended December 31, 2017, as compared to the three months ended December 31, 2016, cost of revenue as a percentage of net revenue increased to 78.1% from 76.2% as a result of the integration of the CMO Business.

Carpets Cost of Revenue

Carpets cost of revenue for the three months ended December 31, 2017 was $13.8 million, an increase of $0.6 million, or 4.2%, compared to cost of revenue of $13.2 million for the three months ended December 31, 2016.  The absolute dollar increase in cost of revenue was a direct result of increased net revenue.  During the three months ended December 31, 2017, as compared to the three months ended December 31, 2016, cost of revenue as a percentage of net revenue decreased to 82.9% from 85.2% as a result of implementing operating efficiencies.

Phoenix Cost of Revenue

Phoenix cost of revenue for the three months ended December 31, 2017 was $20.9 million, an increase of $3.0 million, or 16.5% compared to cost of revenue of $17.9 million for the three months ended December 31, 2016.  The absolute dollar increase in cost of revenue was mainly attributable to increased net revenue associated with the aforementioned Printing Components Business acquisition.  During the three months ended December 31, 2017, as compared to the three months ended December 31, 2016, cost of revenue as a percentage of net revenue increased to 77.9% from 74.6% as a result of changes in product mix sold, and some duplicate expenses incurred with the Printing Components Business acquisition.  Phoenix experiences normal fluctuations to cost of revenue as a percentage of net revenue as a result of changes to the mix of products sold.

Selling, General and Administrative Expense

	Three Months Ended December 31,
(in thousands)	2017	2016	$ Change	% Change
Faneuil	$7,544	$5,288	$2,256	42.7%
Carpets	3,573	2,343	1,230	52.5
Phoenix	4,139	3,055	1,084	35.5
ALJ	848	1,018	(170)	(16.7)
Consolidated selling, general and administrative expense	$16,104	$11,704	$4,400	37.6%

Faneuil Selling, General and Administrative Expense

Faneuil selling, general and administrative expense for the three months ended December 31, 2017 was $7.5 million, an increase of $2.3 million, or 42.7%, compared to selling, general and administrative expense of $5.3 million for the three months ended December 31, 2016.  The increase was primarily attributable to the CMO Business acquisition, which added $1.5 million, and expenses to support existing customers, mostly in the healthcare industry as a result of open enrollment season, which added $1.6 million.  This increase was partially offset by reduced expenses of $0.8 million to onboard new customers and $0.1 million related to customer contracts that concluded.  During the three months ended December 31, 2017 compared to the three months ended December 31, 2016, selling, general and administrative expense as a percentage of net revenue increased to 14.7% from 13.9%.  Certain selling, general and administrative expenses do not fluctuate directly with net revenue.   As such, we expect selling, general and administrative expense as a percentage of net revenue to fluctuate.

Carpets Selling, General and Administrative Expense

Carpets selling, general and administrative expense was $3.6 million for the three months ended December 31, 2017, an increase of $1.2 million, or 52.5%, compared to selling, general and administrative expense of $2.3 million for the three months ended December 31, 2016.  The increase was primarily attributable to increased headcount to support growth in the cabinet and granite divisions, and to a lesser extent, increased legal fees to defend against legal claims.  Selling, general and administrative expense as a percentage of net revenue increased to 21.5% for the three months ended December 31, 2017 from 15.1% for the three months ended December 31, 2016 as a result of incurring additional expenses, which do not fluctuate with net revenue.

Phoenix Selling, General and Administrative Expense

Phoenix selling, general and administrative expense for the three months ended December 31, 2017 was $4.1 million, an increase of $1.1 million, or 35.5%, compared to selling, general and administrative expense of $3.1 million for the three months ended December 31, 2016.  The increase was mainly attributable to the Printing Component Business acquisition and restructuring expense incurred to consolidate manufacturing facilities of $0.8 million.  Selling, general and administrative expense as a percentage of net revenue increased to 15.4% for the three months ended December 31, 2017 from 12.7% for the three months ended December 31, 2016.  Certain selling, general and administrative expenses do not fluctuate directly with net revenue.  As such, we expect selling, general and administrative expense as a percentage of net revenue to fluctuate.

ALJ Selling, General and Administrative Expense

ALJ selling, general and administrative expense for the three months ended December 31, 2017 was $0.8 million, a decrease of $0.2 million, or 16.7%, compared to selling, general and administrative expense of $1.0 million for the three months ended December 31, 2016. The decrease was primarily attributable to allocating certain expenses, including accounting and tax preparation, to our subsidiaries to better align expenses with ALJ’s consolidated reporting structure.  Such decrease was somewhat offset by an increased compensation expense associated with the appointment of a new chief financial officer and an increase in non-cash stock-based compensation costs for key employees and board of directors.  We expect selling, general and administrative expense to fluctuate in the future as we comply with SEC reporting requirements and regulations, and allocate certain expenses to our subsidiaries.

Depreciation and Amortization

	Three Months Ended December 31,
(in thousands)	2017	2016	$ Change	% Change
Faneuil	$2,576	$1,863	$713	38.3%
Carpets	219	175	44	25.1
Phoenix	639	641	(2)	(0.3)
Consolidated depreciation and amortization expense	$3,434	$2,679	$755	28.2%

Faneuil Depreciation and Amortization

Faneuil depreciation and amortization expense for the three months ended December 31, 2017 was $2.6 million, an increase of $0.7 million, or 38.3%, compared to depreciation and amortization expense of $1.9 million for the three months ended December 31, 2016.  The increase was mainly attributable to the CMO Business acquisition, and to a lesser extent capital equipment purchased to support new and expanded contracts.  Because each Faneuil contract requires unique capital investment and infrastructure such as lease buildouts, Faneuil depreciation and amortization expense is impacted by the timing of new contracts and the completion of existing contracts.

Carpets Depreciation and Amortization

Carpets depreciation and amortization expense for both the three months ended December 31, 2017 and 2016 was $0.2 million.  The slight increase of less than $0.1 million, or 25.1%, was attributable to the installation of automation machinery to support the new granite and stone facility.

Phoenix Depreciation and Amortization

Phoenix depreciation and amortization expense consists primarily of amortization of acquisition-related intangible assets.  Depreciation and amortization expense remained relatively unchanged at $0.6 million for both the three months ended December 31, 2017 and December 31, 2016.

Interest Expense

Interest expense for the three months ended December 31, 2017 was $2.7 million, an increase of $0.2 million, or 9.3%, compared to interest expense of $2.4 million for the three months ended December 31, 2016.  The increase was primarily attributable to the $8.2 million increase to our line of credit to fund working capital requirements, and the $7.5 million increased borrowing on our term loan to acquire the Printing Components Business, partially offset by reduced interest resulting from quarterly principal payments.

Income Taxes

Our income tax provision was $3.4 million for the three months ended December 31, 2017 compared to less than $0.1 million for the three months ended December 31, 2016.  The increase during the three months ended December 31, 2017 compared to the three months ended December 31, 2016 was due to a one-time revaluation of deferred tax assets, which was the result of new tax reform legislation enacted on December 22, 2017 (the “Tax Reform Law”).  We recorded the provisional impacts of the Tax Reform Law as of December 31, 2017, based on our current knowledge, interpretation, and understanding of the Tax Reform Law and its impact to our business.  While we were able to make reasonable estimates of the impact of certain aspects of the Tax Reform Law, we may be affected by other aspects, including, but not limited to, the state tax effect of adjustments made to federal temporary differences, and the interest expense deduction limitation.

We will continue to assess the impact of the Tax Reform Law on our future taxes and our consolidated financial statements. Actual impacts could be materially different from current estimates.  See “Part I, Item 1. Financial Statements – Note 10. Income Taxes.”

Segment Adjusted EBITDA

Segment adjusted EBITDA is a financial measure used by our management and chief operating decision maker (“CODM”) to manage the business, allocate resources, and assesses the performance of each operating segments.  ALJ defines segment adjusted EBITDA as segment net income (loss) before interest expense, provision for income taxes, depreciation and amortization expense, stock-based compensation expense, restructuring expense, acquisition-related expense, loss (gain) on sales of assets, and other non-recurring items.

The following table summarizes our segment adjusted EBITDA for each period (in thousands):

	Three Months Ended December 31,
(in thousands)	2017	2016	$ Change	% Change
Faneuil	$3,711	$3,761	$(50)	(1.3)%
Carpets	(726)	(47)	(679)	NM
Phoenix	4,160	4,348	(188)	(4.3)
ALJ	(555)	(834)	279	(33.5)
Segment adjusted EBITDA	$6,590	$7,228	$(638)	(8.8)%

NM – Not Meaningful

Faneuil Segment Adjusted EBITDA

Faneuil segment adjusted EBITDA for both the three months ended December 31, 2017 and 2016 was basically flat at $3.7 million.  Higher expenses related to new technology, training and call handling for the new CMO Business offset the increased net revenue recognized from the new CMO Business contracts.

Carpets Segment Adjusted EBITDA

Carpets segment adjusted EBITDA for the three months ended December 31, 2017 was $(0.7) million compared to segment adjusted EBITDA of less than $(0.1) million for the three months ended December 31, 2016.   The three months ended December 31, 2017 was impacted by higher administrative personnel costs, homebuilder discounts, legal fees, bad debt expense, inventory reserves, and higher expenses associated with the granite business.

Phoenix Segment Adjusted EBITDA

Phoenix segment adjusted EBITDA was $4.2 million for the three months ended December 31, 2017, a decrease of $0.2 million, or 4.3%, compared to segment adjusted EBITDA of $4.4 million for the three months ended December 31, 2016.  The majority of the decrease was attributable to lower sales volumes for books and components.

ALJ Segment Adjusted EBITDA

ALJ segment adjusted EBITDA for the three months ended December 31, 2017 was $(0.6) million compared to segment adjusted EBITDA of $(0.8) million.   The three months ended December 31, 2017 was impacted by allocating certain expenses, including accounting and tax preparation, to our subsidiaries to better align expenses with ALJ’s consolidated reporting structure.  Such decrease was somewhat offset by an increased compensation expense associated with the appointment of a new chief financial officer.

Segment adjusted EBITDA is not considered a non-GAAP measure because we include segment adjusted EBITDA in our segment disclosures in accordance with the Accounting Standards Codification Topic 280 – Segment Reporting.  See “Part I, Item 1. Financial Statement – Note 12. Reportable Segments and Geographic Information.”  As such, we do not provide a reconciliation from net (loss) income to segment adjusted EBITDA.

Seasonality

Faneuil

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

Liquidity and Capital Resources

Historically, our principal sources of liquidity have been cash provided by operations and borrowings under various debt arrangements.  At December 31, 2017, our principal sources of liquidity included cash and cash equivalents of $2.0 million and an available borrowing capacity of $10.8 million on our line of credit.  Our principal uses of cash have been for acquisitions and to pay down debt.  We anticipate these uses will continue to be our principal uses of liquidity in the future.

Global financial and credit markets have been volatile in recent years, and future adverse conditions of these markets could negatively affect our ability to secure funds or raise capital at a reasonable cost or at all.  For additional discussion of our various debt arrangements see Contractual Obligations below.

In summary, our cash flows for each period were as follows (in thousands):

	Three Months Ended December 31,
	2017	2016
Cash (used for) provided by operating activities	$(3,692)	$8,309
Cash used for investing activities	(9,637)	(3,945)
Cash provided by (used for) financing activities	9,726	(5,208)
Change in cash and cash equivalents	$(3,603)	$(844)

We recognized net loss of $5.3 million for the three months ended December 31, 2017, used cash of $3.7 million for operating activities and $9.6 million for investing activities, offset by $9.7 million cash provided by financing activities.

We recognized net income of $0.6 million for the three months ended December 31, 2016 and generated cash from operating activities of $8.3 million, offset by cash used by investing activities of $3.9 million and financing activities of $5.2 million.

Operating Activities

Cash used for operations of $3.7 million during the three months ended December 31, 2017 was the result of our $5.3 million net loss, $8.6 million addback of net non-cash expenses, and $7.0 million of net cash used by changes in operating assets and liabilities.  The most significant components of net non-cash expenses were depreciation and amortization of $4.8 million, stock-based compensation of $0.3 million, amortization of non-cash interest expense of $0.3 million, and deferred income taxes of $3.3 million.  The most significant components of changes in operating assets and liabilities included accounts receivable of $6.2 million, prepaid expenses and other current assets of $2.0 million, and deferred revenue and customer deposits of $1.9 million, which used cash, offset by accrued expenses of $1.1 million and inventories of $1.0 million, which provided cash.

Cash provided by operations of $8.3 million during the three months ended December 31, 2016 was the result of our $0.6 million net income, $4.1 million addback of net non-cash expenses, and $3.6 million of net cash provided by changes in operating assets and liabilities.  The most significant components of net non-cash expenses were depreciation and amortization of $4.0 million, stock-based compensation of $0.2 million, and amortization of non-cash interest expense of $0.2 million, offset by deferred income tax benefit of $0.3 million.  The most significant components of changes in operating assets and liabilities included inventories of $1.3 million, collateral deposits of $1.3 million, accounts payable of $3.8 million, accrued expenses of $1.9 million, and other liabilities of $1.8 million which provided cash, and accounts receivable of $3.7 million, and other assets of $2.2 million, which used cash.  Our cash flow from operations was negatively impacted by one large past due account receivable due to Faneuil.  See “Part 2, Item 1 – Legal Proceedings.”

Investing Activities

For the three months ended December 31, 2017, our investing activities used $9.6 million, of which $9.0 million was for our Printing Components Business acquisition, and $1.0 million was to purchase capital equipment in the normal course of operations, offset by $0.3 million cash proceeds from the sale of assets.

For the three months ended December 31, 2016, our investing activities used $3.9 million of cash, of which $2.9 million was used to purchase equipment, software and leasehold improvements for Faneuil’s new and existing customers, and $1.0 million was used to purchase capital equipment in the normal course of operations.

Financing Activities

For the three months ended December 31, 2017, our financing activities provided $9.7 million of cash.  Proceeds from our line of credit provided $8.2 million, proceeds from our amended term loan provided $7.5 million (see further discussion at Contractual Obligations below), and the issuance of common stock provided $1.5 million. Proceeds from the amended term loan and issuance of common stock were used to fund our Printing Components Business acquisition discussed above.  Financing activities which used cash include $6.4 million to pay down our term loan, $0.7 million for capital lease payments, and $0.3 million for debt and stock issuance costs.

For the three months ended December 31, 2016, our financing activities used $5.2 million of cash, of which $4.5 million was used to pay down our  term loan, $0.4 million was used for payments on capital leases and $0.3 million was used for payments on financed insurance premiums.

Contractual Obligations

The following table summarizes our significant contractual obligations at December 31, 2017, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments due by Period
		Less Than	One – Three	Four – Five	More than Five
	Total	One Year	Years	Years	Years
Line of credit(1)	$13,662	$—	$13,662	$—	$—
Term loan payable(1)	92,091	9,188	82,903	—	—
Operating lease obligations	20,612	4,722	8,745	7,145	—
Capital lease obligations	9,305	3,575	4,697	1,033	—
Other long-term liabilities(2)	4,631	989	3,642	—	—
Total contractual cash obligations	$140,301	$18,474	$113,649	$8,178	$—

(1) In August 2015, ALJ entered into a financing agreement (“Financing Agreement”) with Cerberus Business Finance, LLC (“Cerberus”), to borrow $105.0 million in a term loan (“Cerberus Term Loan”) and have available up to $30.0 million in a revolving loan (“Cerberus/PNC Revolver”), collectively (“Cerberus Debt”).  ALJ has subsequently entered into three amendments to the Financing Agreement.  The Financing Agreement and three amendments are summarized below (in thousands):

Description	Use of Proceeds	Origination Date	Interest Rate *	Quarterly Payments	Balance at December 31, 2017
Term Loan:
Financing Agreement	Phoenix acquisition	August 2015	7.99% to 8.30%	$1,969	$76,766
First Amendment	Color Optics acquisition	July 2016	7.99% to 8.30%	187	8,280
Third Amendment	Printing Components Business acquisition	October 2017	7.99% to 8.30%	141	7,045
				$2,297	$92,091
Line of Credit:
Cerberus/PNC Revolver	Working Capital	August 2015	10.00% to 10.25%	$—	$8,162
Second Amendment	CMO Business acquisition	May 2017	7.99% to 8.30%	—	5,500
				$—	$13,662

*Range of annual interest rates accrued during the three months ended December 31, 2017.

Interest payments are due in arrears on the first day of each month.  Quarterly principal payments are due on the last day of each fiscal quarter.  Annual principal payments equal to 75% of ALJ’s excess cash flow (“ECF”), as defined in the Financing Agreement, are due upon delivery of the audited financial statements.  During the three months ended December 31, 2017, ALJ made an ECF payment of $4.1 million.  A final balloon payment is due at maturity, August 14, 2020.  There is a prepayment penalty equal to 1% if the Cerberus Term Loan is repaid prior to August 2018.  ALJ may make payments of up to $7.0 million against the loan with no penalty.

The Cerberus Debt is secured by substantially all the Company’s assets and imposes certain limitations on the Company, including its ability to incur debt, grant liens, initiate certain investments, declare dividends and dispose of assets.  The Cerberus Debt also requires ALJ to comply with certain debt covenants.  As of December 31, 2017, ALJ was in compliance with all debt covenants and had unused borrowing capacity of $10.8 million.

(2) Amounts represent future cash payments to satisfy our short- and long-term workers’ compensation reserve and other long-term liabilities recorded on our consolidated balance sheets.

Off-Balance Sheet Arrangements

As of December 31, 2017, we had two types of off-balance sheet arrangements.

Surety Bonds.  As part of Faneuil’s normal course of operations, certain customers require surety bonds guaranteeing the performance of a contract.  As of December 31, 2017, the face value of such surety bonds, which represents the maximum cash payments that Faneuil would have to make under certain circumstances of non-performance, was approximately $29.1 million.

Letter of Credit.  Faneuil had a letter of credit for $2.7 million as of December 31, 2017.

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

For a complete summary of our significant accounting policies, please refer to Note 2, “Summary of Significant Accounting Policies,” included with our audited financial statements and notes thereto for the years ended September 30, 2017 and 2016, filed with the Securities and Exchange Commission on December 19, 2017.  There were no material changes to significant accounting policies during the three months ended December 31, 2017.

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

Thornton v. ALJ Regional Holdings, Inc., et al.

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

In connection with its pending litigation matters (including the matters described above), management has estimated the range of possible loss, including fees and expenses, to be between $1.6 million and $2.4 million; however, as management has determined that no one estimate within the range is better than another, it has accrued $1.6 million as of December 31, 2017.

Other Litigation

We and our subsidiaries have been named in, and from time to time may become named in, various other lawsuits or threatened actions that are incidental to our ordinary business. Litigation is inherently unpredictable. Any claims against us, whether meritorious or not, could be time-consuming, cause us to incur costs and expenses, require significant amounts of management time and result in the diversion of significant operational resources. The results of these lawsuits and actions cannot be predicted with certainty. We concluded as of December 31, 2017 that the ultimate resolution of these matters will not have a material adverse effect on our business, consolidated financial position, results of operations or cash flows.

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

On March 23, 2010, President Obama signed the Affordable Care Act (the “Affordable Care Act”) into law, which has affected comprehensive health insurance reform, including the creation of health insurance exchanges, among other reforms. A portion of Faneuil’s healthcare business relates to providing services to health insurance exchanges in various states, and Faneuil believes that there may be significant opportunities for growth in this area.  President Trump has disclosed that a key initiative for his Presidency is to repeal or substantially change the Affordable Care Act. For example, the Tax Reform Law repealed the individual mandate imposed by the Affordable Care Act, which could lead to fewer enrollments in health care exchanges. It is unclear whether further changes that President Trump has planned to the Affordable Care Act will be enacted, or if enacted changes will affect Faneuil’s business.  Further significant changes to, or repeal of, the Affordable Care Act could materially and adversely affect that aspect of Faneuil’s business.

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

The diversion of resources and management’s attention to the integrations of the Printing Components Business and Color Optics could adversely affect Phoenix’s day-to-day business.

The integrations of the Printing Components Business and Color Optics may place a significant burden on Phoenix’s management and internal resources. The diversion of Phoenix management’s attention away from day-to-day business concerns and any difficulties encountered in the transition and integration process could adversely affect Phoenix’s financial results.

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

We, our officers, and our subsidiaries, are currently involved in, and from time to time may become involved in, legal proceedings or be subject to claims arising in the ordinary course of our business. Our subsidiaries Carpets and Faneuil have each been named in lawsuits incidental to its ordinary business, and have filed actions against third parties in connection with such lawsuits.  We have carefully analyzed our cases with our counsel, and we believe that we are not subject to any material risk of liability.  Nevertheless, litigation is inherently unpredictable, time-consuming and distracting to our management team, and the expenses of conducting litigation are not inconsequential.  Such distraction and expense may adversely affect the execution of our business plan and our ability to compete effectively in the marketplace.  For additional information, see “Part II. Item 1, Legal Proceedings.”

Changes in interest rates may increase our interest expense.

As of December 31, 2017, $105.8 million of our current borrowings under the Cerberus Term Loan, Cerberus/PNC Revolver, and potential future borrowings are, and may continue to be, at variable rates of interest, tied to LIBOR or the Prime Rate of interest, thus exposing us to interest rate risk.  If interest rates do increase, our debt service obligations on our variable rate indebtedness could increase even if the amount borrowed remained the same, resulting in a decrease in our net income. For example, if interest rates increased in the future by 100 basis points, based on our current borrowings as of December 31, 2017, we would incur approximately an additional $1.1 million per annum in interest expense.

We may not receive the full amounts estimated under the contracts in our backlog, which could reduce our revenue in future periods below the levels anticipated. This makes backlog an uncertain indicator of future operating results.

As of December 31, 2017, each of our subsidiaries had a significant backlog.  Our backlog is typically subject to large variations from quarter to quarter and comparisons of backlog from period to period are not necessarily indicative of future revenue. The contracts comprising our backlog may not result in actual revenue in any particular period or at all, and the actual revenue from such contracts may differ from our backlog estimates. The timing of receipt of revenue, if any, for projects included in backlog could change because many factors affect the scheduling of projects. In certain instances, customers may have the right to cancel, reduce or defer amounts that we have in our backlog, which could negatively affect our future revenue.  The failure to realize all amounts in our backlog could adversely affect our revenue and gross margins. As a result, our subsidiaries’ backlog as of any particular date may not be an accurate indicator of our future revenue or earnings.

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

If we undergo an ownership change for purposes of Section 382 as a result of future transactions involving our common stock, including purchases or sales of stock between 5% stockholders, our ability to use our NOLs and to recognize certain built-in losses would be subject to the limitations of Section 382. Depending on the resulting limitation, a significant portion of our NOLs could expire before we would be able to use them.  At the end of our last fiscal year, September 30, 2017, we had net operating loss carryforwards for federal income tax purposes of approximately $154.3 million that start expiring in 2022. Approximately $131.3 million of the carryforward expires in 2022. Our inability to utilize our NOLs would have a negative impact on our financial position and results of operations.

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

Changes in U.S. tax laws could have a material adverse effect on our business, cash flow, results of operations or financial conditions.

The Tax Reform Law contains many significant changes to the U.S. federal income tax laws, the full consequences of which have not yet been determined. As a result of the enacted reduction in the federal corporate income tax rate, we recorded a one-time, non-cash increase to deferred income tax expense of $4.1 million to revalue ALJ’s net deferred tax asset.  The one-time revaluation was based on our current knowledge, interpretation and understanding of the Tax Reform Law and its impact to our business. Other aspects of the Tax Reform Law, including, but not limited to the state tax effect of adjustments made to federal taxes and the interest expense deduction limitation may have additional material impacts on the value of our deferred tax assets, could result in significant one-time charges in the current or future taxable years, and could increase our future tax expense. The foregoing items could have a material adverse effect on our business, cash flow, results of operations or financial conditions.

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

Our executive officers and directors and their affiliated entities together beneficially own a majority of our outstanding common stock, and our Executive Chairman owns approximately 36.0% of our outstanding common stock as of December 31, 2017. As a result, these stockholders, if they act together or in a block, could have significant influence over most matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions, even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

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

We qualify as an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). We shall continue to be deemed an emerging growth company until the earliest of:

(a) the last day of the fiscal year in which we have total annual gross revenue of $1.07 billion or more;

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

Your share ownership may be diluted by the issuance of additional shares of our common or preferred stock or securities convertible into common or preferred stock in the future. As of December 31, 2017, a total of 1,914,000 shares of our common stock are issuable pursuant to outstanding options issued by us at a weighted-average exercise price of $3.11. It is probable that options to purchase our common stock will be exercised during their respective terms if the fair market value of our common stock exceeds the exercise price of the particular option. If the stock options are exercised, your share ownership will be diluted.  Additionally, options to purchase up to 1,370,000 shares of ALJ common stock are available for grant under our existing equity compensation plans as of December 31, 2017.

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

We have a stockholder rights plan designed to preserve the value of certain tax assets primarily associated with our NOLs and built-in losses under Section 382. At the end of our last fiscal year, September 30, 2017, we had approximately $154.3 million of NOLs. The use of such losses to offset federal income tax would be limited if we experience an “ownership change” under Section 382. This would occur if stockholders owning (or deemed under Section 382 to own) 5% or more of our stock by value increase their collective ownership of the aggregate amount of our stock by more than 50 percentage points over a defined period. The Rights Plan was adopted to reduce the likelihood of an “ownership change” occurring as defined by Section 382.

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

ALJ Regional Holdings, Inc.

Date: February 14, 2018
/s/ Jess Ravich
Jess Ravich
Executive Chairman
(Principal Executive Officer)

Date: February 14, 2018
/s/ Brian Hartman
Brian Hartman
Chief Financial Officer
(Principal Financial Officer)