Form 10-Q
period 2018-03-31
ALJ REGIONAL HOLDINGS INC
filed 2018-05-14
CIK 1438731

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2018

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

The number of shares of common stock, $0.01 par value per share, outstanding as of April 30, 2018 was 37,921,116.

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

ALJ REGIONAL HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2018

PART I.  FINANCIAL INFORMATION

Item 1 - Financial Statements

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31,	September 30,
	2018	2017
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,947	$5,630
Accounts receivable, net of allowance for doubtful accounts of $801 ($830 at September 30, 2017)	49,152	49,457
Inventories, net	8,695	9,376
Prepaid expenses and other current assets	5,467	5,783
Total current assets	66,261	70,246
Property and equipment, net	54,332	54,335
Goodwill	56,372	54,964
Intangible assets, net	45,123	43,179
Collateral deposits, less current portion	695	879
Other assets	3,417	4,474
Deferred tax asset, net	8,278	11,052
Total assets	$234,478	$239,129
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,635	$15,597
Accrued expenses	12,273	12,661
Income taxes payable	—	195
Deferred revenue and customer deposits	4,340	5,755
Current portion of term loan, net of deferred loan costs	8,251	11,848
Current portion of capital lease obligations	3,022	2,571
Current portion of workers’ compensation reserve	1,130	1,015
Other current liabilities	1,003	64
Total current liabilities	46,654	49,706
Line of credit, net of deferred loan costs	4,418	5,330
Term loan payable, less current portion, net of deferred loan costs	79,464	76,753
Deferred revenue, less current portion	2,343	3,111
Workers’ compensation reserve, less current portion	1,636	1,748
Capital lease obligations, less current portion	5,613	4,679
Other non-current liabilities	1,844	2,049
Total liabilities	141,972	143,376
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.01 par value; total authorized – 5,000,000 shares; 1,000,000 shares authorized for Series A; 550,000 shares authorized for Series B; none issued and outstanding as of March 31, 2018 and September 30, 2017	—	—
Common stock, $0.01 par value; authorized – 100,000,000 shares; 37,921,116 and 37,041,308 shares issued and outstanding at March 31, 2018 and September 30, 2017, respectively	379	371
Additional paid-in capital	278,881	276,478
Accumulated deficit	(186,754)	(181,096)
Total stockholders’ equity	92,506	95,753
Total liabilities and stockholders’ equity	$234,478	$239,129

See accompanying notes

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share amounts)

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
Net revenue	$95,105	$79,296	$190,059	$156,913
Costs and expenses:
Cost of revenue	74,239	61,007	149,149	121,188
Selling, general, and administrative expense	18,822	14,914	38,360	29,297
(Gain) loss on disposal of assets, net	(25)	4	(232)	12
Total operating expenses	93,036	75,925	187,277	150,497
Operating income	2,069	3,371	2,782	6,416
Other expense:
Interest expense, net	(2,793)	(2,284)	(5,453)	(4,718)
Total other expense	(2,793)	(2,284)	(5,453)	(4,718)
(Loss) income before income taxes	(724)	1,087	(2,671)	1,698
Benefit (provision) for income taxes	384	(695)	(2,987)	(755)
Net (loss) income	$(340)	$392	$(5,658)	$943
Basic (loss) earnings per share of common stock	$(0.01)	$0.01	$(0.15)	$0.03
Diluted (loss) earnings per share of common stock	$(0.01)	$0.01	$(0.15)	$0.03
Weighted average shares of common stock outstanding:
Basic	37,911	34,575	37,742	34,575
Diluted	37,911	35,644	37,742	35,671

See accompanying notes

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Six Months Ended March 31,
	2018	2017
Operating activities
Net (loss) income	$(5,658)	$943
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Depreciation and amortization - cost of revenue	2,794	2,623
Depreciation and amortization - selling, general and administrative expense	6,889	5,391
Stock-based compensation expense	563	357
Provision for bad debts	225	39
Deferred income taxes	2,774	189
(Gain) loss on disposal of assets, net	(232)	12
Amortization of deferred loan costs	691	506
Changes in operating assets and liabilities:
Accounts receivable, net	80	(2,211)
Inventories, net	2,187	199
Collateral deposits	184	1,300
Prepaid expenses and other current assets	578	(606)
Other assets	1,057	(272)
Accounts payable	1,038	(63)
Accrued expenses	(403)	80
Income tax payable	(195)	123
Deferred revenue and customer deposits	(2,183)	351
Other current liabilities	54	(643)
Other liabilities	(317)	1,636
Cash provided by operating activities	10,126	9,954
Investing activities
Acquisitions, net of cash acquired	(9,000)	—
Proceeds from sales of assets	383	148
Capital expenditures	(2,067)	(6,005)
Cash used for investing activities	(10,684)	(5,857)
Financing activities
Net (payments) proceeds on line of credit	(1,000)	179
Payments on term loan	(8,723)	(6,638)
Proceeds from term loan	7,500	—
Proceeds from issuance of common stock	1,500	—
Proceeds from stock option exercise	278	—
Debt and common stock issuance costs	(332)	—
Payments on financed insurance premiums	—	(678)
Payments on capital leases	(1,348)	(1,080)
Cash used for financing activities	(2,125)	(8,217)
Change in cash and cash equivalents	(2,683)	(4,120)
Cash and cash equivalents at beginning of period	5,630	5,279
Cash and cash equivalents at end of period	$2,947	$1,159
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Taxes	$714	$444
Interest	$4,596	$4,225
Non-cash investing and financing activities:
Capital equipment purchases financed with capital leases	$2,734	$2,532
Financed insurance premiums	$—	$866

See accompanying notes

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BASIS OF PRESENTATION

Organization

ALJ Regional Holdings, Inc. (including subsidiaries, referred to collectively in this Report as “ALJ,” the “Company” or “we”) is a holding company.  ALJ’s primary assets as of March 31, 2018, were all of the outstanding capital stock of the following companies:

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

The Company has made estimates and judgments affecting the amounts reported in its condensed consolidated financial statements and the accompanying notes.  Significant estimates and assumptions by management are used for, but are not limited to, determining the fair value of assets and liabilities, including intangible assets acquired and allocation of acquisition purchase prices, estimated useful lives, recoverability of long-lived and intangible assets, the recoverability of goodwill, the realizability of deferred tax assets, stock-based compensation, the likelihood of material loss as a result of loss contingencies, customer lives, the allowance for doubtful accounts and inventory reserves, and calculation of insurance reserves.  Actual results may differ materially from estimates. The interim financial information is unaudited but reflects all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly ALJ’s results of operations and financial position for the interim period.  The results of operations for the three and six months ended March 31, 2018, are not necessarily indicative of the results expected for future quarters or the full year.

For a complete summary of ALJ’s significant accounting policies, please refer to Note 2, “Summary of Significant Accounting Policies,” included with ALJ’s audited financial statements and notes thereto for the years ended September 30, 2017 and 2016, filed with the Securities and Exchange Commission on December 19, 2017.  There were no material changes to significant accounting policies during the six months ended March 31, 2018.

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

As the new standard will supersede substantially all existing revenue guidance, it could impact the timing of ALJ’s revenue and cost of revenue recognition across all business segments. ALJ has formed a project team and has engaged an outside revenue recognition consultant who has completed a revenue recognition adoption roadmap that includes three phases.  Phase I is the identification, documentation, and preliminary analysis of how ALJ currently accounts for revenue transactions compared to the revenue accounting required under the new standard.  Phase I is expected to be completed in mid-2018.  Phase II, which overlaps with Phase I and was started in January 2018, includes a more detailed analysis, including the development of revenue recognition models, data analysis, analyzing implementation options, and finalizing a transition method.  Phase II is expected to be completed in late-2018.  Phase III includes identification of system requirements, changes to internal controls and business processes, and final implementation.  Phase III is expected to be completed in mid-2019.  Because of the nature of the work that remains, at this time we are unable to reasonably estimate the impact of adoption on our consolidated financial statements.  ALJ’s evaluation of the financial impact and related disclosure of the new standard will likely extend over several future reporting periods.

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

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3. ACQUISITIONS

Printing Components Business

On October 2, 2017 (the “Printing Components Business Purchase Date”), Phoenix acquired certain assets and assumed certain liabilities from LSC Communications, Inc. (“LSC”) and Moore-Langen Printing Company, Inc. related to its printing and manufacturing services division in Terre Haute, Indiana. Such assets and liabilities are referred to hereinafter as the “Printing Components Business.”  Total purchase price was $10.0 million in cash, subject to customary net working capital adjustments.  Phoenix withheld $1.0 million from the consideration paid at closing, which will be paid on October 2, 2018.

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

The following schedule reflects the estimated fair value of assets acquired and liabilities assumed on the Printing Components Business Purchase Date and the purchase price details (in thousands):

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

During the three and six months ended March 31, 2018, the Printing Components Business recorded $3.6 million and $8.1 million of net revenue, respectively.  Because the Printing Components Business was closely aligned with Phoenix’s existing business, including the overlap of customers, its operations were immediately integrated into Phoenix’s operations, and financial metrics other than net revenue were not separately tracked.

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

During the three and six months ended March 31, 2018, the Company incurred $0 and $123,000, respectively, of acquisition-related costs in connection with the Printing Components Business acquisition, which were expensed to selling, general and administrative expense.

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

The following schedule reflects the fair value of assets acquired and liabilities assumed on the CMO Business Purchase Date and the purchase price details (in thousands):

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

During the three and six months ended March 31, 2018, the CMO Business recorded $8.4 and $17.0 million of net revenue, respectively.  Because the CMO Business has been integrated into Faneuil’s operations, financial metrics other than net revenue were not separately tracked.

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

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Faneuil.  The percentage of Faneuil net revenue derived from its significant customers was as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
Customer A	14.8%	19.3%	14.5%	18.8%
Customer B	12.3	16.4	13.3	16.1
Customer C	10.3	**	**	**
Customer D	**	12.8	**	12.0

**	Less than 10% of Faneuil net revenue.

Trade receivables from these customers totaled $9.3 million on March 31, 2018.  As of March 31, 2018, all Faneuil accounts receivable were unsecured.  The risk with respect to accounts receivable is mitigated by credit evaluations performed on customers and the short duration of payment terms extended to customers.

Carpets.  The percentage of Carpets net revenue derived from its significant customers was as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
Customer A	29.9%	26.3%	28.4%	27.3%
Customer B	21.2	33.5	23.0	31.0
Customer C	17.3	18.6	20.9	17.4

Trade receivables from these customers totaled $3.5 million on March 31, 2018.  As of March 31, 2018, all Carpets accounts receivable were unsecured.  The risk with respect to accounts receivable is mitigated by credit evaluations performed on customers and the short duration of payment terms extended to customers.

Phoenix.  The percentage of Phoenix net revenue derived from its significant customers was as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
Customer A	21.1%	20.0%	18.7%	20.5%
Customer B	15.9	**	17.3	**
Customer C	11.0	14.2	**	**
Customer D	**	12.4	10.1	11.1

**	Less than 10% of Phoenix net revenue.

Trade receivables from these customers totaled $4.7 million on March 31, 2018.  As of March 31, 2018, all Phoenix accounts receivable were unsecured.  The risk with respect to accounts receivable is mitigated by credit evaluations performed on customers and the short duration of payment terms extended to customers.

Supplier Risk

ALJ did not have any suppliers that represented more than 10% of consolidated inventory purchases.  However, two of ALJ’s segments had suppliers that represented more than 10% of their respective inventory purchases, as described below.

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Carpets.  The percentage of Carpets inventory purchases from its significant suppliers was as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
Supplier A	23.5%	28.0%	22.9%	27.5%
Supplier B	16.6	21.9	18.0	20.8
Supplier C	14.0	10.9	13.7	10.9
Supplier D	**	11.3	**	**

**	Less than 10% of Carpets inventory purchases.

If these suppliers were unable to provide materials on a timely basis, Carpets management believes alternative suppliers could provide the required materials with minimal disruption to the business.

Phoenix.  The percentage of Phoenix inventory purchases from its significant suppliers was as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
Supplier A	30.7%	30.6%	30.1%	26.4%
Supplier B	**	**	10.8	**

If these suppliers were unable to provide materials on a timely basis, Phoenix management believes alternative suppliers could provide the required supplies with minimal disruption to the business.

5. COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

Accounts Receivable, Net

The following table summarizes accounts receivable at the end of each reporting period (in thousands):

	March 31,	September 30,
	2018	2017
Accounts receivable	$45,835	$47,216
Unbilled receivables	4,118	3,071
Accounts receivable	49,953	50,287
Less: Allowance for doubtful accounts	(801)	(830)
Accounts receivable, net	$49,152	$49,457

Inventories, Net

The following table summarizes inventories at the end of each reporting period (in thousands):

	March 31,	September 30,
	2018	2017
Raw materials	$3,745	$3,127
Semi-finished goods/work in process	2,414	4,064
Finished goods	2,782	2,378
Inventories	8,941	9,569
Less: Allowance for obsolete inventory	(246)	(193)
Inventories, net	$8,695	$9,376

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Property and Equipment

The following table summarizes property and equipment at the end of each reporting period (in thousands):

	March 31,	September 30,
	2018	2017
Machinery and equipment	$24,812	$22,753
Building and improvements	16,323	15,593
Software	15,199	12,276
Computer and office equipment	10,718	10,344
Land	9,267	9,167
Leasehold improvements	9,341	8,997
Furniture and fixtures	3,607	3,595
Vehicles	306	229
Construction in process	211	136
Property and equipment	89,784	83,090
Less: Accumulated depreciation and amortization	(35,452)	(28,755)
Property and equipment, net	$54,332	$54,335

Property and equipment depreciation and amortization expense, including amounts related to capitalized leased assets, was $3,475,000 and $3,044,000 for the three months ended March 31, 2018 and 2017, respectively, and $6,927,000 and $5,997,000 for the six months ended March 31, 2018 and 2017, respectively.

Goodwill

The following table summarizes goodwill by reportable segment at the end of each reporting period (in thousands):

	March 31,	September 30,
	2018	2017
Faneuil	$21,276	$21,276
Carpets	2,555	2,555
Phoenix	32,541	31,133
Goodwill	$56,372	$54,964

Intangible Assets

The following table summarizes identified intangible assets at the end of each reporting period (in thousands):

	March 31, 2018			September 30, 2017
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer relationships	$34,400	$(8,888)	$25,512	$34,400	$(7,446)	$26,954
Trade names	10,760	(1,358)	9,402	10,760	(1,143)	9,617
Supply agreements/contract backlog	10,358	(1,128)	9,230	5,658	(420)	5,238
Non-compete agreements	3,030	(2,201)	829	3,030	(1,858)	1,172
Internal software	580	(430)	150	580	(382)	198
Totals	$59,128	$(14,005)	$45,123	$54,428	$(11,249)	$43,179

Intangible asset amortization expense was $1,375,000 and $1,009,000 for the three months ended March 31, 2018 and 2017, respectively, and $2,756,000 and $2,017,000 for the six months ended March 31, 2018 and 2017, respectively.

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents expected future amortization expense for the remainder of fiscal 2018 and yearly thereafter (in thousands):

Estimated Future Amortization
Remainder of Fiscal 2018	$2,723
Fiscal 2019	5,099
Fiscal 2020	4,800
Fiscal 2021	4,485
Fiscal 2022	4,067
Thereafter	23,949
Total	$45,123

Debt

The following table summarizes ALJ’s line of credit, and current and noncurrent term loan payables at the end of each reporting period (in thousands):

	March 31,	September 30,
	2018	2017
Line of credit:
Line of credit	$4,500	$5,500
Less: deferred loan costs	(82)	(170)
Line of credit, net of deferred loan costs	$4,418	$5,330
Current portion of term loan:
Current portion of term loan	$9,187	$12,764
Less: deferred loan costs	(936)	(916)
Current portion of term loan, net of deferred loan costs	$8,251	$11,848
Term loan payable, less current portion:
Term loan payable, less current portion	$80,608	$78,254
Less: deferred loan costs	(1,144)	(1,501)
Term loan payable, less current portion, net of deferred loan costs	$79,464	$76,753

Accrued Expenses

The following table summarizes accrued expenses at the end of each reporting period (in thousands):

	March 31,	September 30,
	2018	2017
Accrued compensation and related taxes	$7,905	$7,370
Legal and other	1,260	1,466
Rebates payable	1,062	2,014
Interest payable	817	651
Medical and benefit-related payables	454	431
Accrued board of director fees	390	370
Deferred rent	194	208
Sales tax payable	191	151
Accrued expenses	$12,273	$12,661

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

Carpets.  Carpets maintains a fully insured plan for workers’ compensation claims.

Phoenix. Phoenix maintains a fully insured plan for workers’ compensation claims.

6. (LOSS) EARNINGS PER SHARE

ALJ computed basic and diluted (loss) earnings per common share for each period as follows (in thousands, except per share amounts):

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
Net (loss) income	$(340)	$392	$(5,658)	$943
Weighted average shares of common stock outstanding - basic	37,911	34,575	37,742	34,575
Potentially dilutive effect of options to purchase common stock	—	1,069	—	1,096
Weighted average shares of common stock outstanding – diluted	37,911	35,644	37,742	35,671
Basic (loss) earnings per share of common stock	$(0.01)	$0.01	$(0.15)	$0.03
Diluted (loss) earnings per share of common stock	$(0.01)	$0.01	$(0.15)	$0.03

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

Stock options to purchase 1,614,000 shares of common stock were not considered in calculating ALJ’s diluted earnings per common share for the three and six months ended March 31, 2018 as their effect would be anti-dilutive.

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

Description	Use of Proceeds	Origination Date	Interest Rate *	Quarterly Payments	Balance at March 31, 2018
Term Loan:
Financing Agreement	Phoenix acquisition	August 2015	7.99% to 8.63%	$1,969	$74,798
First Amendment	Color Optics acquisition	July 2016	7.99% to 8.63%	187	8,093
Third Amendment	Printing Components Business acquisition	October 2017	7.99% to 8.63%	141	6,904
			Totals	$2,297	$89,795
Line of Credit:
Cerberus/PNC Revolver	Working capital	August 2015	10.00% to 10.50%	$—	$—
Second Amendment	CMO Business acquisition	May 2017	7.99% to 8.63%	—	4,500
			Totals	$—	$4,500

*	Range of annual interest rates accrued during the six months ended March 31, 2018.

Interest payments are due in arrears on the first day of each month.  Quarterly principal payments are due on the last day of each fiscal quarter.  Annual principal payments equal to 75% of ALJ’s excess cash flow (“ECF”), as defined in the Financing Agreement, are due upon delivery of the audited financial statements.  During December 2017, ALJ made an ECF payment of $4.1 million.  A final balloon payment is due at maturity, August 14, 2020.  There is a prepayment penalty equal to 1% if the Cerberus Term Loan is repaid prior to August 2018.  ALJ may make payments of up to $7.0 million against the loan with no penalty.

The Cerberus Debt is secured by substantially all the Company’s assets and imposes certain limitations on the Company, including its ability to incur debt, grant liens, initiate certain investments, declare dividends and dispose of assets.  The Cerberus Debt also requires ALJ to comply with certain debt covenants.  As of March 31, 2018, ALJ was in compliance with all debt covenants and had unused borrowing capacity of $19.1 million.

Deferred Loan Costs

During the six months ended March 31, 2018, in connection with the Third Amendment, ALJ paid legal and other fees totaling $0.3 million, which were deferred and are being amortized to interest expense over the life of the debt.

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

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Cerberus Debt Estimated Future Minimum Payments

Estimated future minimum payments are as follows (in thousands):

Year Ending March 31,	Future Minimum Payments
2019	$9,187
2020	9,187
2021*	75,921
Total	$94,295

*	The majority of this amount is the final balloon payment due at maturity, August 14, 2020.

Capital Lease Obligations

Faneuil and Phoenix lease equipment under non-cancelable capital leases. As of March 31, 2018, future minimum payments under non-cancelable capital leases with initial or remaining terms of one year or more are as follows (in thousands):

Year Ending March 31,	Estimated Future Payments
2019	$3,265
2020	2,514
2021	1,952
2022	536
2023	536
Thereafter	435
Total minimum required payments	9,238
Less: current portion of capital lease obligations	(3,022)
Less: imputed interest	(603)
Capital lease obligations, less current portion	$5,613

8. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases real estate, equipment, and vehicles under noncancellable operating leases. As of March 31, 2018, future minimum rental commitments under noncancellable leases were as follows (in thousands):

Year Ending March 31,	Future Minimum Lease Payments
2019	$5,035
2020	4,208
2021	3,051
2022	2,016
2023	1,452
Thereafter	8,845
Total	$24,607

Employment Agreements

ALJ maintains employment agreements with certain key executive officers that provide for a base salary and annual bonus to be determined by the Board of Directors.  The agreements also provide for termination payments, which includes base salary and performance bonus, stock options, non-competition provisions, and other terms and conditions of employment.  As of March 31, 2018, termination payments related to base salary totaled $1.3 million.

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Surety Bonds

As part of Faneuil’s normal course of operations, certain customers require surety bonds guaranteeing the performance of a contract.  As of March 31, 2018, the face value of such surety bonds, which represents the maximum cash payments that Faneuil’s surety would be obligated to pay under certain circumstances of non-performance, was $29.1 million.  To date, Faneuil’s surety has not made any non-performance payments.

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

On October 14, 2016, 3M filed its answer and counterclaim against Faneuil.  In its counterclaim, 3M seeks recovery in excess of $10.0 million based on three claims:  breach of contract/indemnification, breach of the implied covenant of good faith and fair dealing, and unjust enrichment.  3M’s counterclaim alleges it incurred approximately $3.2 million in damages payable to ERC as a result of Faneuil’s conduct and seeks indemnification of an additional $10.0 million in damages incurred as a result of continued performance under its contract with ERC.

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

The matter was tried in a bench trial from April 30, 2018 through May 2, 2018.  The parties presented findings of fact, conclusions of law and final arguments to the court on May 8, 2018.  As of the date of this filing, the court had not issued a final ruling.  Faneuil believes the facts support its claims that the disputed services should be paid and that 3M’s counterclaims are without merit.  Although litigation is inherently unpredictable, Faneuil remains confident in its ability to collect all of its outstanding receivables from 3M.

McNeil, et al. v. Faneuil, Inc.

Tammy McNeil, a former Faneuil call center employee, filed a Fair Labor Standards Act collective action case against Faneuil in federal court in Newport News, Virginia in 2015.  The class action asserted various timekeeping and overtime violations, which Faneuil denied.  On June 6, 2017, the case was settled by the parties as part of a court-ordered mediation, for $0.3 million in damages, plus plaintiff’s attorney fees.  Because the parties could not agree on the dollar amount of plaintiff’s attorney fees, both parties agreed to allow the court to determine the amount.  The court awarded $0.7 million in attorney’s fees and overruled Faneuil’s objections to the recommendation of the magistrate judge relating to that amount.  Neither party appealed the decision.

Marshall v. Faneuil, Inc.

On July 31, 2017, plaintiff Donna Marshall (“Marshall”), filed a proposed class action lawsuit in the Superior Court of the State of California for the County of Sacramento against Faneuil and ALJ. Marshall, a previously terminated Faneuil employee, alleges various California state law employment-related claims against Faneuil.  Faneuil has answered the complaint and removed the matter to the United States District Court for the Eastern District of California; however, Marshall filed a motion to remand the case back to state court. The motion to remand has been fully briefed and argued and remains pending before the court.  The case is in an early stage and the parties have not begun substantive discovery at this time. Faneuil believes this action is without merit and intends to defend it vigorously.

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Trax and Cilley, et al. v. Faneuil Inc., et al.

On February 23, 2018, plaintiffs Trax and Cilley filed a proposed class action against Faneuil and one of its clients, the Transportation Corridor Agencies, in the United States District Court for the Southern District of California.  The plaintiffs allege claims for violations of the Fair Debt Collection Practices Act, the state law corollary and California’s unfair competition law.  Plaintiffs’ claims arise out of collections-related activity that Faneuil does not perform under its contract with the Transportation Corridor Agencies. Faneuil therefore believes the case is entirely without merit and intends to defend it vigorously.  Faneuil has filed a motion to dismiss which will be heard by the court in June.

In connection with its pending litigation matters (including the matters described above), management has estimated the range of possible loss, including fees and expenses, to be between $1.6 million and $2.4 million; however, as management has determined that no one estimate within the range is better than another, it has accrued $1.6 million as of March 31, 2018.

Other Litigation

We and our subsidiaries have been named in, and from time to time may become named in, various other lawsuits or threatened actions that are incidental to our ordinary business. Litigation is inherently unpredictable. Any claims against us, whether meritorious or not, could be time-consuming, cause us to incur costs and expenses, require significant amounts of management time and result in the diversion of significant operational resources. The results of these lawsuits and actions cannot be predicted with certainty. We concluded as of March 31, 2018 that the ultimate resolution of these matters will not have a material adverse effect on our business, consolidated financial position, results of operations or cash flows.

9. EQUITY

Common Stock Activity during the Six Months Ended March 31, 2018

ALJ’s common stock activity for the six months ended March 31, 2018 consisted of the following:

•	Sold 477,706 shares of common stock, at $3.14 per share, to two unaffiliated shareholders in connection with financing the Moore-Langen acquisition (Note 3).
•	Issued 102,102 shares of common stock to members of ALJ’s Board of Directors as compensation for the period from July 1, 2016 to June 30, 2017. See “Common Stock Awards” below for further discussion.
•	Issued 300,000 shares of common stock upon exercise of options at a weighted-average exercise price of $0.93 per share.

Common Stock Activity during the Six Months Ended March 31, 2017

ALJ did not have any common stock activity during the six months ended March 31, 2017.

Equity Incentive Plans

ALJ’s equity incentive plans are broad-based, long-term programs intended to attract and retain talented employees and align stockholder and employee interests.

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Stock-Based Compensation.

The following table sets forth the total stock-based compensation expense included in ALJ’s Statements of Operations (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
Stock options	$167	$89	$358	$187
Common stock awards	103	85	205	170
Total stock-based compensation expense	$270	$174	$563	$357

At March 31, 2018, ALJ had approximately $0.8 million of total unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of approximately 1.9 years.

Stock Option Awards.   ALJ granted an option to purchase 10,000 shares of ALJ common stock with a total estimated fair value of approximately $15,000 during the six months ended March 31, 2018.  ALJ estimated the fair value of the option on the grant date using the Black-Scholes valuation model under the following assumptions:  weighted average expected option life of 6.0 years, weighted average expected volatility of 48.4%, expected dividend yield of 0%, and weighted average risk free interest rate of 2.1%.  ALJ did not grant any stock option awards during the six months ended March 31, 2017.

The “intrinsic value” of options is the excess of the value of ALJ stock over the exercise price of such options.  The total intrinsic value of options outstanding (of which all are vested or expected to vest) was approximately $0.1 million at March 31, 2018.

Common Stock Awards.

Members of ALJ’s Board of Directors receive a director compensation package that includes an annual common stock award.  In connection with such awards, ALJ recorded stock-based compensation expense of $103,000 and $85,000 during the three months ended March 31, 2018 and 2017, respectively, and $205,000 and $170,000 during the six months ended March 31, 2018 and 2017, respectively.

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

Interest Expense Limitation.  Effective January 1, 2018, the Tax Reform Law disallows the deduction for interest expense in excess of 30% of “adjusted taxable income” as defined by the IRC.

Bonus Depreciation.  The Tax Reform Law allows for the immediate deduction of 100% of eligible property placed in-service after September 27, 2017, and before January 1, 2023. For certain property with longer production periods, the 100% bonus depreciation is extended through December 31, 2023.

Pursuant to Accounting Standards Codification (“ASC”) Topic 740-10, “Income Taxes,” ALJ recognized the effect of the Tax Reform Law on deferred tax assets and liabilities during its first fiscal quarter of 2018, which ended December 31, 2017.  As a result of the enacted reduction in the federal corporate income tax rate, ALJ recorded a one-time, non-cash increase to deferred income tax expense of $4.1 million to revalue ALJ’s net deferred tax asset.  The resulting $4.1 million decrease to ALJ’s net deferred tax asset was reasonably estimated, and based on the tax rates at which they are expected to reverse in the future.  ALJ will continue to analyze the provisions of the Tax Reform Law to assess the impact to ALJ’s consolidated financial statements.

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11. RELATED-PARTY TRANSACTIONS

Harland Clarke Holdings Corp. (“Harland Clarke”), a stockholder who owns ALJ shares in excess of five percent, is a counterparty to Faneuil in two contracts.  One contract provides call center services to support Harland Clarke’s banking-related products and renews annually every April. The other contract provides dispatch services for managed print operations and concluded September 30, 2017.  Faneuil recognized revenue from Harland Clarke totaling $81,000 and $175,000 for the three and six months ended March 31, 2018, respectively, and $272,000 and $599,000 for the three and six months ended March 31, 2017, respectively. The associated cost of revenue was $83,000 and $177,000 for the three and six months ended March 31, 2018, respectively, and $256,000 and $564,000 for the three and six months ended March 31, 2017, respectively.  All revenue from Harland Clarke contained similar terms and conditions as those found in other transactions of this nature entered into by ALJ and its subsidiaries.  Total accounts receivable from Harland Clarke was $55,000 and $106,000 at March 31, 2018 and September 30, 2017, respectively.

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

The following tables present ALJ’s segment information for the three and six months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31, 2018
	Faneuil	Carpets	Phoenix	ALJ	Total
Net revenue	$47,953	$18,691	$28,461	$—	$95,105

Segment adjusted EBITDA	$2,915	$(240)	$5,459	$(540)	$7,594
Interest expense					(2,793)
Provision for income taxes					384
Depreciation and amortization					(4,850)
Stock-based compensation					(270)
Restructuring expenses					(430)
Gain on sales of assets					25
Net loss					$(340)

	Six Months Ended March 31, 2018
	Faneuil	Carpets	Phoenix	ALJ	Total
Net revenue	$99,427	$35,341	$55,291	$—	$190,059

Segment adjusted EBITDA	$6,625	$(966)	$9,619	$(1,096)	$14,182
Interest expense					(5,453)
Provision for income taxes					(2,987)
Depreciation and amortization					(9,683)
Stock-based compensation					(563)
Restructuring expenses					(1,263)
Acquisition-related expenses					(123)
Gain on sales of assets					232
Net loss					$(5,658)

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended March 31, 2017
	Faneuil	Carpets	Phoenix	ALJ	Total
Net revenue	$36,722	$17,905	$24,669	$—	$79,296

Segment adjusted EBITDA	$2,929	$261	$4,863	$(390)	$7,663
Interest expense					(2,284)
Provision for income taxes					(695)
Depreciation and amortization					(4,053)
Stock-based compensation					(174)
Restructuring expenses					(61)
Loss on sales of assets					(4)
Net income					$392

	Six Months Ended March 31, 2017
	Faneuil	Carpets	Phoenix	ALJ	Total
Net revenue	$74,773	$33,449	$48,691	$—	$156,913

Segment adjusted EBITDA	$6,690	$215	$9,211	$(1,224)	$14,892
Interest expense					(4,718)
Provision for income taxes					(755)
Depreciation and amortization					(8,014)
Stock-based compensation					(357)
Restructuring expenses					(93)
Loss on sales of assets					(12)
Net income					$943

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
•

Results of Operations. An analysis comparing our financial results for the three months ended March 31, 2018 to the three months ended March 31, 2017, and the six months ended March 31, 2018 to the six months ended March 31, 2017.

•

Liquidity and Capital Resources. An analysis comparing our cash flows for the six months ended March 31, 2018 to the six months ended March 31, 2017, and discussion of our financial condition and liquidity.

•	Contractual Obligations. Discussion of contractual obligations as of March 31, 2018.
•	Off-Balance Sheet Arrangements. Discussion of off-balance sheet arrangements as of March 31, 2018.
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

We continue to see our business evolve as we execute our strategy of buying attractively-valued assets, such as the acquisition of the Printing Components Business by Phoenix on October 2, 2017, the acquisition of the CMO Business by Faneuil on May 26, 2017, and the acquisition of Color Optics by Phoenix on July 18, 2016.  In analyzing the financial impact of any potential acquisition, we focus on earnings, operating margin, cash flow and return on invested capital targets. We hire successful and experienced management teams to run each of our operating companies and incentivize them to drive higher profits. We are focused on increasing our net revenue at each of our operating subsidiaries by investing in sales and marketing, expanding into new products and markets, and evaluating and executing on tuck-in acquisitions, while continually examining our cost structures to drive higher profits.

Results of Operations

Our results of operations are impacted by the timing of acquisitions, including the CMO Business by Faneuil on May 26, 2017, and   the Printing Components Business by Phoenix on October 2, 2017.

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

The following table sets forth certain condensed consolidated statements of operations data as a percentage of net revenue for each period as follows (in thousands, except per share amounts):

	Three Months Ended March 31, 2018		Three Months Ended March 31, 2017
		% of		% of
	Dollars	Net Revenue	Dollars	Net Revenue
Net revenue (1)
Faneuil	$47,953	50.4%	$36,722	46.3%
Carpets	18,691	19.7	17,905	22.6
Phoenix	28,461	29.9	24,669	31.1
Consolidated net revenue	95,105	100.0	79,296	100.0
Cost of revenue (2)
Faneuil	37,351	77.9	28,062	76.4
Carpets	15,832	84.7	14,792	82.6
Phoenix (3)	21,056	74.0	18,153	73.6
Consolidated cost of revenue	74,239	78.1	61,007	76.9
Selling, general and administrative expense (2)
Faneuil	7,688	16.0	5,730	15.6
Carpets	3,099	16.6	2,853	15.9
Phoenix	3,769	13.2	3,056	12.4
ALJ	810	—	563	—
Consolidated selling, general and administrative expense	15,366	16.2	12,202	15.4
Depreciation and amortization (2)
Faneuil	2,607	5.4	1,889	5.1
Carpets	219	1.2	179	1.0
Phoenix (4)	630	2.2	644	2.6
Consolidated depreciation and amortization expense	3,456	3.6	2,712	3.4
(Gain) loss on disposal of assets, net (2)
Phoenix	(25)	(0.1)	4	—
Consolidated (gain) loss on disposal of assets, net	(25)	(0.0)	4	—
Consolidated operating income	2,069	2.2	3,371	4.3
Interest expense (5)	(2,793)	(2.9)	(2,284)	(2.9)
Benefit (provision) for income taxes (5)	384	0.4	(695)	(0.9)
Net (loss) income (5)	$(340)	(0.4)	$392	0.5
Basic (loss) earnings per share of common stock	$(0.01)		$0.01
Diluted (loss) earnings per share of common stock	$(0.01)		$0.01

(1)	Percentage is calculated as segment net revenue divided by consolidated net revenue.
(2)	Percentage is calculated as a percentage of the respective segment net revenue.
(3)	Includes depreciation expense of $1,395,000 and $1,341,000 for the three months ended March 31, 2018 and 2017, respectively.
(4)

Primarily amortization of intangible assets.  Total depreciation and amortization expense for Phoenix, including depreciation expense captured in cost of revenue, was $2,025,000 and $1,985,000 for the three months ended March 31, 2018 and 2017, respectively.

(5)	Percentage is calculated as a percentage of consolidated net revenue.

Net Revenue

	Three Months Ended March 31,
(in thousands)	2018	2017	$ Change	% Change
Faneuil	$47,953	$36,722	$11,231	30.6%
Carpets	18,691	17,905	786	4.4
Phoenix	28,461	24,669	3,792	15.4
Consolidated net revenue	$95,105	$79,296	$15,809	19.9%

Faneuil Net Revenue

Faneuil net revenue for the three months ended March 31, 2018 was $48.0 million, an increase of $11.2 million, or 30.6%, compared to net revenue of $36.7 million for the three months ended March 31, 2017.  The increase was mainly attributable to the CMO Business acquisition, which contributed $8.4 million. The remaining increase was attributable to a $4.4 million increase from new customers, offset by a $1.2 million decrease driven by the completion of customer contracts, and a $0.4 million decrease in existing customers.

The following table reflects the amount of Faneuil’s backlog, which represents multi-year contract deliverables, by the fiscal year Faneuil expects to recognize such net revenue (in millions):

	As of March 31,
	2018	2017
Within one year	$98.4	$92.3
Between one year and two years	78.4	60.6
Between two years and three years	56.2	50.8
Between three years and four years	14.6	34.4
Thereafter	6.8	3.1
Total Faneuil backlog	$254.4	$241.2

The majority of the increase as of March 31, 2018 compared to March 31, 2017 was the result of new contracts within the transportation and healthcare markets, and the CMO Business acquisition.

Carpets Net Revenue

Carpets net revenue for the three months ended March 31, 2018 was $18.7 million, an increase of $0.8 million, or 4.4%, compared to net revenue of $17.9 million for the three months ended March 31, 2017.  The increase was primarily attributable to higher volumes from commercial sales.

The following table reflects the amount of Carpets’ backlog, which represents multi-year contracts with contractors to build-out communities with typical terms of two to three years, by the fiscal year Carpets expects to recognize such net revenue (in millions):

	As of March 31,
	2018	2017
Within one year	$8.4	$29.8
Between one year and two years	23.4	27.2
Between two years and three years	7.7	11.0
Between three years and four years	2.6	3.5
Total Carpets backlog	$42.1	$71.5

The decrease at March 31, 2018, compared to March 31, 2017, was a result of the fulfillment of contracts during the year ended March 31, 2018 for contracts in place at March 31, 2017.

Phoenix Net Revenue

Phoenix net revenue for the three months ended March 31, 2018 was $28.5 million, an increase of $3.8 million, or 15.4%, compared to net revenue of $24.7 million for the three months ended March 31, 2017.  The increase was a result of the acquisition of the Printing Component Business, which contributed net revenue of $3.6 million during the three months ended March 31, 2018, and higher component and books sales offset by planned lower packaging sales.

The following table reflects the amount of Phoenix’s backlog, which represents executed contracts that contain minimum volume commitments over multiple years for future product deliveries, by the fiscal year Phoenix expects to recognize such net revenue (in millions):

	As of March 31,
	2018	2017
Within one year	$70.2	$59.7
Between one year and two years	57.4	47.1
Between two years and three years	30.6	29.2
Between three years and four years	10.0	15.6
Thereafter	7.5	—
Total Phoenix backlog	$175.7	$151.6

The majority of the increase as of March 31, 2018 compared to March 31, 2017 was a result of the Printing Components Business acquisition, slightly offset by the fulfillment of orders during the year ended March 31, 2018 for contracts in place at March 31, 2017.

See “Part II, Item 1A. Risk Factors - Risks Related to our Business Generally and our Common Stock - We may not receive the full amounts estimated under the contracts in our backlog, which could reduce our net revenue in future periods below the levels anticipated. This makes backlog an uncertain indicator of future operating results.”

Cost of Revenue

	Three Months Ended March 31,
(in thousands)	2018	2017	$ Change	% Change
Faneuil	$37,351	$28,062	$9,289	33.1%
As a percentage of net revenue	77.9%	76.4%
Carpets	15,832	14,792	1,040	7.0
As a percentage of net revenue	84.7%	82.6%
Phoenix	21,056	18,153	2,903	16.0
As a percentage of net revenue	74.0%	73.6%
Consolidated cost of revenue	$74,239	$61,007	$13,232	21.7%

Faneuil Cost of Revenue

Faneuil cost of revenue for the three months ended March 31, 2018 was $37.4 million, an increase of $9.3 million, or 33.1%, compared to cost of revenue of $28.1 million for the three months ended March 31, 2017.  The absolute dollar increase in cost of revenue was a direct result of the increased net revenue.  During the three months ended March 31, 2018, as compared to the three months ended March 31, 2017, cost of revenue as a percentage of net revenue increased to 77.9% from 76.4% as a result of the integration of the CMO Business.

Carpets Cost of Revenue

Carpets cost of revenue for the three months ended March 31, 2018 was $15.8 million, an increase of $1.0 million, or 7.0%, compared to cost of revenue of $14.8 million for the three months ended March 31, 2017.  The absolute dollar increase in cost of revenue was a direct result of increased net revenue.  During the three months ended March 31, 2018, as compared to the three months ended March 31, 2017, cost of revenue as a percentage of net revenue increased to 84.7% from 82.6% as a result of higher labor and materials costs.

Phoenix Cost of Revenue

Phoenix cost of revenue for the three months ended March 31, 2018 was $21.1 million, an increase of $2.9 million, or 16.0% compared to cost of revenue of $18.2 million for the three months ended March 31, 2017.  The absolute dollar increase in cost of revenue was mainly attributable to increased net revenue associated with the aforementioned Printing Components Business acquisition.  During the three months ended March 31, 2018, as compared to the three months ended March 31, 2017, cost of revenue as a percentage of net revenue increased to 74.0% from 73.6%, respectively.  Phoenix experiences normal fluctuations to cost of revenue as a percentage of net revenue as a result of changes to the mix of products sold.

Selling, General and Administrative Expense

	Three Months Ended March 31,
(in thousands)	2018	2017	$ Change	% Change
Faneuil	$7,688	$5,730	$1,958	34.2%
Carpets	3,099	2,853	246	8.6
Phoenix	3,769	3,056	713	23.3
ALJ	810	563	247	43.9
Consolidated selling, general and administrative expense	$15,366	$12,202	$3,164	25.9%

Faneuil Selling, General and Administrative Expense

Faneuil selling, general and administrative expense for the three months ended March 31, 2018 was $7.7 million, an increase of $2.0 million, or 34.2%, compared to selling, general and administrative expense of $5.7 million for the three months ended March 31, 2017.  The increase was primarily attributable to the CMO Business acquisition, which added $1.2 million, $0.3 million to support existing customers, and $0.5 million to support new customers.  During the three months ended March 31, 2018 compared to the three months ended March 31, 2017, selling, general and administrative expense as a percentage of net revenue increased to 16.0% from 15.6%.  Certain selling, general and administrative expenses do not fluctuate directly with net revenue.   As such, we expect selling, general and administrative expense as a percentage of net revenue to fluctuate.

Carpets Selling, General and Administrative Expense

Carpets selling, general and administrative expense was $3.1 million for the three months ended March 31, 2018, an increase of $0.2 million, or 8.6%, compared to selling, general and administrative expense of $2.9 million for the three months ended March 31, 2017.  The increase was primarily attributable to higher labor costs and increased insurance premiums, slightly offset by reduced legal fees.  Selling, general and administrative expense as a percentage of net revenue increased to 16.6% for the three months ended March 31, 2018 from 15.9% for the three months ended March 31, 2017 as a result of incurring additional expenses, which do not fluctuate with net revenue.

Phoenix Selling, General and Administrative Expense

Phoenix selling, general and administrative expense for the three months ended March 31, 2018 was $3.8 million, an increase of $0.7 million, or 23.4%, compared to selling, general and administrative expense of $3.1 million for the three months ended March 31, 2017. The increase was mainly attributable to the Printing Component Business acquisition, and relocation and restructuring expense totaling $0.8 million to consolidate manufacturing facilities.  Selling, general and administrative expense as a percentage of net revenue increased to 13.2% for the three months ended March 31, 2018 from 12.4% for the three months ended March 31, 2017, which was mainly attributable to the non-recurring relocation and restructuring expense incurred during the three months ended March 31, 2018.  Certain selling, general and administrative expenses do not fluctuate directly with net revenue.  As such, we expect selling, general and administrative expense as a percentage of net revenue to fluctuate.

ALJ Selling, General and Administrative Expense

ALJ selling, general and administrative expense for the three months ended March 31, 2018 was $0.8 million, an increase of $0.2 million, or 43.9%, compared to selling, general and administrative expense of $0.6 million for the three months ended March 31, 2017. The increase was primarily attributable to the hiring of a new full-time chief financial officer and additional personnel to support the growing complexities of ALJ’s business, and an increase in non-cash stock-based compensation costs for key employees and board of directors.  Such increase was somewhat offset by allocating certain expenses, including accounting and tax preparation, to subsidiaries to better align expenses with ALJ’s consolidated reporting structure. We expect selling, general and administrative expense to fluctuate in the future as we comply with SEC reporting requirements and regulations, and allocate certain expenses to our subsidiaries.

Depreciation and Amortization Expense

	Three Months Ended March 31,
(in thousands)	2018	2017	$ Change	% Change
Faneuil	$2,607	$1,889	$718	38.0%
Carpets	219	179	40	22.3
Phoenix	630	644	(14)	(2.2)
Consolidated depreciation and amortization expense	$3,456	$2,712	$744	27.4%

Faneuil Depreciation and Amortization Expense

Faneuil depreciation and amortization expense for the three months ended March 31, 2018 was $2.6 million, an increase of $0.7 million, or 38.0%, compared to depreciation and amortization expense of $1.9 million for the three months ended March 31, 2017.  The increase was mainly attributable to the CMO Business acquisition, and to a lesser extent capital equipment purchased to support new and expanded contracts.  Because each Faneuil contract requires unique capital investment and infrastructure such as lease buildouts, Faneuil depreciation and amortization expense is impacted by the timing of new contracts and the completion of existing contracts.

Carpets Depreciation and Amortization Expense

Carpets depreciation and amortization expense for both the three months ended March 31, 2018 and 2017 was $0.2 million.  The slight increase of less than $0.1 million, or 22.3%, was attributable to the installation of automation machinery to support the new granite and stone facility.

Phoenix Depreciation and Amortization Expense

Phoenix depreciation and amortization expense consists primarily of amortization of acquisition-related intangible assets.  Depreciation and amortization expense remained relatively unchanged at $0.6 million for both the three months ended March 31, 2018 and March 31, 2017.

Interest Expense

Interest expense for the three months ended March 31, 2018 was $2.8 million, an increase of $0.5 million, or 22.3%, compared to interest expense of $2.3 million for the three months ended March 31, 2017.  The increase was attributable to the increased weighted-average outstanding balance on our line of credit to fund the CMO Business acquisition and working capital requirements, increased interest rates, and the $7.5 million increased borrowing on our term loan to acquire the Printing Components Business, partially offset by reduced interest resulting from quarterly principal payments.

Income Taxes

We recorded a benefit for income taxes of $0.4 million for the three months ended March 31, 2018 as a result of recognizing a loss before income taxes, compared to a provision for income taxes of $0.7 million for the three months ended March 31, 2017 as a result of recognizing income before income taxes.  The effective tax rate during the three months ended March 31, 2018 compared to the three months ended March 31, 2017 was impacted by the reduced corporate income tax rates as part of the tax reform legislation enacted on December 22, 2017 (the “Tax Reform Law”).

Segment Adjusted EBITDA

Segment adjusted EBITDA is a financial measure used by our management and chief operating decision maker (“CODM”) to manage the business, allocate resources, and assess the performance of each operating segment.  ALJ defines segment adjusted EBITDA as segment net income (loss) before interest expense, provision for income taxes, depreciation and amortization expense, stock-based compensation expense, restructuring expense, acquisition-related expense, loss (gain) on sales of assets, and other non-recurring items.

The following table summarizes segment adjusted EBITDA.

	Three Months Ended March 31,
(in thousands)	2018	2017	$ Change	% Change
Faneuil	$2,915	$2,929	$(14)	(0.5)%
Carpets	(240)	261	(501)	(192.0)
Phoenix	5,459	4,863	596	12.3
ALJ	(540)	(390)	(150)	38.5
Segment adjusted EBITDA	$7,594	$7,663	$(69)	(0.9)%

Faneuil Segment Adjusted EBITDA

Faneuil segment adjusted EBITDA for both the three months ended March 31, 2018 and 2017 was basically flat at $2.9 million.  Higher expenses related to new technology, training and call handling for the new CMO Business offset the increased net revenue recognized from the new CMO Business contracts.

Carpets Segment Adjusted EBITDA

Carpets segment adjusted EBITDA for the three months ended March 31, 2018 was $(0.2) million compared to segment adjusted EBITDA of $0.3 million for the three months ended March 31, 2017.   The three months ended March 31, 2018 was impacted by higher material, labor, and customer service costs, which exceeded net revenue growth.

Phoenix Segment Adjusted EBITDA

Phoenix segment adjusted EBITDA for the three months ended March 31, 2018 was $5.5 compared to segment adjusted EBITDA of $4.9 million for the three months ended March 31, 2017.  The increase was a result of the Printing Component Business acquisition somewhat offset by reduced net revenues in packaging.

ALJ Segment Adjusted EBITDA

ALJ segment adjusted EBITDA for the three months ended March 31, 2018 was $(0.5) million compared to segment adjusted EBITDA of $(0.4) million. The three months ended March 31, 2018 was impacted by the hiring of a new full-time chief financial officer and other headcount to support the growing complexities of ALJ’s business, and the allocation of certain expenses, including accounting and tax preparation, to subsidiaries to better align expenses with ALJ’s consolidated reporting structure.

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

Six Months Ended March 31, 2018 Compared to Six Months Ended March 31, 2017

The following table sets forth certain condensed consolidated statements of operations data as a percentage of net revenue for each period as follows (in thousands, except per share amounts):

	Six Months Ended March 31, 2018		Six Months Ended March 31, 2017
		% of		% of
	Dollars	Net Revenue	Dollars	Net Revenue
Net revenue (1)
Faneuil	$99,427	52.3%	$74,773	47.7%
Carpets	35,341	18.6	33,449	21.3
Phoenix	55,291	29.1	48,691	31.0
Consolidated net revenue	190,059	100.0	156,913	100.0
Cost of revenue (2)
Faneuil	77,570	78.0	57,064	76.3
Carpets	29,635	83.9	28,039	83.8
Phoenix (3)	41,944	75.9	36,085	74.1
Consolidated cost of revenue	149,149	78.5	121,188	77.2
Selling, general and administrative expense (2)
Faneuil	15,232	15.3	11,018	14.7
Carpets	6,672	18.9	5,196	15.5
Phoenix	7,909	14.3	6,111	12.6
ALJ	1,658	—	1,581	—
Consolidated selling, general and administrative expense	31,471	16.6	23,906	15.2
Depreciation and amortization expense (2)
Faneuil	5,183	5.2	3,752	5.0
Carpets	438	1.2	354	1.1
Phoenix (4)	1,268	2.3	1,285	2.6
Consolidated depreciation and amortization expense	6,889	3.6	5,391	3.4
(Gain) loss on disposal of assets, net (2)
Phoenix	(232)	(0.4)	12	—
Consolidated (gain) loss on disposal of assets, net	(232)	(0.1)	12	—
Consolidated operating income	2,782	1.5	6,416	4.1
Interest expense (5)	(5,453)	(2.9)	(4,718)	(3.0)
Provision for income taxes (5)	(2,987)	(1.6)	(755)	(0.5)
Net (loss) income (5)	$(5,658)	(3.0)	$943	0.6
Basic (loss) earnings per share of common stock	$(0.15)		$0.03
Diluted (loss) earnings per share of common stock	$(0.15)		$0.03

(1)	Percentage is calculated as segment net revenue divided by consolidated net revenue.
(2)	Percentage is calculated as a percentage of the respective segment net revenue.
(3)	Includes depreciation expense of $2,794,000 and $2,623,000 for the six months ended March 31, 2018 and 2017, respectively.
(4)

Primarily amortization of intangible assets.  Total depreciation and amortization expense for Phoenix, including depreciation expense captured in cost of revenue, was $4,063,000 and $3,908,000 for the six months ended March 31, 2018 and 2017, respectively.

(5)	Percentage is calculated as a percentage of consolidated net revenue.

Net Revenue

	Six Months Ended March 31,
(in thousands)	2018	2017	$ Change	% Change
Faneuil	$99,427	$74,773	$24,654	33.0%
Carpets	35,341	33,449	1,892	5.7
Phoenix	55,291	48,691	6,600	13.6
Consolidated net revenue	$190,059	$156,913	$33,146	21.1%

Faneuil Net Revenue

Faneuil net revenue for the six months ended March 31, 2018 was $99.4 million, an increase of $24.7 million, or 33.0%, compared to net revenue of $74.8 million for the six months ended March 31, 2017.  The increase was mainly attributable to the CMO Business acquisition, which contributed $17.0 million.  The remaining increase was attributable to a $9.3 million increase from new customers, and a $2.1 million increase from existing customers, offset by a $3.7 million decrease driven by the completion of customer contracts.

Carpets Net Revenue

Carpets net revenue for the six months ended March 31, 2018 was $35.3 million, an increase of $1.9 million, or 5.7%, compared to net revenue of $33.4 million for six months ended March 31, 2017.  The slight increase was primarily attributable to higher volumes from builder and commercial sales.

Phoenix Net Revenue

Phoenix net revenue for the six months ended March 31, 2018 was $55.3 million, an increase of $6.6 million, or 13.6%, compared to net revenue of $48.7 million for the six months ended March 31, 2017.  The increase was a result of the acquisition of the Printing Component Business, which contributed net revenue of $8.1 million during the six months ended March 31, 2018.  This increase was offset by a decrease in revenue from the remaining business of $1.5 million during the six months ended March 31, 2018 compared to the six months ended March 31, 2017, due to lower volumes for books and packaging.

Cost of Revenue

	Six Months Ended March 31,
(in thousands)	2018	2017	$ Change	% Change
Faneuil	$77,570	$57,064	$20,506	35.9%
As a percentage of net revenue	78.0%	76.3%
Carpets	29,635	28,039	1,596	5.7
As a percentage of net revenue	83.9%	83.8%
Phoenix	41,944	36,085	5,859	16.2
As a percentage of net revenue	75.9%	74.1%
Consolidated cost of revenue	$149,149	$121,188	$27,961	23.1%

Faneuil Cost of Revenue

Faneuil cost of revenue for the six months ended March 31, 2018 was $77.6 million, an increase of $20.5 million, or 35.9%, compared to cost of revenue of $57.1 million for the six months ended March 31, 2017.  The absolute dollar increase in cost of revenue was a direct result of the increased net revenue.  During the six months ended March 31, 2018, as compared to the six months ended March 31, 2017, cost of revenue as a percentage of net revenue increased to 78.0% from 76.3% as a result of the integration of the CMO Business.

Carpets Cost of Revenue

Carpets cost of revenue for the six months ended March 31, 2018 was $29.6 million, an increase of $1.6 million, or 5.7%, compared to cost of revenue of $28.0 million for the six months ended March 31, 2017.  The absolute dollar increase in cost of revenue was a direct result of increased net revenue.  During the six months ended March 31, 2018, as compared to the six months ended March 31, 2017, cost of revenue as a percentage of net revenue remained flat at 83.9% and 83.8%, respectively.

Phoenix Cost of Revenue

Phoenix cost of revenue for the six months ended March 31, 2018 was $41.9 million, an increase of $5.9 million, or 16.2% compared to cost of revenue of $36.1 million for the six months ended March 31, 2017.  The absolute dollar increase in cost of revenue was mainly attributable to increased net revenue associated with the aforementioned Printing Components Business acquisition.  During the six months ended March 31, 2018, as compared to the six months ended March 31, 2017, cost of revenue as a percentage of net revenue increased to 75.9% from 74.1%, respectively.  Phoenix experiences normal fluctuations to cost of revenue as a percentage of net revenue as a result of changes to the mix of products sold.

Selling, General and Administrative Expense

	Six Months Ended March 31,
(in thousands)	2018	2017	$ Change	% Change
Faneuil	$15,232	$11,018	$4,214	38.2%
Carpets	6,672	5,196	1,476	28.4
Phoenix	7,909	6,111	1,798	29.4
ALJ	1,658	1,581	77	4.9
Consolidated selling, general and administrative expense	$31,471	$23,906	$7,565	31.6%

Faneuil Selling, General and Administrative Expense

Faneuil selling, general and administrative expense for the six months ended March 31, 2018 was $15.2 million, an increase of $4.2 million, or 38.2%, compared to selling, general and administrative expense of $11.0 million for the six months ended March 31, 2017.  The increase was primarily attributable to the CMO Business acquisition, which added $2.7 million, $1.1 million to support existing customers, and $0.6 million to support new customers.  This increase was partially offset by reduced expenses of $0.2 million related to customer contracts that concluded.  During the six months ended March 31, 2018 compared to the six months ended March 31, 2017, selling, general and administrative expense as a percentage of net revenue increased to 15.3% from 14.7%.  Certain selling, general and administrative expenses do not fluctuate directly with net revenue.

Carpets Selling, General and Administrative Expense

Carpets selling, general and administrative expense was $6.7 million for the six months ended March 31, 2018, an increase of $1.5 million, or 28.4%, compared to selling, general and administrative expense of $5.2 million for the six months ended March 31, 2017.  The increase was primarily attributable to higher labor costs and increased insurance premiums, slightly offset by reduced legal fees.  Selling, general and administrative expense as a percentage of net revenue increased to 18.9% for the six months ended March 31, 2018 from 15.5% for the six months ended March 31, 2017 as a result of incurring additional expenses, which do not fluctuate with net revenue.

Phoenix Selling, General and Administrative Expense

Phoenix selling, general and administrative expense for the six months ended March 31, 2018 was $7.9 million, an increase of $1.8 million, or 29.4%, compared to selling, general and administrative expense of $6.1 million for the six months ended March 31, 2017.  The increase was mainly attributable to the Printing Component Business acquisition, and non-recurring relocation and restructuring expense totaling $1.3 million to consolidate manufacturing facilities.  Selling, general and administrative expense as a percentage of net revenue increased to 14.3% for the six months ended March 31, 2018 from 12.6% for the six months ended March 31, 2017, which was mainly attributable to the non-recurring relocation and restructuring expense incurred during the six months ended March 31, 2018.

ALJ Selling, General and Administrative Expense

ALJ selling, general and administrative expense for the six months ended March 31, 2018 was $1.7 million, an increase of $0.1 million, or 4.9%, compared to selling, general and administrative expense of $1.6 million for the six months ended March 31, 2017. The increase was primarily attributable to the hiring of a new full-time chief financial officer and additional personnel to support the growing complexities of ALJ’s business, and an increase in non-cash stock-based compensation costs for key employees and board of directors.  Such increase was somewhat offset by allocating certain expenses, including accounting and tax preparation, to subsidiaries to better align expenses with ALJ’s consolidated reporting structure.

Depreciation and Amortization Expense

	Six Months Ended March 31,
(in thousands)	2018	2017	$ Change	% Change
Faneuil	$5,183	$3,752	$1,431	38.1%
Carpets	438	354	84	23.7
Phoenix	1,268	1,285	(17)	(1.3)
Consolidated depreciation and amortization expense	$6,889	$5,391	$1,498	27.8%

Faneuil Depreciation and Amortization Expense

Faneuil depreciation and amortization expense for the six months ended March 31, 2018 was $5.2 million, an increase of $1.4 million, or 38.1%, compared to depreciation and amortization expense of $3.8 million for the six months ended March 31, 2017.  The increase was mainly attributable to the CMO Business acquisition, and to a lesser extent capital equipment purchased to support new and expanded contracts.  Because each Faneuil contract requires unique capital investment and infrastructure such as lease buildouts, Faneuil depreciation and amortization expense is impacted by the timing of new contracts and the completion of existing contracts.

Carpets Depreciation and Amortization Expense

Carpets depreciation and amortization expense for both the six months ended March 31, 2018 and 2017 was $0.4 million.  The slight increase of less than $0.1 million, or 23.7%, was attributable to the installation of automation machinery to support the new granite and stone facility.

Phoenix Depreciation and Amortization Expense

Phoenix depreciation and amortization expense consists primarily of amortization of acquisition-related intangible assets.  Depreciation and amortization expense remained relatively unchanged at $1.3 million for both the six months ended March 31, 2018 and March 31, 2017.

Interest Expense

Interest expense for the six months ended March 31, 2018 was $5.5 million, an increase of $0.7 million, or 15.6%, compared to interest expense of $4.7 million for the six months ended March 31, 2017.  The increase was attributable to the increased weighted-average outstanding balance on our line of credit to fund the CMO Business acquisition and working capital requirements, increased interest rates, and the $7.5 million increased borrowing on our term loan to acquire the Printing Components Business, partially offset by reduced interest resulting from quarterly principal payments.

Income Taxes

Income tax provision was $3.0 million for the six months ended March 31, 2018 compared to $0.8 million for the six months ended March 31, 2017.  The increase during the six months ended March 31, 2018 compared to the six months ended March 31, 2017 was the result of the aforementioned Tax Reform Law.  As a result of the enacted reduction in the federal corporate income tax rate, we recorded a one-time, non-cash increase to deferred income tax expense of $4.1 million to revalue ALJ’s net deferred tax asset.  We recorded the provisional impacts of the Tax Reform Law, based on our current knowledge, interpretation, and understanding of the Tax Reform Law and its impact to our business.  While we were able to make reasonable estimates of the impact of certain aspects of the Tax Reform Law, we may be affected by other aspects, including, but not limited to, the state tax effect of adjustments made to federal temporary differences, and the interest expense deduction limitation.

We will continue to assess the impact of the Tax Reform Law on our future taxes and our consolidated financial statements. Actual impacts could be materially different from current estimates.  See “Part I, Item 1. Financial Statements – Note 10. Income Taxes.”

Segment Adjusted EBITDA

	Six Months Ended March 31,
(in thousands)	2018	2017	$ Change	% Change
Faneuil	$6,625	$6,690	$(65)	(1.0)%
Carpets	(966)	215	(1,181)	(549.3)
Phoenix	9,619	9,211	408	4.4
ALJ	(1,096)	(1,224)	128	(10.5)
Segment adjusted EBITDA	$14,182	$14,892	$(710)	(4.8)%

Faneuil Segment Adjusted EBITDA

Faneuil segment adjusted EBITDA for the six months ended March 31, 2018 was $6.6 million compared to segment adjusted EBITDA of $6.7 million for the six months ended March 31, 2017.  Higher expenses related to new technology, training and call handling for the new CMO Business offset the increased net revenue recognized from the new CMO Business contracts.

Carpets Segment Adjusted EBITDA

Carpets segment adjusted EBITDA for the six months ended March 31, 2018 was $(1.0) million compared to segment adjusted EBITDA of $0.2 million for the six months ended March 31, 2017.   The six months ended March 31, 2018 was impacted by higher material, labor, and customer service costs, which exceeded Carpets net revenue growth.

Phoenix Segment Adjusted EBITDA

Phoenix segment adjusted EBITDA for the six months ended March 31, 2018 was $9.6 million for the six months ended March 31, 2018 compared to segment adjusted EBITDA of $9.2 million for the six months ended March 31, 2017.  The increase was a result of the Printing Component Business acquisition somewhat offset by reduced net revenues in books, components, and packaging.

ALJ Segment Adjusted EBITDA

ALJ segment adjusted EBITDA for the six months ended March 31, 2018 was $(1.1) million compared to segment adjusted EBITDA of $(1.2) million.  The six months ended March 31, 2018 was impacted by the hiring of a new full-time chief financial officer and other headcount to support the growing complexities of ALJ’s business, and the allocation of certain expenses, including accounting and tax preparation, to subsidiaries to better align expenses with ALJ’s consolidated reporting structure.

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

Liquidity and Capital Resources

Historically, our principal sources of liquidity have been cash provided by operations and borrowings under various debt arrangements.  At March 31, 2018, our principal sources of liquidity included cash and cash equivalents of $2.9 million and an available borrowing capacity of $19.1 million on our line of credit.  Our principal uses of cash have been for acquisitions and to pay down debt.  We anticipate these uses will continue to be our principal uses of liquidity in the future.

Global financial and credit markets have been volatile in recent years, and future adverse conditions of these markets could negatively affect our ability to secure funds or raise capital at a reasonable cost or at all.  For additional discussion of our various debt arrangements see Contractual Obligations below.

In summary, our cash flows for each period were as follows (in thousands):

	Six Months Ended March 31,
	2018	2017
Cash provided by operating activities	$10,126	$9,954
Cash used for investing activities	(10,684)	(5,857)
Cash used for financing activities	(2,125)	(8,217)
Change in cash and cash equivalents	$(2,683)	$(4,120)

We recognized net loss of $5.7 million for the six months ended March 31, 2018, and generated cash from operating activities of $10.1 million, offset by cash used by investing activities of $10.7 and financing activities of $2.1 million.

We recognized net income of $0.9 million for the six months ended March 31, 2017 and generated cash from operating activities of $10.0 million, offset by cash used by investing activities of $5.9 million and financing activities of $8.2 million.

Operating Activities

Cash provided by operating activities of $10.1 million during the six months ended March 31, 2018 was the result of $5.7 million net loss, $13.7 million addback of net non-cash expenses, and $2.1 million of net cash used by changes in operating assets and liabilities.  The most significant components of net non-cash expenses were depreciation and amortization expense of $9.7 million, stock-based compensation of $0.6 million, amortization of non-cash interest expense of $0.7 million, and deferred income taxes of $2.8 million.  The most significant components of changes in operating assets and liabilities, which were all part of normal operations, included inventories of $2.2 million, other assets of $1.1 million, accounts payable of $1.0 million, which provided cash, offset by deferred revenue and customer deposits of $2.2 million, which used cash.

Cash provided by operating activities of $10.0 million during the six months ended March 31, 2017 was the result of our $0.9 million net income and $9.2 million addback of net non-cash expenses, and $0.1 million of net cash used by changes in operating assets and liabilities.  The most significant components of net non-cash expenses were depreciation and amortization expense of $8.0 million, stock-based compensation of $0.4 million, and amortization of non-cash interest expense of $0.5 million.  The most significant components of changes in operating assets and liabilities included collateral deposits of $1.3 million and other liabilities of $1.7 million, which provided cash, and accounts receivable of $2.2 million, which used cash.

Investing Activities

For the six months ended March 31, 2018, our investing activities used $10.7 million, of which $9.0 million was for our Printing Components Business acquisition, and $2.1 million was to purchase capital equipment in the normal course of operations, offset by $0.4 million cash proceeds from the sale of assets.

For the six months ended March 31, 2017, our investing activities used $5.9 million of cash, of which $4.6 million was used to purchase equipment, software and leasehold improvements for Faneuil’s new and existing customers, and $1.4 million was used to purchase capital equipment in the normal course of operations.

Financing Activities

For the six months ended March 31, 2018, our financing activities used $2.1 million of cash.  Financing activities which used cash included $8.7 million to pay down our term loan, $1.0 million to pay down our line of credit, $1.3 million for capital lease payments, and $0.3 million for debt and stock issuance costs.  Proceeds from our amended term loan provided $7.5 million (see further discussion at Contractual Obligations below).  Proceeds from the issuance of common stock and exercise of stock options provided $1.5 million and $0.3 million, respectively. Proceeds from the amended term loan and issuance of common stock were used to fund our Printing Components Business acquisition discussed above.

For the six months ended March 31, 2017, our financing activities used $8.2 million of cash, of which $6.6 million was used to pay down our term loan, $1.1 million was used for payments on capital leases and $0.7 million was used for payments on financed insurance premiums, offset by net advances on our line of credit of $0.2 million.

Contractual Obligations

The following table summarizes our significant contractual obligations at March 31, 2018, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments due by Period
		Less Than	One – Three	Four – Five	More than Five
	Total	One Year	Years	Years	Years
Line of credit(1)	$4,500	$—	$4,500	$—	$—
Term loan payable(1)	89,795	9,187	80,608	—	—
Operating lease obligations	24,607	5,035	9,275	10,297	—
Capital lease obligations	8,635	3,022	4,701	912	—
Other long-term liabilities(2)	4,610	1,130	3,480	—	—
Total contractual cash obligations	$132,147	$18,374	$102,564	$11,209	$—

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

Description	Use of Proceeds	Origination Date	Interest Rate *	Quarterly Payments	Balance at March 31, 2018
Term Loan:
Financing Agreement	Phoenix acquisition	August 2015	7.99% to 8.63%	$1,969	$74,798
First Amendment	Color Optics acquisition	July 2016	7.99% to 8.63%	187	8,093
Third Amendment	Printing Components Business acquisition	October 2017	7.99% to 8.63%	141	6,904
			Totals	$2,297	$89,795
Line of Credit:
Cerberus/PNC Revolver	Working capital	August 2015	10.00% to 10.50%	$—	$—
Second Amendment	CMO Business acquisition	May 2017	7.99% to 8.63%	—	4,500
			Totals	$—	$4,500

*Range of annual interest rates accrued during the six months ended March 31, 2018.

Interest payments are due in arrears on the first day of each month.  Quarterly principal payments are due on the last day of each fiscal quarter.  Annual principal payments equal to 75% of ALJ’s excess cash flow (“ECF”), as defined in the Financing Agreement, are due upon delivery of the audited financial statements.  During December 2017, ALJ made an ECF payment of $4.1 million.  A final balloon payment is due at maturity, August 14, 2020.  There is a prepayment penalty equal to 1% if the Cerberus Term Loan is repaid prior to August 2018.  ALJ may make payments of up to $7.0 million against the loan with no penalty.

The Cerberus Debt is secured by substantially all the Company’s assets and imposes certain limitations on the Company, including its ability to incur debt, grant liens, initiate certain investments, declare dividends and dispose of assets.  The Cerberus Debt also requires ALJ to comply with certain debt covenants.  As of March 31, 2018, ALJ was in compliance with all debt covenants and had unused borrowing capacity of $19.1 million.

(2)Amounts represent future cash payments to satisfy our short- and long-term workers’ compensation reserve and other long-term liabilities recorded on our consolidated balance sheets.

Off-Balance Sheet Arrangements

As of March 31, 2018, we had two types of off-balance sheet arrangements.

Surety Bonds.  As part of Faneuil’s normal course of operations, certain customers require surety bonds guaranteeing the performance of a contract.  As of March 31, 2018, the face value of such surety bonds, which represents the maximum cash payments that Faneuil would have to make under certain circumstances of non-performance, was approximately $29.1 million.

Letter of Credit.  Faneuil had a letter of credit for $2.7 million as of March 31, 2018.

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

For a complete summary of our significant accounting policies, please refer to Note 2, “Summary of Significant Accounting Policies,” included with our audited financial statements and notes thereto for the years ended September 30, 2017 and 2016, filed with the Securities and Exchange Commission on December 19, 2017.  There were no material changes to significant accounting policies during the six months ended March 31, 2018.

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

On October 14, 2016, 3M filed its answer and counterclaim against Faneuil.  In its counterclaim, 3M seeks recovery in excess of $10.0 million based on three claims:  breach of contract/indemnification, breach of the implied covenant of good faith and fair dealing, and unjust enrichment.  3M’s counterclaim alleges it incurred approximately $3.2 million in damages payable to ERC as a result of Faneuil’s conduct and seeks indemnification of an additional $10.0 million in damages incurred as a result of continued performance under its contract with ERC.

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

The matter was tried in a bench trial from April 30, 2018 through May 2, 2018.  The parties presented findings of fact, conclusions of law and final arguments to the court on May 8, 2018.  As of the date of this filing, the court had not issued a final ruling.  Faneuil believes the facts support its claims that the disputed services should be paid and that 3M’s counterclaims are without merit.  Although litigation is inherently unpredictable, Faneuil remains confident in its ability to collect all of its outstanding receivables from 3M.

McNeil, et al. v. Faneuil, Inc.

Tammy McNeil, a former Faneuil call center employee, filed a Fair Labor Standards Act collective action case against Faneuil in federal court in Newport News, Virginia in 2015.  The class action asserted various timekeeping and overtime violations, which Faneuil denied.  On June 6, 2017, the case was settled by the parties as part of a court-ordered mediation, for $0.3 million in damages, plus plaintiff’s attorney fees.  Because the parties could not agree on the dollar amount of plaintiff’s attorney fees, both parties agreed to allow the court to determine the amount.  The court awarded $0.7 million in attorney’s fees and overruled Faneuil’s objections to the recommendation of the magistrate judge relating to that amount.  Neither party appealed the decision.

Marshall v. Faneuil, Inc.

On July 31, 2017, plaintiff Donna Marshall (“Marshall”), filed a proposed class action lawsuit in the Superior Court of the State of California for the County of Sacramento against Faneuil and ALJ. Marshall, a previously terminated Faneuil employee, alleges various California state law employment-related claims against Faneuil.  Faneuil has answered the complaint and removed the matter to the United States District Court for the Eastern District of California; however, Marshall filed a motion to remand the case back to state court. The motion to remand has been fully briefed and argued and remains pending before the court.  The case is in an early stage and the parties have not begun substantive discovery at this time. Faneuil believes this action is without merit and intends to defend it vigorously.

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

Trax and Cilley, et al. v. Faneuil Inc., et al.

On February 23, 2018, plaintiffs Trax and Cilley filed a proposed class action against Faneuil and one of its clients, the Transportation Corridor Agencies, in the United States District Court for the Southern District of California.  The plaintiffs allege claims for violations of the Fair Debt Collection Practices Act, the state law corollary and California’s unfair competition law.  Plaintiffs’ claims arise out of collections-related activity that Faneuil does not perform under its contract with the Transportation Corridor Agencies. Faneuil therefore believes the case is entirely without merit and intends to defend it vigorously.  Faneuil has filed a motion to dismiss which will be heard by the court in June.

In connection with its pending litigation matters (including the matters described above), management has estimated the range of possible loss, including fees and expenses, to be between $1.6 million and $2.4 million; however, as management has determined that no one estimate within the range is better than another, it has accrued $1.6 million as of March 31, 2018.

Other Litigation

We and our subsidiaries have been named in, and from time to time may become named in, various other lawsuits or threatened actions that are incidental to our ordinary business. Litigation is inherently unpredictable. Any claims against us, whether meritorious or not, could be time-consuming, cause us to incur costs and expenses, require significant amounts of management time and result in the diversion of significant operational resources. The results of these lawsuits and actions cannot be predicted with certainty. We concluded as of March 31, 2018 that the ultimate resolution of these matters will not have a material adverse effect on our business, consolidated financial position, results of operations or cash flows.

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

As of March 31, 2018, $94.3 million of our current borrowings under the Cerberus Term Loan, Cerberus/PNC Revolver, and potential future borrowings are, and may continue to be, at variable rates of interest, tied to LIBOR or the Prime Rate of interest, thus exposing us to interest rate risk.  If interest rates do increase, our debt service obligations on our variable rate indebtedness could increase even if the amount borrowed remained the same, resulting in a decrease in our net income. For example, if interest rates increased in the future by 100 basis points, based on our current borrowings as of March 31, 2018, we would incur approximately an additional $0.9 million per annum in interest expense.

We may not receive the full amounts estimated under the contracts in our backlog, which could reduce our revenue in future periods below the levels anticipated. This makes backlog an uncertain indicator of future operating results.

As of March 31, 2018, each of our subsidiaries had a significant backlog.  Our backlog is typically subject to large variations from quarter to quarter and comparisons of backlog from period to period are not necessarily indicative of future revenue. The contracts comprising our backlog may not result in actual revenue in any particular period or at all, and the actual revenue from such contracts may differ from our backlog estimates. The timing of receipt of revenue, if any, for projects included in backlog could change because many factors affect the scheduling of projects. In certain instances, customers may have the right to cancel, reduce or defer amounts that we have in our backlog, which could negatively affect our future revenue.  The failure to realize all amounts in our backlog could adversely affect our revenue and gross margins. As a result, our subsidiaries’ backlog as of any particular date may not be an accurate indicator of our future revenue or earnings.

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

Our executive officers and directors and their affiliated entities together beneficially own a majority of our outstanding common stock, and our Executive Chairman owns approximately 36.7% of our outstanding common stock as of March 31, 2018. As a result, these stockholders, if they act together or in a block, could have significant influence over most matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions, even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

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

Your share ownership may be diluted by the issuance of additional shares of our common or preferred stock or securities convertible into common or preferred stock in the future. As of March 31, 2018, a total of 1,614,000 shares of our common stock are issuable pursuant to outstanding options issued by us at a weighted-average exercise price of $3.52.  It is probable that options to purchase our common stock will be exercised during their respective terms if the fair market value of our common stock exceeds the exercise price of the particular option. If the stock options are exercised, your share ownership will be diluted.  Additionally, options to purchase up to 1,370,000 shares of ALJ common stock are available for grant under our existing equity compensation plans as of March 31, 2018.

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

Date: May 14, 2018
/s/ Jess Ravich
Jess Ravich
Executive Chairman
(Principal Executive Officer)

Date: May 14, 2018
/s/ Brian Hartman
Brian Hartman
Chief Financial Officer
(Principal Financial Officer)