Form 10-Q
period 2018-06-30
ALJ REGIONAL HOLDINGS INC
filed 2018-08-14
CIK 1438731

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2018

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

The number of shares of common stock, $0.01 par value per share, outstanding as of July 31, 2018 was 37,921,116.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The statements included in this Form 10-Q regarding future financial performance, results and conditions and other statements that are not historical facts, including, among others, the statements regarding competition, the Company’s intention to retain earnings for use in the Company’s business operations, the Company’s ability to continue to fund its operations and service its indebtedness, the adequacy of the Company’s accrual for tax liabilities, management’s projection of continued taxable income, and the Company’s ability to offset future income against net operating loss carryovers, constitute forward-looking statements. The words “can,” “could,” “may,” “will,” “would,” “plan,” “future,” “believes,” “intends,” “expects,” “anticipates,” “projects,” “estimates,” and similar expressions are also intended to identify forward-looking statements. These forward-looking statements are based on current expectations and are subject to risks and uncertainties. Actual results or events could differ materially from those set forth or implied by such forward-looking statements and related assumptions due to certain important factors, including, without limitation, the risks set forth under the caption “Risk Factors” below, which are incorporated herein by reference. Some, but not all, of the forward-looking statements contained in this Form 10-Q include, among other things, statements about the following:

•	any statements regarding our expectations for future performance;
•	our ability to integrate business acquisitions;
•	our ability to compete effectively;
•	statements regarding future revenue and the potential concentration of such revenue coming from a limited number of customers;
•	our expectations that interest expense will increase;
•	our expectations that we will continue to have non-cash compensation expenses;
•	our expectation that we will be in compliance with the required covenants pursuant to our loan agreements;
•	regulatory compliance costs; and
•	the other matters described in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

ALJ REGIONAL HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED JUNE 30, 2018

PART I.  FINANCIAL INFORMATION

Item 1 - Financial Statements

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30,	September 30,
	2018	2017
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,979	$5,630
Accounts receivable, net of allowance for doubtful accounts of $210 ($830 at September 30, 2017)	42,379	49,457
Inventories, net	8,270	9,376
Prepaid expenses and other current assets	5,754	5,783
Total current assets	61,382	70,246
Property and equipment, net	52,121	54,335
Goodwill	56,372	54,964
Intangible assets, net	43,744	43,179
Collateral deposits, less current portion	695	879
Other assets	3,081	4,474
Deferred tax asset, net	7,169	11,052
Total assets	$224,564	$239,129
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,978	$15,597
Accrued expenses	12,571	12,661
Income taxes payable	—	195
Deferred revenue and customer deposits	3,726	5,755
Current portion of term loan, net of deferred loan costs	8,278	11,848
Current portion of capital lease obligations	3,161	2,571
Current portion of workers’ compensation reserve	939	1,015
Other current liabilities	1,003	64
Total current liabilities	44,656	49,706
Line of credit, net of deferred loan costs	2,811	5,330
Term loan payable, less current portion, net of deferred loan costs	77,251	76,753
Deferred revenue, less current portion	1,849	3,111
Workers’ compensation reserve, less current portion	1,531	1,748
Capital lease obligations, less current portion	4,978	4,679
Other non-current liabilities	1,731	2,049
Total liabilities	134,807	143,376
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.01 par value; total authorized – 5,000,000 shares; 1,000,000 shares authorized for Series A; 550,000 shares authorized for Series B; none issued and outstanding as of June 30, 2018 and September 30, 2017	—	—
Common stock, $0.01 par value; authorized – 100,000,000 shares; 37,921,116 and 37,041,308 shares issued and outstanding at June 30, 2018 and September 30, 2017, respectively	379	371
Additional paid-in capital	279,028	276,478
Accumulated deficit	(189,650)	(181,096)
Total stockholders’ equity	89,757	95,753
Total liabilities and stockholders’ equity	$224,564	$239,129

See accompanying notes

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
Net revenue	$89,660	$83,473	$279,719	$240,386
Costs and expenses:
Cost of revenue	67,778	63,505	216,927	184,693
Selling, general, and administrative expense	21,058	16,431	59,418	45,728
Loss (gain) on disposal of assets, net	59	(4)	(173)	8
Total operating expenses	88,895	79,932	276,172	230,429
Operating income	765	3,541	3,547	9,957
Other (expense) income:
Interest expense, net	(2,526)	(2,302)	(7,979)	(7,020)
Other income	—	298	—	298
Total other (expense) income, net	(2,526)	(2,004)	(7,979)	(6,722)
(Loss) income before income taxes	(1,761)	1,537	(4,432)	3,235
Provision for income taxes	(1,135)	(577)	(4,122)	(1,332)
Net (loss) income	$(2,896)	$960	$(8,554)	$1,903
Basic (loss) earnings per share of common stock	$(0.08)	$0.03	$(0.23)	$0.05
Diluted (loss) earnings per share of common stock	$(0.08)	$0.03	$(0.23)	$0.05
Weighted average shares of common stock outstanding:
Basic	37,921	35,139	37,801	34,763
Diluted	37,921	36,164	37,801	35,880

See accompanying notes

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Nine Months Ended June 30,
	2018	2017
Operating activities
Net (loss) income	$(8,554)	$1,903
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Depreciation and amortization - cost of revenue	4,168	3,993
Depreciation and amortization - selling, general and administrative expense	10,233	8,185
Stock-based compensation expense	812	563
Provision for bad debts	232	155
Litigation loss	2,910	—
Deferred income taxes	3,883	607
Noncash gain, net	(173)	(290)
Amortization of deferred loan costs	978	772
Changes in operating assets and liabilities:
Accounts receivable, net	3,936	(3,034)
Inventories, net	2,612	(1,146)
Prepaid expenses, collateral deposits, and other current assets	474	2,186
Other assets	1,393	(156)
Accounts payable	(619)	(701)
Accrued expenses	(205)	1,293
Income tax payable	(195)	261
Deferred revenue and customer deposits	(3,291)	1,560
Other current liabilities	(137)	(782)
Other liabilities	(535)	1,359
Cash provided by operating activities	17,922	16,728
Investing activities
Acquisitions, net of cash acquired	(9,000)	(8,037)
Proceeds from sales of assets	408	152
Capital expenditures	(3,100)	(6,905)
Cash used for investing activities	(11,692)	(14,790)
Financing activities
Net (payments) proceeds on line of credit	(2,500)	6,458
Payments on term loan	(11,152)	(8,795)
Proceeds from term loan	7,500	—
Proceeds from issuance of common stock	1,500	—
Proceeds from stock option exercise	278	—
Debt and common stock issuance costs	(482)	(194)
Payments on financed insurance premiums	—	(1,067)
Payments on capital leases	(2,025)	(1,743)
Cash used for financing activities	(6,881)	(5,341)
Change in cash and cash equivalents	(651)	(3,403)
Cash and cash equivalents at beginning of period	5,630	5,279
Cash and cash equivalents at end of period	$4,979	$1,876
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Taxes	$883	$588
Interest	$6,894	$6,283
Non-cash investing and financing activities:
Capital equipment purchases financed with capital leases	$2,914	$2,532
Financed insurance premiums	$—	$866
Issuance of common stock for acquisition	$—	$4,708

See accompanying notes

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BASIS OF PRESENTATION

Organization

ALJ Regional Holdings, Inc. (including subsidiaries, referred to collectively in this Report as “ALJ,” the “Company” or “we”) is a holding company.  ALJ’s primary assets as of June 30, 2018, were all of the outstanding capital stock of the following companies:

•

Faneuil, Inc. (including its subsidiaries, “Faneuil”).  Faneuil is a leading provider of call center services, back office operations, staffing services, and toll collection services to government and regulated commercial clients across the United States, focusing on the healthcare, utility, toll and transportation industries. Faneuil is headquartered in Hampton, Virginia.

•

Floors-N-More, LLC, dba, Carpets N’ More (“Carpets”).  Carpets is one of the largest floor covering retailers in Las Vegas, Nevada, and a provider of multiple products, including all types of flooring, countertops, cabinets, window coverings and garage/closet organizers, for the commercial, retail and home builder markets. Carpets operates three retail locations, as well as a stone and solid surface fabrication facility.

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

Basis of Presentation

The interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP, for interim financial information and with the instructions to the Securities and Exchange Commission, or SEC, Form 10-Q and Article 10 of SEC Regulation S-X. They do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with ALJ’s audited financial statements and notes thereto for the years ended September 30, 2017 and 2016, filed with the SEC on December 19, 2017.

The Company has made estimates and judgments affecting the amounts reported in its condensed consolidated financial statements and the accompanying notes.  Significant estimates and assumptions by management are used for, but are not limited to, determining the fair value of assets and liabilities, including intangible assets acquired and allocation of acquisition purchase prices, estimated useful lives, recoverability of long-lived and intangible assets, the recoverability of goodwill, the realizability of deferred tax assets, stock-based compensation, the likelihood of material loss as a result of loss contingencies, customer lives, the allowance for doubtful accounts and inventory reserves, and calculation of insurance reserves.  Actual results may differ materially from estimates. The interim financial information is unaudited but reflects all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly ALJ’s results of operations and financial position for the interim period.  The results of operations for the three and nine months ended June 30, 2018, are not necessarily indicative of the results expected for future quarters or the full year.

For a complete summary of ALJ’s significant accounting policies, please refer to Note 2, “Summary of Significant Accounting Policies,” included with ALJ’s audited financial statements and notes thereto for the years ended September 30, 2017 and 2016, filed with the SEC on December 19, 2017.  There were no material changes to significant accounting policies during the nine months ended June 30, 2018.

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

Accounting Standards Not Yet Adopted

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” to supersede nearly all existing revenue recognition guidance under accounting principles generally accepted in the United States (“U.S. GAAP”).  The core principle of ASU 2014-09 is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services.  ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing U.S. GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation.  Subsequently, the FASB has issued the following standards to provide additional clarification and implementation guidance for ASU 2014-09 including: (i) ASU 2016-08, “Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” (ii) ASU 2016-10, “Identifying Performance Obligations and Licensing,” (iii) ASU 2016-12, “Narrow-Scope Improvements and Practical Expedients,” and (iv) ASU 2017-10, “Service Concession Arrangements (Topic 853): Determining the Customer of the Operation Services.”

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

As the new standard will supersede substantially all existing revenue guidance, it could impact the timing of ALJ’s revenue and cost of revenue recognition across all business segments. In July 2017, ALJ formed a revenue recognition project team (“Revenue Team”), which included an outside revenue recognition consultant.  The Revenue Team completed a revenue recognition adoption roadmap that includes three phases:

–

Phase I is the identification, documentation, and preliminary analysis of how ALJ currently accounts for revenue transactions compared to the revenue accounting required under the new standard.  Phase I was substantially complete at June 30, 2018.

–

Phase II, which overlaps with Phase I and was started in January 2018, includes a more detailed analysis, including the development of revenue recognition models, data analysis, analyzing implementation options, and finalizing a transition method.  Phase II is on target to be completed by the original target timeframe of late 2018.

–

Phase III includes identification of system requirements, changes to internal controls and business processes, and final implementation.  Phase III is on target and expected to be completed by the original target timeframe of mid 2019.

Because of the nature of the work that remains, at this time ALJ is unable to reasonably estimate the impact of adoption on its consolidated financial statements.  However, ALJ anticipates the adoption of ASU 2014-09 to expand its revenue-related disclosures.  ALJ’s evaluation of the financial impact and related disclosure of the new standard will likely extend over several future reporting periods.

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

In June 2018, the FASB issued ASU 2018-07, “Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.” This amendment expands the scope of the FASB’s Accounting Standards Codification (“ASC”) Topic 718, Compensation—Stock Compensation (which currently only includes share-based payments to employees) to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned.  ALJ does not anticipate the adoption of ASU 2018-07 to significantly impact its consolidated financial statements.

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

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following schedule reflects the estimated fair value of assets acquired and liabilities assumed on the Printing Components Business Purchase Date and the purchase price details (in thousands):

Purchase Price
Balance Sheet Caption	Allocation
Total current assets	$1,767
Fixed assets	2,273
Identified intangible asset - supply agreement	4,700
Goodwill	1,408
Total assets	10,148
Total current liabilities	(148)
Purchase price	$10,000

Break Out of Components of Purchase Price Consideration
Term loan (note 7)	$7,500
Common stock issued (note 9)	1,500
Cash received from exercise of stock option	1,000
Purchase price	$10,000

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

During the three and nine months ended June 30, 2018, the Printing Components Business recorded $3.1 million and $11.2 million of net revenue, respectively.  Because the Printing Components Business was closely aligned with Phoenix’s existing business, including the overlap of customers, its operations were immediately integrated into Phoenix’s operations, and financial metrics other than net revenue were not separately tracked, and therefore, not disclosed.

During the three and nine months ended June 30, 2018, the Company incurred $0 and $0.1 million respectively, of acquisition-related costs in connection with the Printing Components Business acquisition, which were expensed to selling, general and administrative expense.

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

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following schedule reflects the fair value of assets acquired and liabilities assumed on the CMO Business Purchase Date and the purchase price details (in thousands):

Purchase Price
Balance Sheet Caption	Allocation
Total current assets	$3,947
Fixed assets	553
Identified intangible assets:
Customer relationships	3,790
Supply agreements/contract backlog	5,418
Non-compete agreements	250
Goodwill	1,547
Total assets	15,505
Total current liabilities	(2,760)
Purchase price	$12,745

Break Out of Components of Purchase Price Consideration
Line of credit (note 7)	$5,500
Common stock issued (note 9)	4,708
Cash	2,537
Purchase price	$12,745

During the three and nine months ended June 30, 2018, the CMO Business recorded $8.7 million and $25.7 million of net revenue, respectively.  Because the CMO Business has been integrated into Faneuil’s operations, financial metrics other than net revenue were not separately tracked, and therefore, not disclosed.

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

Faneuil.  The percentage of Faneuil net revenue derived from its significant customers was as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
Customer A	16.4%	17.9%	15.1%	18.5%
Customer B	11.8	**	10.5	**
Customer C	**	**	11.8	13.8
Customer D	**	**	**	10.9

**	Less than 10% of Faneuil net revenue.

Trade receivables from these customers totaled $5.3 million on June 30, 2018.  As of June 30, 2018, all Faneuil accounts receivable were unsecured.  The risk with respect to accounts receivable is mitigated by credit evaluations performed on customers and the short duration of payment terms extended to customers.

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Carpets.  The percentage of Carpets net revenue derived from its significant customers was as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
Customer A	27.9%	20.3%	28.3%	24.9%
Customer B	19.9	18.2	20.5	17.7
Customer C	19.3	38.4	21.8	33.6

Trade receivables from these customers totaled $4.0 million on June 30, 2018.  As of June 30, 2018, all Carpets accounts receivable were unsecured.  The risk with respect to accounts receivable is mitigated by credit evaluations performed on customers and the short duration of payment terms extended to customers.

Phoenix.  The percentage of Phoenix net revenue derived from its significant customers was as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
Customer A	16.8%	**	17.1%	**
Customer B	16.7	13.5%	18.0	18.1%
Customer C	11.4	11.4	**	10.0
Customer D	10.9	12.2	10.4	11.5

**	Less than 10% of Phoenix net revenue.

Trade receivables from these customers totaled $4.3 million on June 30, 2018.  As of June 30, 2018, all Phoenix accounts receivable were unsecured.  The risk with respect to accounts receivable is mitigated by credit evaluations performed on customers and the short duration of payment terms extended to customers.

Supplier Risk

ALJ did not have any suppliers that represented more than 10% of consolidated inventory purchases.  However, two of ALJ’s segments had suppliers that represented more than 10% of their respective inventory purchases, as described below.

Carpets.  The percentage of Carpets inventory purchases from its significant suppliers was as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
Supplier A	22.2%	26.2%	22.7%	27.0%
Supplier B	21.9	24.1	19.2	22.1
Supplier C	14.4	11.6	13.9	11.2

**	Less than 10% of Carpets inventory purchases.

If these suppliers were unable to provide materials on a timely basis, Carpets management believes alternative suppliers could provide the required materials with minimal disruption to the business.

Phoenix.  The percentage of Phoenix inventory purchases from its significant suppliers was as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
Supplier A	22.9%	25.0%	27.5%	28.3%
Supplier B	**	**	**	10.2

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

If these suppliers were unable to provide materials on a timely basis, Phoenix management believes alternative suppliers could provide the required supplies with minimal disruption to the business.

5. COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

Accounts Receivable, Net

The following table summarizes accounts receivable at the end of each reporting period (in thousands):

	June 30,	September 30,
	2018	2017
Accounts receivable	$37,150	$47,216
Unbilled receivables	5,439	3,071
Accounts receivable	42,589	50,287
Less: Allowance for doubtful accounts	(210)	(830)
Accounts receivable, net	$42,379	$49,457

Inventories, Net

The following table summarizes inventories at the end of each reporting period (in thousands):

	June 30,	September 30,
	2018	2017
Raw materials	$3,779	$3,127
Semi-finished goods/work in process	2,679	4,064
Finished goods	2,058	2,378
Inventories	8,516	9,569
Less: Allowance for obsolete inventory	(246)	(193)
Inventories, net	$8,270	$9,376

Property and Equipment

The following table summarizes property and equipment at the end of each reporting period (in thousands):

	June 30,	September 30,
	2018	2017
Machinery and equipment	$24,977	$22,753
Building and improvements	16,323	15,593
Software	15,349	12,276
Computer and office equipment	10,946	10,344
Land	9,267	9,167
Leasehold improvements	9,380	8,997
Furniture and fixtures	3,607	3,595
Vehicles	306	229
Construction in process	699	136
Property and equipment	90,854	83,090
Less: Accumulated depreciation and amortization	(38,733)	(28,755)
Property and equipment, net	$52,121	$54,335

Property and equipment depreciation and amortization expense, including amounts related to capitalized leased assets, was $3.3 million and $3.0 million for the three months ended June 30, 2018 and 2017, respectively, and $10.3 million and $9.0 million for the nine months ended June 30, 2018 and 2017, respectively.

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Goodwill

The following table summarizes goodwill by reportable segment at the end of each reporting period (in thousands):

	June 30,	September 30,
	2018	2017
Faneuil	$21,276	$21,276
Carpets	2,555	2,555
Phoenix	32,541	31,133
Goodwill	$56,372	$54,964

Intangible Assets

The following table summarizes identified intangible assets at the end of each reporting period (in thousands):

	June 30, 2018			September 30, 2017
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer relationships	$34,400	$(9,608)	$24,792	$34,400	$(7,446)	$26,954
Trade names	10,760	(1,466)	9,294	10,760	(1,143)	9,617
Supply agreements/contract backlog	10,358	(1,482)	8,876	5,658	(420)	5,238
Non-compete agreements	3,030	(2,373)	657	3,030	(1,858)	1,172
Internal software	580	(455)	125	580	(382)	198
Totals	$59,128	$(15,384)	$43,744	$54,428	$(11,249)	$43,179

Intangible asset amortization expense was $1.4 million and $1.1 million for the three months ended June 30, 2018 and 2017, respectively, and $4.1 million and $3.1 million for the nine months ended June 30, 2018 and 2017, respectively.

The following table presents expected future amortization expense for the remainder of fiscal 2018 and yearly thereafter (in thousands):

Estimated Future Amortization
Remainder of Fiscal 2018	$1,344
Fiscal 2019	5,099
Fiscal 2020	4,800
Fiscal 2021	4,485
Fiscal 2022	4,067
Thereafter	23,949
Total	$43,744

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Debt

The following table summarizes ALJ’s line of credit, and current and noncurrent term loan payables at the end of each reporting period (in thousands):

	June 30,	September 30,
	2018	2017
Line of credit:
Line of credit	$3,000	$5,500
Less: deferred loan costs	(189)	(170)
Line of credit, net of deferred loan costs	$2,811	$5,330
Current portion of term loan:
Current portion of term loan	$9,187	$12,764
Less: deferred loan costs	(909)	(916)
Current portion of term loan, net of deferred loan costs	$8,278	$11,848
Term loan payable, less current portion:
Term loan payable, less current portion	$78,179	$78,254
Less: deferred loan costs	(928)	(1,501)
Term loan payable, less current portion, net of deferred loan costs	$77,251	$76,753

Accrued Expenses

The following table summarizes accrued expenses at the end of each reporting period (in thousands):

	June 30,	September 30,
	2018	2017
Accrued compensation and related taxes	$6,959	$7,370
Legal and other	1,902	1,466
Rebates payable	1,486	2,014
Interest payable	756	651
Medical and benefit-related payables	565	431
Accrued board of director fees	541	370
Deferred rent	184	208
Sales tax payable	178	151
Accrued expenses	$12,571	$12,661

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

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6. (LOSS) EARNINGS PER SHARE

ALJ computed basic and diluted (loss) earnings per share of common stock for each period as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
Net (loss) income	$(2,896)	$960	$(8,554)	$1,903
Weighted average shares of common stock outstanding - basic	37,921	35,139	37,801	34,763
Potentially dilutive effect of options to purchase common stock	—	1,025	—	1,117
Weighted average shares of common stock outstanding – diluted	37,921	36,164	37,801	35,880
Basic (loss) earnings per share of common stock	$(0.08)	$0.03	$(0.23)	$0.05
Diluted (loss) earnings per share of common stock	$(0.08)	$0.03	$(0.23)	$0.05

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

Stock options to purchase 1,564,000 shares of common stock were not considered in calculating ALJ’s diluted earnings per common share for the three and nine months ended June 30, 2018 as their effect would be anti-dilutive.

7. DEBT

Term Loan and Line of Credit

In August 2015, ALJ entered into a financing agreement (“Financing Agreement”) with Cerberus Business Finance, LLC (“Cerberus”), to borrow $105.0 million in a term loan (“Cerberus Term Loan”) and have available up to $30.0 million in a revolving loan (“Cerberus/PNC Revolver,” and together with the Cerberus Term Loan, the “Cerberus Debt”).  ALJ has subsequently entered into three amendments to the Financing Agreement.  The Financing Agreement and the three amendments thereto are summarized below (in thousands):

Description	Use of Proceeds	Origination Date	Interest Rate *	Quarterly Payments	Balance at June 30, 2018
Term Loan:
Financing Agreement	Phoenix acquisition	August 2015	7.99% to 8.85%	$1,969	$72,718
First Amendment	Color Optics acquisition	July 2016	7.99% to 8.85%	187	7,894
Third Amendment	Printing Components Business acquisition	October 2017	7.99% to 8.85%	141	6,754
			Totals	$2,297	$87,366
Line of Credit:
Cerberus/PNC Revolver	Working capital	August 2015	10.0% to 10.75%	$—	$—
Second Amendment	CMO Business acquisition	May 2017	7.99% to 8.85%	—	3,000
			Totals	$—	$3,000

*	Range of annual interest rates accrued during the nine months ended June 30, 2018.

Interest payments are due in arrears on the first day of each month.  Quarterly principal payments are due on the last day of each fiscal quarter.  Annual principal payments equal to 75% of ALJ’s excess cash flow (“ECF”), as defined in the Financing Agreement, are due upon delivery of the audited financial statements.  During December 2017, ALJ made an ECF payment of $4.1 million.  During May 2018, ALJ made a mandatory payment of $0.1 million as a result of receiving proceeds from sales of assets.  A final balloon payment is due at maturity, August 14, 2020.  There is a prepayment penalty equal to 1% if the Cerberus Term Loan is repaid prior to August 2018.  ALJ may make payments of up to $7.0 million against the loan with no penalty.

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Cerberus Debt is secured by substantially all the Company’s assets and imposes certain limitations on the Company, including its ability to incur debt, grant liens, initiate certain investments, declare dividends and dispose of assets.  The Cerberus Debt also requires ALJ to comply with certain debt covenants.  As of June 30, 2018, ALJ was in compliance with all debt covenants and had unused borrowing capacity of $16.5 million.

Deferred Loan Costs

In October 2017, in connection with the Third Amendment, ALJ paid legal and other fees totaling $0.3 million, which were added to deferred loan costs and are being amortized to interest expense over the life of the Third Amendment.

Contingent Loan Costs

As part of the Second Amendment, ALJ paid Cerberus an amendment fee. Additionally, as part of the Second Amendment, ALJ is required to pay a fee in each of three consecutive annual periods commencing May 27, 2018 and ending on the termination date, if at any time during each annual period there are any amounts outstanding on the Cerberus/PNC Revolver (“Contingent payments”).   Such Contingent Payments become due and payable on the first day within each annual period there is an outstanding balance on the Cerberus/PNC Revolver.  During the three months ended June 30, 2018, ALJ paid the first Contingent Payment, which was added to deferred loan costs and is being amortized to interest expense through April 30, 2019.

Cerberus Debt Estimated Future Minimum Payments

Estimated future minimum payments are as follows (in thousands):

Year Ending June 30,	Future Minimum Payments
2019	$9,187
2020	9,187
2021*	71,992
Total	$90,366

*	The majority of this amount is the final balloon payment due at maturity, August 14, 2020.

Capital Lease Obligations

Faneuil and Phoenix lease equipment under noncancelable capital leases. As of June 30, 2018, future minimum payments under non-cancelable capital leases with initial or remaining terms of one year or more are as follows (in thousands):

Year Ending June 30,	Estimated Future Payments
2019	$3,394
2020	2,421
2021	1,498
2022	535
2023	535
Thereafter	301
Total minimum required payments	8,684
Less: current portion of capital lease obligations	(3,161)
Less: imputed interest	(545)
Capital lease obligations, less current portion	$4,978

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases real estate, equipment, and vehicles under noncancellable operating leases. As of June 30, 2018, future minimum rental commitments under noncancellable leases were as follows (in thousands):

Year Ending June 30,	Future Minimum Lease Payments
2019	$6,110
2020	5,076
2021	4,142
2022	2,862
2023	2,702
Thereafter	15,967
Total	$36,859

Employment Agreements

ALJ maintains employment agreements with certain key executive officers that provide for a base salary and annual bonus to be determined by the Board of Directors.  The agreements also provide for termination payments, which includes base salary and performance bonus, stock options, non-competition provisions, and other terms and conditions of employment.  As of June 30, 2018, termination payments related to base salary totaled $1.3 million.

Surety Bonds

As part of Faneuil’s normal course of operations, certain customers require surety bonds guaranteeing the performance of a contract.  As of June 30, 2018, the face value of such surety bonds, which represents the maximum cash payments that Faneuil’s surety would be obligated to pay under certain circumstances of non-performance, was $29.6 million.  To date, Faneuil’s surety has not made any non-performance payments.

Litigation, Claims, and Assessments

Faneuil, Inc. v. 3M Company

On September 22, 2016, Faneuil filed a complaint against 3M Company (“3M”) in the Circuit Court for the City of Richmond, Virginia.  The dispute arose out of a subcontract entered into between 3M and Faneuil in relation to a toll road project in Portsmouth, Virginia.  In its complaint, Faneuil sought recovery of $5.1 million based on three causes of action: breach of contract, breach of the implied covenant of good faith and fair dealing, and unjust enrichment.

On October 14, 2016, 3M filed its answer and counterclaim against Faneuil.  In its counterclaim, 3M sought recovery in excess of $10.0 million based on three claims:  breach of contract/indemnification, breach of the implied covenant of good faith and fair dealing, and unjust enrichment.  3M’s counterclaim alleged it incurred approximately $3.2 million in damages payable to ERC as a result of Faneuil’s conduct and sought indemnification of an additional $10.0 million in damages incurred as a result of continued performance under its contract with ERC.

The matter was tried in a bench trial from April 30, 2018 through May 2, 2018.  On May 15, 2018, the Circuit Court for the City of Richmond, Virginia (the “Richmond Circuit Court”) issued its opinion, which dismissed both Faneuil’s complaint and 3M’s counterclaim with prejudice.  No monetary damages were awarded to either Faneuil or 3M.   As a result of the Richmond Circuit Court’s opinion, ALJ recorded a non-cash litigation loss of $2.9 million, which was included with selling, general and administrative expense during the three and nine months ended June 30, 2018.

McNeil, et al. v. Faneuil, Inc.

Tammy McNeil, a former Faneuil call center employee, filed a Fair Labor Standards Act collective action case against Faneuil in federal court in Newport News, Virginia in 2015.  The class action asserted various timekeeping and overtime violations, which Faneuil denied.  On June 6, 2017, the case was settled by the parties as part of a court-ordered mediation, for $0.3 million in damages,

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

plus plaintiff’s attorney fees.  Because the parties could not agree on the dollar amount of plaintiff’s attorney fees, both parties agreed to allow the court to determine the amount.  The court awarded $0.7 million in attorney’s fees and overruled Faneuil’s objections to the recommendation of the magistrate judge relating to that amount.  Neither party appealed the decision.  As of June 30, 2018, all material amounts were paid.

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

On February 23, 2018, plaintiffs Trax and Cilley filed a proposed class action against Faneuil and one of its clients, the Transportation Corridor Agencies, in the United States District Court for the Southern District of California (“US District Court - Southern California”).  The plaintiffs allege claims for violations of the Fair Debt Collection Practices Act, the state law corollary and California’s unfair competition law.  Plaintiffs’ claims arise out of collections-related activity that Faneuil does not perform under its contract with the Transportation Corridor Agencies. Faneuil therefore believes the case is entirely without merit and intends to defend it vigorously.  Faneuil has filed a motion to dismiss and both sides have presented arguments on such motion to the US District Court - Southern California.  As of the filing of this Form 10-Q, no decision from the US District Court - Southern California on Faneuil’s motion to dismiss had been received.

Thornton v. ALJ Regional Holdings, Inc., et al.

On September 21, 2016, plaintiffs Clifford Thornton and Tracey Thornton filed a complaint in the Nevada District Court for Clark County against ALJ, Carpets, Steve Chesin, and Jess Ravich.  The complaint includes claims for (1) fraud, (2) bad faith, (3) civil conspiracy, (4) unjust enrichment, (5) wrongful termination, (6) intentional infliction of emotional distress, (7) negligent infliction of emotional distress, and (8) loss of marital consortium. On November 1, 2016, the defendants filed an answer to the complaint generally denying all claims. The parties are engaged in substantive discovery at this time.  ALJ and Carpets believe this action is without merit and intend to defend it vigorously.

Other Litigation

We and our subsidiaries have been named in, and from time to time may become named in, various other lawsuits or threatened actions that are incidental to our ordinary business. Litigation is inherently unpredictable. Any claims against us, whether meritorious or not, could be time-consuming, cause us to incur costs and expenses, require significant amounts of management time and result in the diversion of significant operational resources. The results of these lawsuits and actions cannot be predicted with certainty. We concluded as of June 30, 2018 that the ultimate resolution of these matters (including the matters described above), will not have a material adverse effect on our business, consolidated financial position, results of operations or cash flows.

9. EQUITY

Common Stock Activity during the Nine Months Ended June 30, 2018

ALJ’s common stock activity for the nine months ended June 30, 2018 consisted of the following:

•	Sold 477,706 shares of common stock, at $3.14 per share, to two unaffiliated shareholders in connection with financing the Moore-Langen acquisition (note 3).
•

Issued 102,102 shares of common stock to members of ALJ’s Board of Directors as compensation for the period from July 1, 2016 to June 30, 2017 and accrued at September 30, 2017.  See “Common Stock Awards” below for further discussion.

•	Issued 300,000 shares of common stock upon the exercise of options at a weighted-average exercise price of $0.93 per share.

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Common Stock Activity during the Nine Months Ended June 30, 2017

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

Stock-Based Compensation.

The following table sets forth the total stock-based compensation expense included in selling, general and administrative expense on ALJ’s Statements of Operations (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
Stock options	$142	$121	$500	$308
Common stock awards	107	85	312	255
Total stock-based compensation expense	$249	$206	$812	$563

At June 30, 2018, ALJ had approximately $0.7 million of total unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of approximately 1.8 years.

Stock Option Awards.  During December 2017, ALJ granted an option to purchase 10,000 shares of ALJ common stock with a total estimated fair value of less than $0.1 million.  ALJ estimated the fair value of the option on the grant date using the Black-Scholes valuation model under the following assumptions:  weighted average expected option life of 6.0 years, weighted average expected volatility of 48.4%, expected dividend yield of 0%, and weighted-average risk-free interest rate of 2.1%.

During May and June 2017, ALJ granted options to purchase 320,000 shares of ALJ common stock with a total estimated fair value of approximately $0.4 million.  ALJ estimated the fair value of the options on the respective grant date using the Black-Scholes valuation model under the following assumptions:  weighted-average expected option life in years of 5.2 years, weighted average expected volatility of 46.7%, expected dividend yield of 0%, and weighted-average risk-free interest rate of 1.7%.

The “intrinsic value” of options is the excess of the value of ALJ stock over the exercise price of such options.  The total intrinsic value of options outstanding (of which all are vested) was approximately $0.1 million at June 30, 2018.

Common Stock Awards.

Members of ALJ’s Board of Directors receive a director compensation package that includes an annual common stock award.  In connection with such awards, ALJ recorded stock-based compensation expense of $0.1 million for both the three months ended June 30, 2018 and 2017, and $0.3 million for both the nine months ended June 30, 2018 and 2017.

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

Federal Corporate Tax Rate Reduction.  The Tax Reform Law reduces the federal corporate tax rate from 35% to 21% effective January 1, 2018. Pursuant to Section 15 of the Internal Revenue Code (“IRC”), ALJ will apply a blended corporate tax rate of 28.1%, which is based on the applicable tax rates before and after the Tax Reform Law and the number of days in ALJ’s initial tax year under the Tax Reform Law, which ends June 30, 2018. Subsequent to June 30, 2018, the federal corporate tax rate will be 21%.

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Pursuant to ASC Topic 740-10, “Income Taxes,” ALJ recognized the effect of the Tax Reform Law on deferred tax assets and liabilities during its first fiscal quarter of 2018, which ended December 31, 2017.  As a result of the enacted reduction in the federal corporate income tax rate, ALJ recorded a one-time, non-cash increase to deferred income tax expense of $4.1 million to revalue ALJ’s net deferred tax asset.  The resulting $4.1 million decrease to ALJ’s net deferred tax asset was reasonably estimated, and based on the tax rates at which they are expected to reverse in the future.  ALJ will continue to analyze the provisions of the Tax Reform Law to assess the impact to ALJ’s consolidated financial statements.

11. RELATED-PARTY TRANSACTIONS

Harland Clarke Holdings Corp. (“Harland Clarke”), a stockholder who owns ALJ shares in excess of five percent, is a counterparty to Faneuil in two contracts.  One contract provides call center services to support Harland Clarke’s banking-related products and renews annually every April. The other contract provides dispatch services for managed print operations and concluded September 30, 2017.  Faneuil recognized revenue from Harland Clarke totaling $0.1 million and $0.2 million for the three and nine months ended June 30, 2018, respectively, and $0.2 million and $0.8 million for the three and nine months ended June 30, 2017, respectively. The associated cost of revenue was $0.1 million and $0.3 million for the three and nine months ended June 30, 2018, respectively, and $0.2 million and $0.8 million for the three and nine months ended June 30, 2017, respectively.  All revenue from Harland Clarke contained similar terms and conditions as those found in other transactions of this nature entered into by Faneuil.  Total accounts receivable from Harland Clarke was less than $0.1 million and $0.1 million at June 30, 2018 and September 30, 2017, respectively.

12. REPORTABLE SEGMENTS AND GEOGRAPHIC INFORMATION

Reportable Segments

As discussed in Note 1, ALJ has organized its business along three reportable segments (Faneuil, Carpets, and Phoenix), together with a corporate group for certain support services.  ALJ’s operating segments are aligned on the basis of products, services, and industry.  The Chief Operating Decision Maker (“CODM”) is ALJ’s Executive Chairman. The CODM manages the business, allocates resources to, and assesses the performance of each operating segment using information about its net revenue and segment adjusted EBITDA.  ALJ defines segment adjusted EBITDA as segment net income (loss) before depreciation and amortization, interest expense, litigation loss, restructuring expenses, stock-based compensation, acquisition-related expense, loss (gain) on sales of assets, net, provision for income taxes, and other non-recurring items.  Such amounts are detailed in our segment reconciliation below. The accounting policies for segment reporting are the same as for ALJ as a whole.

The following tables present ALJ’s segment information for the three and nine months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30, 2018
	Faneuil	Carpets	Phoenix	ALJ	Total
Net revenue	$43,893	$18,013	$27,754	$—	$89,660

Segment adjusted EBITDA	$3,604	$582	$6,021	$(621)	$9,586
Depreciation and amortization					(4,718)
Interest expense					(2,526)
Litigation loss (note 8)					(2,910)
Restructuring expenses					(779)
Stock-based compensation					(249)
Acquisition-related expenses					(106)
Loss (gain) on disposal of assets, net					(59)
Provision for income taxes					(1,135)
Net loss					$(2,896)

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Nine Months Ended June 30, 2018
	Faneuil	Carpets	Phoenix	ALJ	Total
Net revenue	$143,320	$53,354	$83,045	$—	$279,719

Segment adjusted EBITDA	$10,229	$(384)	$15,640	$(1,717)	$23,768
Depreciation and amortization					(14,401)
Interest expense					(7,979)
Litigation loss (note 8)					(2,910)
Restructuring expenses					(2,042)
Stock-based compensation					(812)
Acquisition-related expenses					(229)
Loss (gain) on disposal of assets, net					173
Provision for income taxes					(4,122)
Net loss					$(8,554)

	Three Months Ended June 30, 2017
	Faneuil	Carpets	Phoenix	ALJ	Total
Net revenue	$39,469	$18,458	$25,546	$—	$83,473

Segment adjusted EBITDA	$3,593	$437	$4,571	$(359)	$8,242
Depreciation and amortization					(4,164)
Interest expense					(2,302)
Restructuring expenses					(106)
Stock-based compensation					(206)
Acquisition-related expenses					(217)
Loss (gain) on disposal of assets, net					4
Other					(12)
Other income					298
Provision for income taxes					(577)
Net income					$960

	Nine Months Ended June 30, 2017
	Faneuil	Carpets	Phoenix	ALJ	Total
Net revenue	$114,242	$51,907	$74,237	$—	$240,386

Segment adjusted EBITDA	$10,284	$651	$13,771	$(1,583)	$23,123
Depreciation and amortization					(12,178)
Interest expense					(7,020)
Restructuring expenses					(200)
Stock-based compensation					(563)
Acquisition-related expenses					(217)
Loss (gain) on disposal of assets, net					(8)
Other income					298
Provision for income taxes					(1,332)
Net income					$1,903

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
•

Results of Operations. An analysis comparing our financial results for the three months ended June 30, 2018 to the three months ended June 30, 2017, and the nine months ended June 30, 2018 to the nine months ended June 30, 2017.

•

Liquidity and Capital Resources. An analysis comparing our cash flows for the nine months ended June 30, 2018 to the nine months ended June 30, 2017, and discussion of our financial condition and liquidity.

•	Contractual Obligations. Discussion of contractual obligations as of June 30, 2018.
•	Off-Balance Sheet Arrangements. Discussion of off-balance sheet arrangements as of June 30, 2018.
•

Critical Accounting Policies and Estimates.  Discussion of the significant estimates and judgments that affect the reported amounts of assets, liabilities, net revenue and expenses, and related disclosure of contingent assets and liabilities.

The following discussion should be read in conjunction with our consolidated financial statements and accompanying notes included in “Part I, Item 1 – Financial Statements.”  The following discussion contains a number of forward-looking statements that involve risks and uncertainties. Words such as "anticipates," "expects," "intends," "goals," "plans," "believes," "seeks," "estimates," "continues," "may," "will," "should," and variations of such words and similar expressions are intended to identify such forward-looking statements. Such statements are based on our current expectations and could be affected by the risk and uncertainties described in “Part II, Item 1A - Risk Factors.”  Our actual results may differ materially.

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

We continue to see our business evolve as we execute our strategy of buying attractively valued assets, such as the acquisition of the Printing Components Business by Phoenix on October 2, 2017, the acquisition of the CMO Business by Faneuil on May 26, 2017, and the acquisition of Color Optics by Phoenix on July 18, 2016.  In analyzing the financial impact of any potential acquisition, we focus on earnings, operating margin, cash flow and return on invested capital targets. We hire successful and experienced management teams to run each of our operating companies and incentivize them to drive higher profits. We are focused on increasing our net revenue at each of our operating subsidiaries by investing in sales and marketing, expanding into new products and markets, and evaluating and executing on tuck-in acquisitions, while continually examining our cost structures to drive higher profits.

Results of Operations

Our results of operations are impacted by the timing of acquisitions, including the CMO Business acquisition by Faneuil on May 26, 2017, and the Printing Components Business acquisition by Phoenix on October 2, 2017.

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

The following table sets forth certain condensed consolidated statements of operations data as a percentage of net revenue for each period as follows (in thousands, except per share amounts):

	Three Months Ended June 30, 2018		Three Months Ended June 30, 2017
		% of		% of
	Dollars	Net Revenue	Dollars	Net Revenue
Net revenue (1)
Faneuil	$43,893	49.0%	$39,469	47.3%
Carpets	18,013	20.1	18,458	22.1
Phoenix	27,754	31.0	25,546	30.6
Consolidated net revenue	89,660	100.0	83,473	100.0
Cost of revenue (2)
Faneuil	33,092	75.4	29,459	74.6
Carpets	14,745	81.9	14,640	79.3
Phoenix (3)	19,941	71.8	19,406	76.0
Consolidated cost of revenue	67,778	75.6	63,505	76.1
Selling, general and administrative expense (2)
Faneuil	10,107	23.0	6,635	16.8
Carpets	2,700	15.0	3,381	18.3
Phoenix	3,931	14.2	3,057	12.0
ALJ	977	—	565	—
Consolidated selling, general and administrative expense	17,715	19.8	13,638	16.3
Depreciation and amortization (2)
Faneuil	2,517	5.7	1,967	5.0
Carpets	203	1.1	183	1.0
Phoenix (4)	623	2.2	643	2.5
Consolidated depreciation and amortization expense	3,343	3.7	2,793	3.3
Loss (gain) on disposal of assets, net (2)
Phoenix	59	0.2	(4)	—
Consolidated loss (gain) on disposal of assets, net	59	0.1	(4)	—
Consolidated operating income	765	0.9	3,541	4.2
Interest expense (5)	(2,526)	(2.8)	(2,302)	(2.8)
Other income(5)	—	—	298	0.4
Provision for income taxes (5)	(1,135)	(1.3)	(577)	(0.7)
Net (loss) income (5)	$(2,896)	(3.2)	$960	1.2
Basic (loss) earnings per share of common stock	$(0.08)		$0.03
Diluted (loss) earnings per share of common stock	$(0.08)		$0.03

(1)	Percentage is calculated as segment net revenue divided by consolidated net revenue.
(2)	Percentage is calculated as a percentage of the respective segment net revenue.
(3)	Includes depreciation expense of $1.4 million for both the three months ended June 30, 2018 and 2017.
(4)

Primarily amortization of intangible assets.  Total depreciation and amortization expense for Phoenix, including depreciation expense captured in cost of revenue, was $2.0 million for both the three months ended June 30, 2018 and 2017.

(5)	Percentage is calculated as a percentage of consolidated net revenue.

Net Revenue

	Three Months Ended June 30,
(in thousands)	2018	2017	$ Change	% Change
Faneuil	$43,893	$39,469	$4,424	11.2%
Carpets	18,013	18,458	(445)	(2.4)
Phoenix	27,754	25,546	2,208	8.6
Consolidated net revenue	$89,660	$83,473	$6,187	7.4%

Faneuil Net Revenue

Faneuil net revenue for the three months ended June 30, 2018 was $43.9 million, an increase of $4.4 million, or 11.2%, compared to net revenue of $39.5 million for the three months ended June 30, 2017.  The increase was mainly attributable to a $5.1 million increase from the CMO Business acquisition, $1.5 million increase from new customers, offset by a $1.3 million decrease driven by the completion of customer contracts, and a $0.9 million decrease in existing customers.

The following table reflects the amount of Faneuil’s backlog, which represents multi-year contract deliverables, by the year Faneuil expects to recognize such net revenue (in millions):

	As of June 30,
	2018	2017
Within one year	$107.3	$100.0
Between one year and two years	92.0	62.4
Between two years and three years	41.9	61.4
Between three years and four years	14.0	30.7
Thereafter	3.8	4.4
Total Faneuil backlog	$259.0	$258.9

Carpets Net Revenue

Carpets net revenue for the three months ended June 30, 2018 was $18.0 million, a decrease of $0.4 million, or 2.4%, compared to net revenue of $18.5 million for the three months ended June 30, 2017.  The decrease was primarily attributable to declines in granite and cabinet sales.

Carpets’ backlog represents open purchase orders.  Carpets’ total contract backlog, which is expected to be fully realized within the next 12 months, as of June 30, 2018 was $15.2 million compared to $19.5 million as of June 30, 2017.  The decrease in Carpets’ backlog at June 30, 2018, compared to June 30, 2017, was the result of Carpets’ strategic move toward accepting jobs that yield a reasonable profit margin.

Phoenix Net Revenue

Phoenix net revenue for the three months ended June 30, 2018 was $27.8 million, an increase of $2.2 million, or 8.6%, compared to net revenue of $25.5 million for the three months ended June 30, 2017.  The increase was a result of the acquisition of the Printing Component Business, which contributed net revenue of $3.1 million during the three months ended June 30, 2018, offset by planned lower packaging sales.

The following table reflects the amount of Phoenix’s backlog, which represents executed contracts that contain minimum volume commitments over multiple years for future product deliveries, by the year Phoenix expects to recognize such net revenue (in millions):

	As of June 30,
	2018	2017
Within one year	$66.6	$58.1
Between one year and two years	56.1	50.3
Between two years and three years	19.6	43.8
Between three years and four years	10.0	9.3
Thereafter	5.0	—
Total Phoenix backlog	$157.3	$161.5

For further discussion of our subsidiaries’ backlog, see “Part II, Item 1A. Risk Factors - Risks Related to our Business Generally and our Common Stock - We may not receive the full amounts estimated under the contracts in our backlog, which could reduce our net revenue in future periods below the levels anticipated. This makes backlog an uncertain indicator of future operating results.”

Cost of Revenue

	Three Months Ended June 30,
(in thousands)	2018	2017	$ Change	% Change
Faneuil	$33,092	$29,459	$3,633	12.3%
As a percentage of net revenue	75.4%	74.6%
Carpets	14,745	14,640	105	0.7
As a percentage of net revenue	81.9%	79.3%
Phoenix	19,941	19,406	535	2.8
As a percentage of net revenue	71.8%	76.0%
Consolidated cost of revenue	$67,778	$63,505	$4,273	6.7%

Faneuil Cost of Revenue

Faneuil cost of revenue for the three months ended June 30, 2018 was $33.1 million, an increase of $3.6 million, or 12.3%, compared to cost of revenue of $29.5 million for the three months ended June 30, 2017.  The absolute dollar increase in cost of revenue was a direct result of the increased net revenue.  During the three months ended June 30, 2018, as compared to the three months ended June 30, 2017, cost of revenue as a percentage of segment net revenue increased slightly to 75.4% from 74.6% as a result of the integration of the CMO Business.

Carpets Cost of Revenue

Carpets cost of revenue for the three months ended June 30, 2018 was $14.7 million, an increase of $0.1 million, or 0.7%, compared to cost of revenue of $14.6 million for the three months ended June 30, 2017.  During the three months ended June 30, 2018, as compared to the three months ended June 30, 2017, cost of revenue as a percentage of segment net revenue increased to 81.9% from 79.3% as a result of higher labor and materials costs.

Phoenix Cost of Revenue

Phoenix cost of revenue for the three months ended June 30, 2018 was $19.9 million, an increase of $0.5 million, or 2.8% compared to cost of revenue of $19.4 million for the three months ended June 30, 2017.  The absolute dollar increase in cost of revenue was mainly attributable to increased net revenue associated with the aforementioned Printing Components Business acquisition.  During the three months ended June 30, 2018, as compared to the three months ended June 30, 2017, cost of revenue as a percentage of segment net revenue decreased to 71.8% from 76.0%, respectively, as a result of cost reductions.  Phoenix experiences normal fluctuations to cost of revenue as a percentage of net revenue as a result of changes to the mix of products sold.

Selling, General and Administrative Expense

	Three Months Ended June 30,
(in thousands)	2018	2017	$ Change	% Change
Faneuil	$10,107	$6,635	$3,472	52.3%
Carpets	2,700	3,381	(681)	(20.1)
Phoenix	3,931	3,057	874	28.6
ALJ	977	565	412	72.9
Consolidated selling, general and administrative expense	$17,715	$13,638	$4,077	29.9%

Faneuil Selling, General and Administrative Expense

Faneuil selling, general and administrative expense for the three months ended June 30, 2018 was $10.1 million, an increase of $3.5 million, or 52.3%, compared to selling, general and administrative expense of $6.6 million for the three months ended June 30, 2017.  The increase was primarily attributable to a $2.9 million non-cash litigation loss, $0.7 million increase from the CMO Business acquisition, $0.3 million from new customers, offset by reductions to existing customers of $0.3 million and concluded contracts of $0.1 million.  During the three months ended June 30, 2018 compared to the three months ended June 30, 2017, selling, general and administrative expense as a percentage of segment net revenue increased to 23.0% from 16.8% principally as a result of the aforementioned non-cash litigation loss.

Carpets Selling, General and Administrative Expense

Carpets selling, general and administrative expense was $2.7 million for the three months ended June 30, 2018, a decrease of $0.7 million, or 20.1%, compared to selling, general and administrative expense of $3.4 million for the three months ended June 30, 2017.  The decrease was primarily attributable to process improvements and cost reductions throughout the organization.  Selling, general and administrative expense as a percentage of segment net revenue decreased to 15.0% for the three months ended June 30, 2018 from 18.3% for the three months ended June 30, 2017, which was also attributable to process improvements and cost reductions.

Phoenix Selling, General and Administrative Expense

Phoenix selling, general and administrative expense for the three months ended June 30, 2018 was $3.9 million, an increase of $0.9 million, or 28.6%, compared to selling, general and administrative expense of $3.1 million for the three months ended June 30, 2017. The increase was mainly attributable to the Printing Component Business acquisition, and relocation and restructuring expense totaling $0.8 million to consolidate manufacturing facilities.  Selling, general and administrative expense as a percentage of segment net revenue increased to 14.2% for the three months ended June 30, 2018 from 12.0% for the three months ended June 30, 2017, which was mainly attributable to the relocation and restructuring expense incurred during the three months ended June 30, 2018.  Certain selling, general and administrative expenses do not fluctuate directly with net revenue.  As such, we expect selling, general and administrative expense as a percentage of net revenue to fluctuate.

ALJ Selling, General and Administrative Expense

ALJ selling, general and administrative expense for the three months ended June 30, 2018 was $1.0 million, an increase of $0.4 million, or 72.9%, compared to selling, general and administrative expense of $0.6 million for the three months ended June 30, 2017. The increase was primarily attributable to the hiring of a new full-time chief financial officer and additional personnel to support ALJ’s business, and acquisition-related legal expenses to support our strategy of acquisitions.  We expect selling, general and administrative expense to fluctuate in the future as we comply with SEC reporting requirements and regulations, and allocate certain expenses to our subsidiaries.

Depreciation and Amortization Expense

	Three Months Ended June 30,
(in thousands)	2018	2017	$ Change	% Change
Faneuil	$2,517	$1,967	$550	28.0%
Carpets	203	183	20	10.9
Phoenix	623	643	(20)	(3.1)
Consolidated depreciation and amortization expense	$3,343	$2,793	$550	19.7%

Faneuil Depreciation and Amortization Expense

Faneuil depreciation and amortization expense for the three months ended June 30, 2018 was $2.6 million, an increase of $0.6 million, or 28.0%, compared to depreciation and amortization expense of $2.0 million for the three months ended June 30, 2017.  The increase was mainly attributable to the CMO Business acquisition, and to a lesser extent capital equipment purchased to support new and expanded contracts.  Because each Faneuil contract requires capital investment and infrastructure such as lease buildouts, Faneuil depreciation and amortization expense is impacted by the timing of new contracts and the completion of existing contracts.

Carpets Depreciation and Amortization Expense

Carpets depreciation and amortization expense for both the three months ended June 30, 2018 and 2017 was $0.2 million.  The increase of less than $0.1 million, or 10.9%, was attributable to the installation of automation machinery to support the new granite and stone facility.

Phoenix Depreciation and Amortization Expense

Phoenix depreciation and amortization expense consists primarily of amortization of acquisition-related intangible assets.  Depreciation and amortization expense remained relatively unchanged at $0.6 million for both the three months ended June 30, 2018 and 2017.

Interest Expense

Interest expense for the three months ended June 30, 2018 was $2.5 million, an increase of $0.2 million, or 9.7%, compared to interest expense of $2.3 million for the three months ended June 30, 2017.  The increase was attributable to the increased weighted-average outstanding balance on our line of credit to fund the CMO Business acquisition and working capital requirements, increased interest rates, $0.2 million increased amortization of deferred loan costs, and the $7.5 million increased borrowing on our term loan to acquire the Printing Components Business, partially offset by reduced interest resulting from quarterly principal payments.

Other Income

Other income for the three months ended June 30, 2017 related to a one-time derecognition of a liability for discontinued business operations, which management determined was no longer required.

Income Taxes

We recorded a provision for income taxes of $1.1 million for the three months ended June 30, 2018 compared to a provision for income taxes of $0.6 million for the three months ended June 30, 2017 as a result of adjustments to our net operating loss (“NOL”) deferred tax assets.  The effective tax rate during the three months ended June 30, 2018 compared to the three months ended June 30, 2017 was impacted by the reduced corporate income tax rates as part of the tax reform legislation enacted on December 22, 2017 (the “Tax Reform Law”).

Segment Adjusted EBITDA

Segment adjusted EBITDA is a financial measure used by our management and chief operating decision maker (“CODM”) to manage the business, allocate resources, and assess the performance of each operating segment.  ALJ defines segment adjusted EBITDA as segment net income (loss) before depreciation and amortization, interest expense, litigation loss, restructuring expenses, stock-based compensation, acquisition-related expense, loss (gain) on sales of assets, net, provision for income taxes, and other non-recurring items.

The following table summarizes segment adjusted EBITDA.

	Three Months Ended June 30,
(in thousands)	2018	2017	$ Change	% Change
Faneuil	$3,604	$3,593	$11	0.3%
Carpets	582	437	145	33.2
Phoenix	6,021	4,571	1,450	31.7
ALJ	(621)	(359)	(262)	(73.0)
Segment adjusted EBITDA	$9,586	$8,242	$1,344	16.3%

Faneuil Segment Adjusted EBITDA

Faneuil segment adjusted EBITDA for both the three months ended June 30, 2018 and 2017 was basically flat at $3.6 million.  Higher expenses related to new technology, training and call handling for the new CMO Business offset the increased net revenue recognized from the new CMO Business contracts.

Carpets Segment Adjusted EBITDA

Carpets segment adjusted EBITDA for the three months ended June 30, 2018 was $0.6 million compared to segment adjusted EBITDA of $0.4 million for the three months ended June 30, 2017.   The three months ended June 30, 2018 was positively impacted by process improvements and cost reductions, partially offset by higher material, labor, and customer service costs.

Phoenix Segment Adjusted EBITDA

Phoenix segment adjusted EBITDA for the three months ended June 30, 2018 was $6.0 million compared to segment adjusted EBITDA of $4.6 million for the three months ended June 30, 2017.  The increase was a result of the Printing Component Business acquisition somewhat offset by planned reduced net revenues in packaging.

ALJ Segment Adjusted EBITDA

ALJ segment adjusted EBITDA for the three months ended June 30, 2018 was $(0.6) million compared to segment adjusted EBITDA of $(0.4) million for the three months ended June 30, 2017.  The three months ended June 30, 2018 was impacted by the hiring of a full-time chief financial officer and other headcount to support ALJ’s business, and acquisition-related legal expenses.

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

Nine Months Ended June 30, 2018 Compared to Nine Months Ended June 30, 2017

The following table sets forth certain condensed consolidated statements of operations data as a percentage of net revenue for each period as follows (in thousands, except per share amounts):

	Nine Months Ended June 30, 2018		Nine Months Ended June 30, 2017
		% of		% of
	Dollars	Net Revenue	Dollars	Net Revenue
Net revenue (1)
Faneuil	$143,320	51.2%	$114,242	47.5%
Carpets	53,354	19.1	51,907	21.6
Phoenix	83,045	29.7	74,237	30.9
Consolidated net revenue	279,719	100.0	240,386	100.0
Cost of revenue (2)
Faneuil	110,662	77.2	86,523	75.7
Carpets	44,380	83.2	42,679	82.2
Phoenix (3)	61,885	74.5	55,491	74.7
Consolidated cost of revenue	216,927	77.6	184,693	76.8
Selling, general and administrative expense (2)
Faneuil	25,339	17.7	17,652	15.5
Carpets	9,372	17.6	8,577	16.5
Phoenix	11,839	14.3	9,168	12.3
ALJ	2,635	—	2,146	—
Consolidated selling, general and administrative expense	49,185	17.6	37,543	15.6
Depreciation and amortization (2)
Faneuil	7,700	5.4	5,720	5.0
Carpets	641	1.2	537	1.0
Phoenix (4)	1,892	2.3	1,928	2.6
Consolidated depreciation and amortization expense	10,233	3.7	8,185	3.4
(Gain) loss on disposal of assets, net (2)
Phoenix	(173)	(0.2)	8	—
Consolidated (gain) loss on disposal of assets, net	(173)	(0.1)	8	—
Consolidated operating income	3,547	1.3	9,957	4.1
Interest expense (5)	(7,979)	(2.9)	(7,020)	(2.9)
Other income(5)	—	—	298	0.1
Provision for income taxes (5)	(4,122)	(1.5)	(1,332)	(0.6)
Net (loss) income (5)	$(8,554)	(3.1)	$1,903	0.8
Basic (loss) earnings per share of common stock	$(0.23)		$0.05
Diluted (loss) earnings per share of common stock	$(0.23)		$0.05
(1)	Percentage is calculated as segment net revenue divided by consolidated net revenue.
(2)	Percentage is calculated as a percentage of the respective segment net revenue.
(3)	Includes depreciation expense of $4.2 million and $4.0 million for the nine months ended June 30, 2018 and 2017, respectively.
(4)

Primarily amortization of intangible assets.  Total depreciation and amortization expense for Phoenix, including depreciation expense captured in cost of revenue, was $6.1 million and $5.9 million for the nine months ended June 30, 2018 and 2017, respectively.

(5)	Percentage is calculated as a percentage of consolidated net revenue.

Net Revenue

	Nine Months Ended June 30,
(in thousands)	2018	2017	$ Change	% Change
Faneuil	$143,320	$114,242	$29,078	25.5%
Carpets	53,354	51,907	1,447	2.8
Phoenix	83,045	74,237	8,808	11.9
Consolidated net revenue	$279,719	$240,386	$39,333	16.4%

Faneuil Net Revenue

Faneuil net revenue for the nine months ended June 30, 2018 was $143.3 million, an increase of $29.1 million, or 25.5%, compared to net revenue of $114.2 million for the nine months ended June 30, 2017. The increase was mainly attributable to a $22.1 million increase from the CMO Business acquisition and a $10.8 million increase from new customers, partly offset by a $5.1 million decrease driven by the completion of customer contracts, and a $1.2 million decrease in revenue from existing customers.

Carpets Net Revenue

Carpets net revenue for the nine months ended June 30, 2018 was $53.4 million, an increase of $1.4 million, or 2.8%, compared to net revenue of $51.9 million for nine months ended June 30, 2017.  The slight increase was primarily attributable to higher volumes from builder and commercial sales.

Phoenix Net Revenue

Phoenix net revenue for the nine months ended June 30, 2018 was $83.0 million, an increase of $8.8 million, or 11.9%, compared to net revenue of $74.2 million for the nine months ended June 30, 2017.  The increase was a result of the acquisition of the Printing Component Business, which contributed net revenue of $11.2 million during the nine months ended June 30, 2018.  This increase was offset by a decrease in revenue from the remaining business of $2.4 million during the nine months ended June 30, 2018 compared to the nine months ended June 30, 2017, due to lower volumes primarily for packaging and to a lesser extent for books.

Cost of Revenue

	Nine Months Ended June 30,
(in thousands)	2018	2017	$ Change	% Change
Faneuil	$110,662	$86,523	$24,139	27.9%
As a percentage of net revenue	77.2%	75.7%
Carpets	44,380	42,679	1,701	4.0
As a percentage of net revenue	83.2%	82.2%
Phoenix	61,885	55,491	6,394	11.5
As a percentage of net revenue	74.5%	74.7%
Consolidated cost of revenue	$216,927	$184,693	$32,234	17.5%

Faneuil Cost of Revenue

Faneuil cost of revenue for the nine months ended June 30, 2018 was $110.7 million, an increase of $24.1 million, or 27.9%, compared to cost of revenue of $86.5 million for the nine months ended June 30, 2017.  The absolute dollar increase in cost of revenue was a direct result of the increased net revenue.  During the nine months ended June 30, 2018, as compared to the nine months ended June 30, 2017, cost of revenue as a percentage of segment net revenue increased to 77.2% from 75.7% as a result of the integration of the CMO Business.

Carpets Cost of Revenue

Carpets cost of revenue for the nine months ended June 30, 2018 was $44.4 million, an increase of $1.7 million, or 4.0%, compared to cost of revenue of $42.7 million for the nine months ended June 30, 2017.  The absolute dollar increase in cost of revenue was a direct result of increased net revenue.  During the nine months ended June 30, 2018, as compared to the nine months ended June 30, 2017, cost of revenue as a percentage of segment net revenue increased to 83.2% from 82.2% as a result of higher labor and materials costs.

Phoenix Cost of Revenue

Phoenix cost of revenue for the nine months ended June 30, 2018 was $61.9 million, an increase of $6.4 million, or 11.5% compared to cost of revenue of $55.5 million for the nine months ended June 30, 2017.  The absolute dollar increase in cost of revenue was mainly attributable to increased net revenue associated with the aforementioned Printing Components Business acquisition.  During the nine months ended June 30, 2018, as compared to the nine months ended June 30, 2017, cost of revenue as a percentage of segment net revenue was flat at 74.5% and 74.7%, respectively.  Phoenix experiences normal fluctuations to cost of revenue as a percentage of segment net revenue as a result of changes to the mix of products sold.

Selling, General and Administrative Expense

	Nine Months Ended June 30,
(in thousands)	2018	2017	$ Change	% Change
Faneuil	$25,339	$17,652	$7,687	43.5%
Carpets	9,372	8,577	795	9.3
Phoenix	11,839	9,168	2,671	29.1
ALJ	2,635	2,146	489	22.8
Consolidated selling, general and administrative expense	$49,185	$37,543	$11,642	31.0%

Faneuil Selling, General and Administrative Expense

Faneuil selling, general and administrative expense for the nine months ended June 30, 2018 was $25.3 million, an increase of $7.7 million, or 43.5%, compared to selling, general and administrative expense of $17.7 million for the nine months ended June 30, 2017.  The increase was primarily attributable to $3.4 million increase from the CMO Business acquisition, $2.9 million non-cash litigation loss, $1.3 million increase to support new customers, and $0.4 million increase to support existing customers, offset by concluded contracts of $0.3 million.  During the nine months ended June 30, 2018 compared to the nine months ended June 30, 2017, selling, general and administrative expense as a percentage of segment net revenue increased to 17.7% from 15.5% principally as a result of the aforementioned non-cash litigation loss.

Carpets Selling, General and Administrative Expense

Carpets selling, general and administrative expense was $9.4 million for the nine months ended June 30, 2018, an increase of $0.8 million, or 9.3%, compared to selling, general and administrative expense of $8.6 million for the nine months ended June 30, 2017.  The increase was primarily attributable to higher labor costs and increased insurance premiums, slightly offset by reduced legal fees.  Selling, general and administrative expense as a percentage of segment net revenue increased to 17.6% for the nine months ended June 30, 2018 from 16.5% for the nine months ended June 30, 2017 as a result of incurring additional expenses earlier in the fiscal year, including an additional bad debt reserve and equipment maintenance, which do not fluctuate with net revenue.

Phoenix Selling, General and Administrative Expense

Phoenix selling, general and administrative expense for the nine months ended June 30, 2018 was $11.8 million, an increase of $2.7 million, or 29.1%, compared to selling, general and administrative expense of $9.2 million for the nine months ended June 30, 2017.  The increase was mainly attributable to the Printing Component Business acquisition, and non-recurring relocation and restructuring expense totaling $2.0 million to consolidate manufacturing facilities.  Selling, general and administrative expense as a percentage of segment net revenue increased to 14.3% for the nine months ended June 30, 2018 from 12.3% for the nine months ended June 30, 2017, which was mainly attributable to the non-recurring relocation and restructuring expense incurred during the nine months ended June 30, 2018.

ALJ Selling, General and Administrative Expense

ALJ selling, general and administrative expense for the nine months ended June 30, 2018 was $2.6 million, an increase of $0.5 million, or 22.8%, compared to selling, general and administrative expense of $2.1 million for the nine months ended June 30, 2017. The increase was primarily attributable to the hiring of a full-time chief financial officer and additional personnel to support ALJ’s business, acquisition-related legal expenses to support our strategy of acquisitions, and an increase in non-cash stock-based compensation costs for key employees and board of directors.  Such increase was somewhat offset by allocating certain expenses, including accounting and tax preparation, to subsidiaries to better align expenses with ALJ’s consolidated reporting structure.

Depreciation and Amortization Expense

	Nine Months Ended June 30,
(in thousands)	2018	2017	$ Change	% Change
Faneuil	$7,700	$5,720	$1,980	34.6%
Carpets	641	537	104	19.4
Phoenix	1,892	1,928	(36)	(1.9)
Consolidated depreciation and amortization expense	$10,233	$8,185	$2,048	25.0%

Faneuil Depreciation and Amortization Expense

Faneuil depreciation and amortization expense for the nine months ended June 30, 2018 was $7.7 million, an increase of $2.0 million, or 34.6%, compared to depreciation and amortization expense of $5.7 million for the nine months ended June 30, 2017.  The increase was mainly attributable to the CMO Business acquisition, and to a lesser extent capital equipment purchased to support new and expanded contracts.  Because each Faneuil contract requires capital investment and infrastructure such as lease buildouts, Faneuil depreciation and amortization expense is impacted by the timing of new contracts and the completion of existing contracts.

Carpets Depreciation and Amortization Expense

Carpets depreciation and amortization expense for the nine months ended June 30, 2018 was $0.6 million, an increase of $0.1 million, or 19.4%, compared to depreciation and amortization expense of $0.5 million for the nine months ended June 30, 2017. The increase was attributable to the installation of automation machinery to support the new granite and stone facility.

Phoenix Depreciation and Amortization Expense

Phoenix depreciation and amortization expense consists primarily of amortization of acquisition-related intangible assets.  Depreciation and amortization expense remained relatively unchanged at $1.9 million for both the nine months ended June 30, 2018 and 2017.

Interest Expense

Interest expense for the nine months ended June 30, 2018 was $8.0 million, an increase of $1.0 million, or 13.7%, compared to interest expense of $7.0 million for the nine months ended June 30, 2017.  The increase was attributable to the increased weighted-average outstanding balance on our line of credit to fund the CMO Business acquisition and working capital requirements, increased interest rates, $0.2 million increased amortization of deferred loan costs, and the $7.5 million increased borrowing on our term loan to acquire the Printing Components Business, partially offset by reduced interest resulting from quarterly principal payments.

Other Income

Other income for the nine months ended June 30, 2017 related to a one-time derecognition of a liability for discontinued business operations, which management determined was no longer required.

Income Taxes

Income tax provision was $4.1 million for the nine months ended June 30, 2018 compared to $1.3 million for the nine months ended June 30, 2017.  The increase during the nine months ended June 30, 2018 compared to the nine months ended June 30, 2017 was the result of the aforementioned Tax Reform Law.  As a result of the enacted reduction in the federal corporate income tax rate, we recorded a one-time, non-cash increase to deferred income tax expense of $4.1 million to revalue ALJ’s net deferred tax asset.  We recorded the provisional impacts of the Tax Reform Law, based on our current knowledge, interpretation, and understanding of the Tax Reform Law and its impact to our business.  While we were able to make reasonable estimates of the impact of certain aspects of the Tax Reform Law, we may be affected by other aspects, including, but not limited to, the state tax effect of adjustments made to federal temporary differences, and the interest expense deduction limitation.

We will continue to assess the impact of the Tax Reform Law on our future taxes and our consolidated financial statements. Actual impacts could be materially different from current estimates.  See “Part I, Item 1. Financial Statements – Note 10. Income Taxes.”

Segment Adjusted EBITDA

	Nine Months Ended June 30,
(in thousands)	2018	2017	$ Change	% Change
Faneuil	$10,229	$10,284	$(55)	(0.5)%
Carpets	(384)	651	(1,035)	(159.0)
Phoenix	15,640	13,771	1,869	13.6
ALJ	(1,717)	(1,583)	(134)	(8.5)
Segment adjusted EBITDA	$23,768	$23,123	$645	2.8%

Faneuil Segment Adjusted EBITDA

Faneuil segment adjusted EBITDA for the nine months ended June 30, 2018 was $10.2 million compared to segment adjusted EBITDA of $10.3 million for the nine months ended June 30, 2017.  Higher expenses related to new technology, training and call handling for the new CMO Business offset the increased net revenue recognized from the new CMO Business contracts.

Carpets Segment Adjusted EBITDA

Carpets segment adjusted EBITDA for the nine months ended June 30, 2018 was $(0.4) million compared to segment adjusted EBITDA of $0.7 million for the nine months ended June 30, 2017.  The nine months ended June 30, 2018 was impacted by higher material, labor, and customer service costs, which exceeded Carpets net revenue growth.

Phoenix Segment Adjusted EBITDA

Phoenix segment adjusted EBITDA for the nine months ended June 30, 2018 was $15.6 million compared to segment adjusted EBITDA of $13.8 million for the nine months ended June 30, 2017.  The increase was a result of the Printing Component Business acquisition somewhat offset by reduced net revenues in packaging and books.

ALJ Segment Adjusted EBITDA

ALJ segment adjusted EBITDA for the nine months ended June 30, 2018 was $(1.7) million compared to segment adjusted EBITDA of $(1.6) million.  The nine months ended June 30, 2018 was impacted by the hiring of a full-time chief financial officer and other headcount to support ALJ’s business.

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

Liquidity and Capital Resources

Historically, our principal sources of liquidity have been cash provided by operations and borrowings under various debt arrangements.  At June 30, 2018, our principal sources of liquidity included cash and cash equivalents of $5.0 million and an available borrowing capacity of $16.5 million on our line of credit.  Our principal uses of cash have been for acquisitions and to pay down debt.  We anticipate these uses will continue to be our principal uses of liquidity in the future.

Global financial and credit markets have been volatile in recent years, and future adverse conditions of these markets could negatively affect our ability to secure funds or raise capital at a reasonable cost or at all.  For additional discussion of our various debt arrangements see Contractual Obligations below.

In summary, our cash flows for each period were as follows (in thousands):

	Nine Months Ended June 30,
	2018	2017
Cash provided by operating activities	$17,922	$16,728
Cash used for investing activities	(11,692)	(14,790)
Cash used for financing activities	(6,881)	(5,341)
Change in cash and cash equivalents	$(651)	$(3,403)

We recognized net loss of $8.6 million for the nine months ended June 30, 2018, and generated cash from operating activities of $17.9 million, offset by cash used by investing activities of $11.7 million and by financing activities of $6.9 million.

We recognized net income of $1.9 million for the nine months ended June 30, 2017 and generated cash from operating activities of $16.7 million, offset by cash used by investing activities of $14.8 million and by financing activities of $5.3 million.

Operating Activities

Cash provided by operating activities of $17.9 million during the nine months ended June 30, 2018 was the result of $8.6 million net loss, $23.1 million addback of net non-cash expenses, and $3.4 million of net cash provided by changes in operating assets and liabilities.  The most significant components of net non-cash expenses were depreciation and amortization expense of $14.4 million, stock-based compensation of $0.8 million, litigation loss of $2.9 million, deferred income taxes of $3.9 million, and amortization of deferred loan costs of $1.0 million.  The most significant components of changes in operating assets and liabilities included accounts receivable of $3.9 million, inventories of $2.6 million, and other assets of $1.4 million, which provided cash, offset by deferred revenue and customer deposits of $3.3 million, which used cash.

Cash provided by operations of $16.7 million during the nine months ended June 30, 2017 was the result of our $1.9 million net income, $14.3 million addback of net non-cash expenses, and $0.5 million of net cash provided by changes in operating assets and liabilities.  The most significant components of net non-cash expenses were depreciation and amortization of $12.2 million, amortization of non-cash interest expense of $0.8 million, stock-based compensation of $0.6 million, and deferred income taxes of $0.6 million.  The most significant components of changes in operating assets and liabilities included prepaid expenses, collateral deposits, and other current assets of $2.2 million, deferred revenue and customer deposits of $1.6 million, and other liabilities of $1.4 million, which provided cash, and accounts receivable of $3.0 million, which used cash.

Investing Activities

For the nine months ended June 30, 2018, our investing activities used $11.7 million of cash, of which $9.0 million was for our Printing Components Business acquisition, $1.3 million was used to purchase equipment, software and leasehold improvements for Faneuil’s new and existing customers, and $1.8 million was used to purchase capital equipment in the normal course of operations, partially offset by $0.4 million proceeds received from the sale of equipment.

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

Financing Activities

For the nine months ended June 30, 2018, our financing activities used $6.9 million of cash.  Financing activities which used cash included $11.2 million to pay down our term loan, $2.5 million to pay down our line of credit, $2.0 million for capital lease payments, and $0.5 million for debt and stock issuance costs.  Proceeds from our amended term loan provided $7.5 million (see further discussion at Contractual Obligations below).  Proceeds from the issuance of common stock and exercise of stock options provided $1.5 million and $0.3 million, respectively. Proceeds from the amended term loan and issuance of common stock were used to fund our Printing Components Business acquisition discussed above.

For the nine months ended June 30, 2017, our financing activities used $5.3 million of cash, of which $8.8 million was used to pay down our term loan, $1.7 million was used for payments on capital leases, $1.1 million was used for payments on financed insurance premiums, and $0.2 million of debt issuance costs, offset by net advances on our line of credit of $6.5 million.

Contractual Obligations

The following table summarizes our significant contractual obligations at June 30, 2018, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments due by Period
		Less Than	One – Three	Four – Five	More than Five
	Total	One Year	Years	Years	Years
Line of credit(1)	$3,000	$—	$3,000	$—	$—
Term loan payable(1)	87,366	9,187	78,179	—	—
Operating lease obligations	36,859	6,110	12,080	18,669	—
Capital lease obligations	8,139	3,161	4,191	787	—
Other long-term liabilities(2)	4,201	939	3,262	—	—
Total contractual cash obligations	$139,565	$19,397	$100,712	$19,456	$—

(1) In August 2015, ALJ entered into a financing agreement (“Financing Agreement”) with Cerberus Business Finance, LLC (“Cerberus”), to borrow $105.0 million in a term loan (“Cerberus Term Loan”) and have available up to $30.0 million in a revolving loan (“Cerberus/PNC Revolver”), collectively (“Cerberus Debt”).  ALJ has subsequently entered into three amendments to the Financing Agreement.  The Financing Agreement and the three amendments thereto are summarized below (in thousands):

Description	Use of Proceeds	Origination Date	Interest Rate *	Quarterly Payments	Balance at June 30, 2018
Term Loan:
Financing Agreement	Phoenix acquisition	August 2015	7.99% to 8.85%	$1,969	$72,718
First Amendment	Color Optics acquisition	July 2016	7.99% to 8.85%	187	7,894
Third Amendment	Printing Components Business acquisition	October 2017	7.99% to 8.85%	141	6,754
			Totals	$2,297	$87,366
Line of Credit:
Cerberus/PNC Revolver	Working capital	August 2015	10.00% to 10.75%	$—	$—
Second Amendment	CMO Business acquisition	May 2017	7.99% to 8.85%	—	3,000
			Totals	$—	$3,000

*Range of annual interest rates accrued during the nine months ended June 30, 2018.

Interest payments are due in arrears on the first day of each month.  Quarterly principal payments are due on the last day of each fiscal quarter.  Annual principal payments equal to 75% of ALJ’s excess cash flow (“ECF”), as defined in the Financing Agreement, are due upon delivery of the audited financial statements.  During December 2017, ALJ made an ECF payment of $4.1 million.  During May 2018, ALJ made a mandatory payment of $0.1 million as a result of receiving proceeds from sales of assets.  A final balloon payment is due at maturity, August 14, 2020.  There is a prepayment penalty equal to 1% if the Cerberus Term Loan is repaid prior to August 2018.  ALJ may make payments of up to $7.0 million against the loan with no penalty.

The Cerberus Debt is secured by substantially all the Company’s assets and imposes certain limitations on the Company, including its ability to incur debt, grant liens, initiate certain investments, declare dividends and dispose of assets.  The Cerberus Debt also requires ALJ to comply with certain debt covenants.  As of June 30, 2018, ALJ was in compliance with all debt covenants and had unused borrowing capacity of $16.5 million.

(2)Amounts represent future cash payments to satisfy our short- and long-term workers’ compensation reserve and other long-term liabilities recorded on our consolidated balance sheets.

Off-Balance Sheet Arrangements

As of June 30, 2018, we had two types of off-balance sheet arrangements.

Surety Bonds.  As part of Faneuil’s normal course of operations, certain customers require surety bonds guaranteeing the performance of a contract.  As of June 30, 2018, the face value of such surety bonds, which represents the maximum cash payments that Faneuil would have to make under certain circumstances of non-performance, was approximately $29.6 million.

Letter of Credit.  Faneuil had a letter of credit for $2.6 million as of June 30, 2018.

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

For a complete summary of our significant accounting policies, please refer to Note 2, “Summary of Significant Accounting Policies,” included with our audited financial statements and notes thereto for the years ended September 30, 2017 and 2016, filed with the Securities and Exchange Commission on December 19, 2017.  There were no material changes to significant accounting policies during the nine months ended June 30, 2018.

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

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

Litigation, Claims, and Assessments

Faneuil, Inc. v. 3M Company

On September 22, 2016, Faneuil filed a complaint against 3M Company (“3M”) in the Circuit Court for the City of Richmond, Virginia.  The dispute arose out of a subcontract entered into between 3M and Faneuil in relation to a toll road project in Portsmouth, Virginia.  In its complaint, Faneuil sought recovery of $5.1 million based on three causes of action: breach of contract, breach of the implied covenant of good faith and fair dealing, and unjust enrichment.

On October 14, 2016, 3M filed its answer and counterclaim against Faneuil.  In its counterclaim, 3M sought recovery in excess of $10.0 million based on three claims:  breach of contract/indemnification, breach of the implied covenant of good faith and fair dealing, and unjust enrichment.  3M’s counterclaim alleged it incurred approximately $3.2 million in damages payable to ERC as a result of Faneuil’s conduct and sought indemnification of an additional $10.0 million in damages incurred as a result of continued performance under its contract with ERC.

The matter was tried in a bench trial from April 30, 2018 through May 2, 2018.  On May 15, 2018, the Circuit Court for the City of Richmond, Virginia (the “Richmond Circuit Court”) issued its opinion, which dismissed both Faneuil’s complaint and 3M’s counterclaim with prejudice.  No monetary damages were awarded to either Faneuil or 3M.   As a result of the Richmond Circuit Court’s opinion, ALJ recorded a non-cash litigation loss of $2.9 million, which was included with selling, general and administrative expense during the three and nine months ended June 30, 2018.

McNeil, et al. v. Faneuil, Inc.

Tammy McNeil, a former Faneuil call center employee, filed a Fair Labor Standards Act collective action case against Faneuil in federal court in Newport News, Virginia in 2015.  The class action asserted various timekeeping and overtime violations, which Faneuil denied.  On June 6, 2017, the case was settled by the parties as part of a court-ordered mediation, for $0.3 million in damages, plus plaintiff’s attorney fees.  Because the parties could not agree on the dollar amount of plaintiff’s attorney fees, both parties agreed to allow the court to determine the amount.  The court awarded $0.7 million in attorney’s fees and overruled Faneuil’s objections to the recommendation of the magistrate judge relating to that amount.  Neither party appealed the decision.  As of June 30, 2018, all amounts were paid.

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

On February 23, 2018, plaintiffs Trax and Cilley filed a proposed class action against Faneuil and one of its clients, the Transportation Corridor Agencies, in the United States District Court for the Southern District of California (“US District Court - Southern California”).  The plaintiffs allege claims for violations of the Fair Debt Collection Practices Act, the state law corollary and California’s unfair competition law.  Plaintiffs’ claims arise out of collections-related activity that Faneuil does not perform under its contract with the Transportation Corridor Agencies. Faneuil therefore believes the case is entirely without merit and intends to defend it vigorously.  Faneuil has filed a motion to dismiss and both sides have presented arguments on such motion to the US District Court - Southern California.  As of the filing of this Form 10-Q, no decision from the US District Court - Southern California on Faneuil’s motion to dismiss had been received.

Thornton v. ALJ Regional Holdings, Inc., et al.

On September 21, 2016, plaintiffs Clifford Thornton and Tracey Thornton filed a complaint in the Nevada District Court for Clark County against ALJ, Carpets, Steve Chesin, and Jess Ravich.  The complaint includes claims for (1) fraud, (2) bad faith, (3) civil conspiracy, (4) unjust enrichment, (5) wrongful termination, (6) intentional infliction of emotional distress, (7) negligent infliction of emotional distress, and (8) loss of marital consortium. On November 1, 2016, the defendants filed an answer to the complaint generally denying all claims. The parties are engaged in substantive discovery at this time.  ALJ and Carpets believe this action is without merit and intend to defend it vigorously.

Other Litigation

We and our subsidiaries have been named in, and from time to time may become named in, various other lawsuits or threatened actions that are incidental to our ordinary business. Litigation is inherently unpredictable. Any claims against us, whether meritorious or not, could be time-consuming, cause us to incur costs and expenses, require significant amounts of management time and result in the diversion of significant operational resources. The results of these lawsuits and actions cannot be predicted with certainty. We concluded as of June 30, 2018 that the ultimate resolution of these matters (including the matters described above) will not have a material adverse effect on our business, consolidated financial position, results of operations or cash flows.

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

We, our officers, and our subsidiaries, are currently involved in, and from time to time may become involved in, legal proceedings or be subject to claims arising in the ordinary course of our business. Our subsidiaries Carpets and Faneuil have each been named in lawsuits incidental to its ordinary business, and have filed actions against third parties in connection with such lawsuits.  Nevertheless, litigation is inherently unpredictable, time-consuming and distracting to our management team, and the expenses of conducting litigation are not inconsequential.  Such distraction and expense may adversely affect the execution of our business plan and our ability to compete effectively in the marketplace.  Further, if we do not prevail in defending ourselves against lawsuits, our results could be adversely affected, in some cases, materially.  For additional information, see “Part II. Item 1, Legal Proceedings.”

Changes in interest rates may increase our interest expense.

As of June 30, 2018, $90.4 million of our current borrowings under the Cerberus Term Loan, Cerberus/PNC Revolver, and potential future borrowings are, and may continue to be, at variable rates of interest, tied to LIBOR or the Prime Rate of interest, thus exposing us to interest rate risk.  If interest rates do increase, our debt service obligations on our variable rate indebtedness could increase even if the amount borrowed remained the same, resulting in a decrease in our net income. For example, if interest rates increased in the future by 100 basis points, based on our current borrowings as of June 30, 2018, we would incur approximately an additional $0.9 million per annum in interest expense.

We may not receive the full amounts estimated under the contracts in our backlog, which could reduce our revenue in future periods below the levels anticipated. This makes backlog an uncertain indicator of future operating results.

As of June 30, 2018, each of our subsidiaries had a significant backlog.  Our backlog is typically subject to large variations from quarter to quarter and comparisons of backlog from period to period are not necessarily indicative of future revenue. The contracts comprising our backlog may not result in actual revenue in any particular period or at all, and the actual revenue from such contracts may differ from our backlog estimates. The timing of receipt of revenue, if any, for projects included in backlog could change because many factors affect the scheduling of projects. In certain instances, customers may have the right to cancel, reduce or defer amounts that we have in our backlog, which could negatively affect our future revenue.  The failure to realize all amounts in our backlog could adversely affect our revenue and gross margins. As a result, our subsidiaries’ backlog as of any particular date may not be an accurate indicator of our future revenue or earnings.

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

Our executive officers and directors and their affiliated entities together beneficially own a majority of our outstanding common stock, and our Executive Chairman owns approximately 37.0% of our outstanding common stock as of June 30, 2018. As a result, these stockholders, if they act together or in a block, could have significant influence over most matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions, even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

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

Your share ownership may be diluted by the issuance of additional shares of our common or preferred stock or securities convertible into common or preferred stock in the future. As of June 30, 2018, a total of 1,564,000 shares of our common stock are issuable pursuant to outstanding options issued by us at a weighted-average exercise price of $3.50.  It is probable that options to purchase our common stock will be exercised during their respective terms if the fair market value of our common stock exceeds the exercise price of the particular option. If the stock options are exercised, your share ownership will be diluted.  Additionally, options to purchase up to 1,370,000 shares of ALJ common stock are available for grant under our existing equity compensation plans as of June 30, 2018.

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

Date: August 14, 2018
/s/ Jess Ravich
Jess Ravich
Executive Chairman
(Principal Executive Officer)

Date: August 14, 2018
/s/ Brian Hartman
Brian Hartman
Chief Financial Officer
(Principal Financial Officer)