Form 10-K
period 2018-09-30
ALJ REGIONAL HOLDINGS INC
filed 2018-12-17
CIK 1438731

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates was approximately $35,866,293, based on the closing price of $2.10 for such common equity on March 31, 2018.

The number of shares of common stock, $0.01 par value per share, outstanding as of November 30, 2018, was 38,026,435.

DOCUMENTS INCORPORATED BY REFERENCE

None

i

FORWARD-LOOKING STATEMENTS

The statements included in this Form 10-K regarding future financial performance, results and conditions and other statements that are not historical facts, including, among others, the statements regarding competition, the Company’s intention to retain earnings for use in the Company’s business operations, the Company’s ability to continue to fund its operations and service its indebtedness, the adequacy of the Company’s accrual for tax liabilities, management’s projection of continued taxable income, and the Company’s ability to offset future income against net operating loss carryovers, constitute forward-looking statements. The words “can,” “could,” “may,” “will,” “would,” “plan,” “future,” “believes,” “intends,” “expects,” “anticipates,” “projects,” “estimates,” and similar expressions are also intended to identify forward-looking statements. These forward-looking statements are based on current expectations and are subject to risks and uncertainties. Actual results or events could differ materially from those set forth or implied by such forward-looking statements and related assumptions due to certain important factors, including, without limitation, the risks set forth under the caption “Risk Factors” below, which are incorporated herein by reference. Some, but not all, of the forward-looking statements contained in this Form 10-K include, among other things, statements about the following:

•	any statements regarding our expectations for future performance;
•	our ability to integrate business acquisitions;
•	our ability to compete effectively;
•	statements regarding future revenue and the potential concentration of such revenue coming from a limited number of customers;
•	our ability to meet customer needs;
•	our expectations that interest expense will increase;
•	our expectations that we will continue to have non-cash compensation expenses;
•	our expectation that we will be in compliance with the required covenants pursuant to our loan agreements;
•	regulatory compliance costs; and
•	the other matters described in “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business.”

The Company is also subject to general business risks, including results of tax audits, adverse state, federal or foreign legislation and regulation, changes in general economic conditions, the Company’s ability to retain and attract key employees, acts of war or global terrorism and unexpected natural disasters. Any forward-looking statements included in this Form 10-K are made as of the date hereof, based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any forward-looking statements.

ii

PART I

ITEM 1. BUSINESS.

Overview and Business Organization

ALJ Regional Holdings, Inc. (including subsidiaries, referred to collectively in this report as “ALJ,” the “Company” or “we”) is a holding company.  ALJ’s primary assets as of September 30, 2018 were all of the outstanding capital stock of the following companies:

•

Faneuil, Inc. (including its subsidiaries, “Faneuil”).  Faneuil is a leading provider of call center services, back-office operations, staffing services and toll collection services to government and regulated commercial clients across the United States, focusing on the healthcare, utility, transportation, and toll revenue collection industries. Faneuil is headquartered in Hampton, Virginia. ALJ acquired Faneuil in October 2013.

•

Floors-N-More, LLC, dba, Carpets N’ More (“Carpets”).  Carpets is one of the largest floor covering retailers in Las Vegas, Nevada, and a provider of multiple products for the commercial, retail and home builder markets including all types of flooring, countertops, cabinets, window coverings and garage/closet organizers, with two retail locations, as well as a stone and solid surface fabrication facility. ALJ acquired Carpets in April 2014.

•

Phoenix Color Corp. (including its subsidiaries, “Phoenix”).  Phoenix is a leading manufacturer of book components, educational materials and related products producing value-added components, heavily illustrated books and commercial specialty products using a broad spectrum of materials and decorative technologies. Phoenix is headquartered in Hagerstown, Maryland. ALJ acquired Phoenix in August 2015.

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

Faneuil

Background

Faneuil is a Delaware corporation with headquarters in Hampton, VA. We acquired Faneuil from Harland Clarke Holdings Corp., a wholly-owned subsidiary of MacAndrews & Forbes Holdings Inc., for aggregate consideration of $53.0 million.

Faneuil is a nationally recognized leader in technology-enabled in-person and automated service delivery, particularly in regulated, highly complex environments.

Acquisition of Customer Management Outsourcing Business

In May 2017 (the “CMO Business Purchase Date”), Faneuil acquired certain assets and assumed certain liabilities associated with the customer management outsourcing business (“CMO Business”) of Vertex Business Services LLC.

Faneuil purchased the CMO Business to expand into the utilities market by providing direct customer care call center operations, back-office processes, including billing, collections and business analytics, and installation and cloud-based customer care support for the utilities industry.

Services

Faneuil provides business processing solutions for an extensive client portfolio that includes both commercial and government entities across several verticals, including transportation, utilities, healthcare, consumer goods, and government/municipal services.  Utilizing advanced applications and a dedicated team of service professionals, Faneuil delivers broad outsourcing support, ranging from customer contact centers, fulfillment operations, and information technology services, to manual and electronic toll collection, and violation processing, with the goal of building its clients’ brands by providing exemplary customer service.

Faneuil’s core competencies include:

•	High-volume, multi-channel customer contact centers;
•	Customer relationship management;
•	Billing, payment, and claims processing;
•	Data entry;
•	Document management;
•	Operational expertise;
•	Workforce and support analytics;
•	Quality assurance;
•	Back office and fulfillment operations;
•	System support and maintenance; and
•	Staffing services.

Faneuil employees who have contact with customers undergo intensive training and development, followed by structured monitoring and assessments before they are certified to process customer contacts. Faneuil’s customer contact employees provide service delivery through multiple communication channels, including telephone, fax, email, web chat and face-to-face interaction. Additionally, Faneuil provides multi-lingual representatives to accommodate the communication needs of non-English-speaking customers, as well as the hearing-impaired.

Employees

Faneuil had 5,042 employees as of September 30, 2018 (up from 4,393 employees as of September 30, 2017), all of whom are located in the U.S. No employees are subject to any collective bargaining agreements. Faneuil considers its employee relations good.

Customers

Faneuil’s client portfolio includes both government and commercial entities nationwide, including several toll authorities, state agencies, municipalities, publicly-owned utilities, health benefit exchanges, one government agency that operates the major airports serving the Washington, D.C. area, and several other public and private entities.

The percentages of Faneuil net revenue derived from its significant customers for the years ended September 30, 2018 and 2017 were as follows:

	Year Ended September 30,
	2018	2017
Customer A	15.4%	17.7%
Customer B	11.2	12.3
Customer C	10.7	**
Customer D	**	10.5

** Less than 10% of Faneuil net revenue.

Many Faneuil customers are government agencies subject to contractual budgetary ceilings. State and local funding for these agencies are approved by the respective state legislature(s) each year. Depending on budgetary constraints, the contract values may be subject to change based upon ongoing legislative approval.

Competition

Primary competitors to Faneuil are other large providers of toll services, such as Conduent, AEComm, and TransCore, Inc., as well as contact center operators such as Maximus and Automated Health Services. In many cases, Faneuil is smaller and has less financial and personnel resources than its competitors. If Faneuil cannot compete effectively to win new business and retain existing clients, its operating results will be negatively affected. To remain competitive, Faneuil must continuously implement new technologies and expand its portfolio of outsourced services and may have to make occasional strategic adjustments to its pricing for its services.

Properties

Faneuil leases all its properties with various locations throughout the United States for customer contact centers, walk-in retail, and administration. Corporate headquarters are located in Hampton, VA.  Faneuil’s leased facilities comprise an aggregate of approximately 400,000 square feet with leases that expire at various dates through April 2029.  Faneuil believes that its leased facilities will be adequate for at least the next 12 months.

Backlog

Faneuil backlog represents executed contracts for future services.  Most contracts are long-term and obligate Faneuil to provide services over multiple years.  Faneuil backlog may not represent firm commitments as some contracts, especially with government entities, allow for cancellation under certain instances.  Faneuil adjusts backlog to reflect contract cancellations, deferrals, and revisions known at the reporting date.  However, Faneuil could experience additional contract modifications or cancellations, which may increase or decrease backlog.

The following table reflects the amount of Faneuil backlog by the year we expect to recognize revenue (in millions):

	As of September 30,
	2018	2017
Within one year	$106.6	$91.6
Between one year and two years	86.5	64.3
Between two years and three years	27.6	60.2
Between three years and four years	12.9	17.4
Thereafter	1.3	3.3
	$234.9	$236.8

For further information regarding Faneuil backlog, see “Part I, Item 1A. Risk Factors - Risks Related to our Business Generally and our Common Stock - We may not receive the full amounts estimated under the contracts in our backlog, which could reduce our revenue in future periods below the levels anticipated. This makes backlog an uncertain indicator of future operating results.”

Seasonality

Faneuil experiences seasonality within its various lines of business. For example, during the end of the calendar year through the end of the first calendar quarter, Faneuil generally experiences higher revenue attributable to its healthcare customers as the customer contact centers increase operations during the open enrollment periods of the healthcare exchanges. Faneuil revenue from its healthcare customers generally decreases during the remaining portion of the year after the open enrollment period. Seasonality is less pronounced with Faneuil customers in the transportation industry, though there is typically some volume increase during the summer months.

Governmental Regulation

Faneuil’s business is subject to many legal and regulatory requirements in the United States, covering such matters as data privacy, consumer protection, health care requirements, labor relations, taxation, internal and disclosure control obligations, governmental affairs and immigration. For example, Faneuil is subject to state and federal laws and regulations regarding the protection of consumer information commonly referred to as “non-public personal information,” including the collection of patient data through Faneuil’s contact center services and medical device tracking services, which is subject to the Health Insurance Portability and Accountability Act of 1996, commonly known as HIPAA, which protects the privacy of patient data. These laws, regulations, and agreements require Faneuil to develop and implement policies to protect non-public personal information and to disclose these policies to consumers before a customer relationship is established and periodically after that. These laws, regulations, and agreements limit the ability to use or disclose non-public personal information for purposes other than the purposes originally intended. Many of these regulations, including those related to data privacy, frequently change and sometimes conflict with existing regulations amongst the various jurisdictions in which Faneuil provides services. Violations of these laws and regulations could result in liability for damages, fines, criminal prosecution, unfavorable publicity and restrictions on Faneuil’s operations.  Failure to adhere to or successfully implement processes in response to changing regulatory requirements in this area could result in legal liability or impairment to Faneuil’s reputation in the marketplace, which could have a material adverse effect on Faneuil’s business, results of operations and financial condition. Also, because a substantial portion of Faneuil operating costs consists of labor costs, changes in governmental regulations relating to wages, healthcare and healthcare reform and other benefits or employment taxes could have a material adverse effect on Faneuil’s business, results of operations or financial condition.

Management

Faneuil is led by ALJ board member Anna Van Buren, who has served as President and Chief Executive Officer since 2009 and previously served in executive roles at Faneuil since 2004. For additional information regarding Ms. Van Buren, see “Part III, Item 10. Directors, Executive Officers and Corporate Governance.”

Carpets N’ More

Background

Carpets was originally organized in Nevada in 2002. We acquired Carpets from Levine Leichtman for aggregate consideration of $5.3 million.

Carpets is one of the largest floor covering retailers in Las Vegas, Nevada, and a provider of multiple products for the commercial, retail and home builder markets, including flooring, countertops, cabinets, window coverings and garage/closet organizers. In addition to a stone and solid surface fabrication facility, Carpets has two retail locations in the Las Vegas area.

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

Customers

Carpets sells to a variety of customers, including home builders, commercial and retail customers.  Home building customers of Carpets include some of the largest home builders in the United States, along with local builders in and around Las Vegas, Nevada. Commercial customers of Carpets include general contractors, real estate investment firms/funds and other commercial entities such as casinos and other companies looking to improve their office space. Retail customers of Carpets include the general public interested in making home improvements.

Carpets bids directly with home builders on residential developments and is awarded flooring, countertops and surrounds, and/or cabinet contracts. These contracts involve installing the base level products in each of the residential homes within the awarded development and, when requested, providing upgraded materials and services to the base level products. Carpets also bids on commercial work and is awarded contracts generally on a fixed price basis. These projects generally involve high-rise condos, office buildings, tenant improvements, and off-strip casinos. Carpets also engages in marketing activities, including Internet search engine optimization, banner advertising, car wraps, affiliate websites, radio and television advertising, and referrals.

A small number of customers have historically accounted for a substantial portion of Carpets net revenue.  The percentages of Carpets net revenue derived from its significant customers for the years ended September 30, 2018 and 2017 were as follows:

	Year Ended September 30,
	2018	2017
Customer A	27.7%	24.3%
Customer B	22.7	33.8
Customer C	21.3	17.7

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

The percentages of Carpets inventory purchases from its significant suppliers for the years ended September 30, 2018 and 2017 were as follows:

	Year Ended September 30,
	2018	2017
Supplier A	20.8%	20.4%
Supplier B	14.0	11.8
Supplier C	11.8	11.3
Supplier D	**	16.5

** Less than 10% of Carpets inventory purchases.

Backlog

Carpets backlog represents open purchase orders.  Carpets total backlog, which is expected to be fully realized within the next 12 months, as of September 30, 2018 was $12.5 million compared to $20.4 million as of September 30, 2017.  The decrease in Carpets backlog at September 30, 2018, compared to September 30, 2017, was the result of a strategic decision to only accept jobs that yield a targeted profit margin.

For further information regarding Carpets backlog, see “Part I, Item 1A. Risk Factors - Risks Related to our Business Generally and our Common Stock - We may not receive the full amounts estimated under the contracts in our backlog, which could reduce our revenue in future periods below the levels anticipated. This makes backlog an uncertain indicator of future operating results.”

Competition

Primary competitors to Carpets include other flooring, countertop and surround, and cabinet providers in the Las Vegas area, such as Interior Specialist Inc. and Classic Flooring, as well as large box stores such as Lowe’s, Home Depot and RC Willey. Carpets believes that its competitive advantages include a comprehensive and high-end quality solution for home builders for flooring, surrounds and cabinets, which provides them with a single point of accountability. Carpets also competes with discounted flooring companies such as Cloud Carpet and Carpets Galore.

Seasonality

Carpets generally experiences seasonality within the home building business as the number of houses sold during the winter months is typically lower than during other times of the year. Conversely, the number of houses sold and delivered during the remaining portion of the year increases in comparison.

Employees

Carpets had 361 employees, including part-time installers, as of September 30, 2018 (down from 436 employees at September 30, 2017), all of whom are located in the U.S.  No employees are subject to any collective bargaining agreements. Carpets considers its employee relations good.

Properties

Carpets leases its corporate office, two retail locations, solid surface fabrication facility, and flooring and cabinet warehouses, which are all located in or around Las Vegas, NV.  Leased facilities total approximately 99,000 square feet with leases that expire at various dates through June 2021. Carpets believes its leased facilities will be adequate for at least the next 12 months.

Management

Carpets is led by Steve Chesin, who has served as its Chief Executive Officer since 2007. For additional information about Mr. Chesin, see “Part III, Item 10. Directors, Executive Officers and Corporate Governance.”

Phoenix Color Corp.

Background

Phoenix was originally incorporated in New York in 1979 and reincorporated in Delaware in 1996. We acquired Phoenix from Visant Corporation for aggregate consideration of $88.3 million.

Phoenix is a premier full-service, full-color printer with over 35 years of superior printing experience. Drawing on a broad spectrum of materials and decorative technologies, Phoenix produces memorable, value-added components, heavily illustrated books, and specialty commercial products. Book publishers generally design book components to enhance the sales appeal of their books. The production of book components requires specialized equipment, materials, and finishes and often demands high-quality, intricate work. As a result, many leading publishers rely on specialty printers such as Phoenix to supply high-quality book components. This same philosophy applies to labels, packaging, and specialty commercial products, where Phoenix customers require the knowledge and expertise of a printer that can enhance their products for sale into the commercial marketplace. Phoenix has been servicing the publishing industry within the United States since 1979 and has formed lasting relationships with many of the biggest names in book publishing.

As a domestic manufacturer, Phoenix offers extensive, in-house digital pre-press capabilities and its technologically advanced UV printing platform supports an array of printing and finishing options. Phoenix innovative special effects include foil stamping, UV embellishments, and laminations, as well as its trademarked products LithoFoil®, MetalTone™, Look of Leather™, and VibraColor™.

Acquisition of Printing Components Business

On October 2, 2017, Phoenix acquired certain assets and assumed certain liabilities from LSC Communications, Inc. (“LSC”) and Moore-Langen Printing Company, Inc. related to LSC’s printing and manufacturing services division in Terre Haute, Indiana (“Printing Components Business”).  Total purchase price was $10.0 million.

The Printing Components Business leverages existing capabilities and core competencies of Phoenix, strengthens its position in the education markets, and expands its revenue into new markets.

Acquisition of Color Optics

In July 2016, Phoenix acquired certain assets and assumed certain liabilities from AKI, Inc. (“AKI”) in respect of AKI’s Color Optics division (“Color Optics”) for an adjusted purchase price of $6.6 million.

Color Optics is a leading printing and packaging solutions business servicing the beauty, fragrance, cosmetic and consumer-packaged goods markets.  The purchase of Color Optics complements Phoenix product offerings and has allowed Phoenix to expand and diversify its product offerings by leveraging its existing core competencies.

Products and Services

Books and Components

Phoenix offers several products for books and components, which represents approximately 85% of Phoenix net revenue.

Phoenix is a leader in providing distinctive cover components and high-quality, heavily illustrated and multi-colored books for all markets. With its technologically advanced pre-press and press operations as well as an array of finishing applications and innovative special effects, Phoenix is committed to producing memorable, value-added products.

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

Employees

Phoenix had 444 employees as of September 30, 2018 (up from 398 employees as of September 30, 2017), of which one was subject to a collective bargaining agreement. All employees work in the U.S.  Phoenix considers its employee relations good.

Customers

Phoenix sells to many of the leading publishing companies.  A small number of customers have historically accounted for a substantial portion of Phoenix net revenue.  The percentages of Phoenix net revenue derived from its significant customers for the years ended September 30, 2018 and 2017 were as follows:

	Year Ended September 30,
	2018	2017
Customer A	19.3%	18.8%
Customer B	17.4	**
Customer C	11.4	13.0

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

The percentages of Phoenix inventory purchases from its significant suppliers for the years ended September 30, 2018 and 2017 were as follows:

	Year Ended September 30,
	2018	2017
Supplier A	26.8%	27.8%
Supplier B	10.2	10.3

Backlog

Phoenix backlog represents executed contracts that contain minimum volume commitments over multiple years for future product deliveries. Phoenix includes only the minimum commitments as backlog. As Phoenix executed contracts mostly provide for minimum volume commitments rather than minimum revenue commitments, the actual revenue from such contracts may differ from our backlog estimates as total order volume from Phoenix customers may vary. Phoenix adjusts backlog to reflect estimated order volumes delivered by its customers based on historical experience known at the reporting date; however, future variations in order volumes by Phoenix customers may increase or decrease backlog and future revenue.

The following table reflects the amount of Phoenix backlog by the fiscal year we expect to recognize revenue (in millions):

	As of September 30,
	2018	2017
Within one year	$62.8	$55.5
Between one year and two years	49.3	48.7
Between two years and three years	12.6	36.8
Between three years and four years	10.0	4.7
Thereafter	2.5	—
	$137.2	$145.7

For further information regarding Phoenix backlog, see “Part I, Item 1A. Risk Factors - Risks Related to our Business Generally and our Common Stock - We may not receive the full amounts estimated under the contracts in our backlog, which could reduce our revenue in future periods below the levels anticipated. This makes backlog an uncertain indicator of future operating results.”

Seasonality

There is seasonality to the Phoenix business. Education book component sales (school and college) traditionally peak in the first and second quarters of the calendar year. Other book components sales traditionally peak in the third quarter of the calendar year. Book sales also traditionally peak in the third quarter of the calendar year. The fourth quarter of the calendar year traditionally has been the weakest quarter. These seasonal factors are not significant.

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

Properties

Phoenix owns its principal properties for corporate offices and production located in Hagerstown, MD, which totals approximately 276,000 square feet.   Additionally, Phoenix owns two buildings totaling approximately 45,000 square feet in Terre Haute, IN, which were acquired as part of the Printing Components Business.  Color Optics leases approximately 84,000 square feet in Rockaway, NJ, which expires in May 2020.  During the year ended September 30, 2018, Phoenix relocated equipment and printing from its Rockaway facility to its Hagerstown facility.  Relocation efforts were completed in November 2018.  Phoenix believes its facilities will be adequate for at least the next 12 months.

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

As of September 30, 2018, ALJ had two employees, its Executive Chairman and its Chief Financial Officer, performing services dedicated primarily to general corporate and administrative matters. Neither employee is represented by a labor union.

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

We have a limited number of registered trademarks and registered copyrights in the United States as well as a number of common law trademarks and trade names. We rely substantially on unpatented proprietary technology. We do not consider the success of our business, as a whole to be dependent on our intellectual property.

Available Information

We make available free of charge our annual, quarterly and current reports, proxy statements and other information, in electronic format, upon request. To request such materials, please contact our Chief Financial Officer at 244 Madison Avenue, PMB #358, New York, NY 10016 or call 212-883-0083.

Additionally, many reports and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on our website at www.aljregionalholdings.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”).  Information on our website and other information that can be accessed through our website are not part of this report.

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

Faneuil acquired the CMO Business in May 2017 with the expectation that the acquisition would result in various benefits, including, among other things, expansion and diversification of Faneuil’s revenue base into the utilities market while leveraging its existing core competencies. Achieving those anticipated benefits is subject to several uncertainties, including whether Faneuil can integrate the operations of the CMO Business in an efficient and effective manner. The integration process could also take longer than Faneuil anticipates and could result in the loss of valuable employees, the disruption of each company’s ongoing businesses, processes and systems or inconsistencies in standards, controls, procedures, practices, policies and compensation arrangements, any of which could adversely affect the ability to achieve anticipated benefits.

Faneuil is subject to uncertainties regarding healthcare reform that could materially and adversely affect that aspect of our business.

On March 23, 2010, President Obama signed the Affordable Care Act (the “Affordable Care Act”) into law, which has affected comprehensive health insurance reform, including the creation of health insurance exchanges, among other reforms. A portion of Faneuil’s healthcare business relates to providing services to health insurance exchanges in various states, and Faneuil believes that there may be significant opportunities for growth in this area.  President Trump has disclosed that a key initiative for his Presidency is to repeal or substantially change the Affordable Care Act. While Congress has not passed repeal legislation, the Tax Reform Law includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate,” which could lead to fewer enrollments in health care exchanges. It is unclear whether further changes that President Trump has planned to the Affordable Care Act will be enacted, or if enacted changes will affect Faneuil’s business.  Further significant changes to, or repeal of, the Affordable Care Act could materially and adversely affect that aspect of Faneuil’s business.

Economic downturns and reductions in government funding could have a negative effect on Faneuil’s business.

Demand for the services offered by Faneuil has been, and is expected to continue to be, subject to significant fluctuations due to a variety of factors beyond its control, including economic conditions. During economic downturns, the ability of both private and governmental entities to make expenditures may decline significantly. We cannot be certain that economic or political conditions will be generally favorable or that there will not be significant fluctuations adversely affecting Faneuil as a whole, or key industry segments targeted by Faneuil. In addition, Faneuil’s operations are, in part, dependent upon state government funding. Significant changes in the level of state government funding could have an unfavorable effect on Faneuil’s business, financial position, results of operations and cash flows.

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

Faneuil derives a significant portion of its revenue from state government contracts and programs. Any delay in the state government budget process or a state government shutdown may result in Faneuil incurring substantial labor or other costs without reimbursement under customer contracts, or the delay or cancellation of key programs in which Faneuil is involved, which could materially adversely affect Faneuil’s cash flows and operating results.

Faneuil faces intense competition. If Faneuil does not compete effectively, its business may suffer.

Faneuil faces intense competition from numerous competitors. Faneuil primarily competes based on quality, performance, innovation, technology, price, applications expertise, system and service flexibility, and established customer service capabilities, as its services relate to toll collection, customer contact centers, and employee staffing. Faneuil may not be able to compete effectively on all these fronts or with all of its competitors. In addition, new competitors may emerge, and service offerings may be threatened by new technologies or market trends that reduce the value of the services Faneuil provides. To remain competitive, Faneuil must respond to new technologies and enhance its existing services, and we anticipate that it may have to adjust the pricing for its services to stay competitive on future responses to proposals. If Faneuil does not compete effectively, its business, financial position, results of operations and cash flows could be materially adversely affected.

Faneuil’s dependence on a small number of customers could adversely affect its business or results of operations.

Faneuil derives a substantial portion of its revenue from a relatively small number of customers. For additional information regarding Faneuil customer concentrations, see “Part IV, Item 15. Exhibits, Financial Statement Schedules – Note 4. Concentration Risks.” We expect the largest customers of Faneuil to continue to account for a substantial portion of its total net revenue for the foreseeable future. Faneuil has long-standing relationships with many of its significant customers. However, because Faneuil customers generally contract for specific projects or programs with a finite duration, Faneuil may lose these customers if funding for their respective programs is discontinued, or if their projects end and the contracts are not renewed or replaced. The loss or reduction of, or failure to renew or replace, any significant contracts with any of these customers could materially reduce Faneuil revenue and cash flows. Additionally, many Faneuil customers are government entities, which can unilaterally terminate or modify the existing contracts with Faneuil without cause and penalty to such government entities in many situations. If Faneuil does not replace them with other customers or other programs, the loss of business from any one of such customers could have a material adverse effect on its business or results of operations.

The recovery of capital investments in Faneuil contracts is subject to risk.

In order to attract and retain large outsourcing contracts, Faneuil may be required to make significant capital investments to perform its services under the contract, such as purchases of information technology equipment and costs incurred to develop and implement software. The net book value of such assets, including intangible assets, could be impaired, and Faneuil earnings and cash flow could be materially adversely affected in the event of the early termination of all or a part of such a contract, reduction in volumes and services thereunder for reasons including, but not limited to, a client’s merger or acquisition, divestiture of assets or businesses, business failure or deterioration, or a client’s exercise of contract termination rights.

Faneuil’s business could be adversely affected if Faneuil’s clients are not satisfied with its services.

Faneuil’s business model largely depends on the ability to attract new work from existing clients. Faneuil’s business model also depends on client relationships, understanding client needs, and delivering specific solutions to meet such needs. If a client is not satisfied with the quality of work performed by Faneuil or a subcontractor or with the type of services or solutions delivered, Faneuil could incur additional costs to address the situation, the profitability of that work might be impaired and the client’s dissatisfaction with Faneuil’s services could lead to the termination of that work or damage Faneuil’s ability to obtain additional work from that client. Also, negative publicity related to Faneuil’s client relationships, regardless of its accuracy, may further damage Faneuil’s business by affecting its ability to compete for new contracts with current and prospective clients.

Faneuil’s dependence on subcontractors and equipment manufacturers could adversely affect it.

In some cases, Faneuil relies on and partners with third-party subcontractors as well as third-party equipment manufacturers to provide services under its contracts. To the extent that Faneuil cannot engage subcontractors or acquire equipment or materials, its performance, according to the terms of the customer contract, may be impaired. If the amount Faneuil is required to pay for subcontracted services or equipment exceeds the amount Faneuil has estimated in bidding for fixed prices or fixed unit price contracts, it could experience reduced profit or losses in the performance of these contracts with its customers. Also, if a subcontractor or a manufacturer is unable to deliver its services, equipment or materials according to the negotiated terms for any reason, including the deterioration of its financial condition, Faneuil may be required to purchase the services, equipment or materials from another source at a higher price. This may reduce the expected profit or result in a loss of a customer contract for which the services, equipment or materials were needed.

Partnerships entered into by Faneuil as a subcontractor with third parties who are primary contractors could adversely affect its ability to secure new projects and derive a profit from its existing projects.

In some cases, Faneuil partners as a subcontractor with third parties who are the primary contractors. In these cases, Faneuil is largely dependent on the judgments of the primary contractors in bidding for new projects and negotiating the primary contracts, including establishing the scope of services and service levels to be provided. Furthermore, even if projects are secured, if a primary contractor is unable to deliver its services according to the negotiated terms of the primary contract for any reason, including the deterioration of its financial condition, the customer may terminate or modify the primary contract, which may reduce Faneuil profit or cause losses in the performance of the contract.   In certain instances, the subcontract agreement includes a “Pay When Paid” provision, which allows the primary contractor to hold back payments to a subcontractor until they are paid by the customer, which has negatively impacted Faneuil cashflow.

If Faneuil or a primary contractor guarantees to a customer the timely implementation or performance standards of a program, Faneuil could incur additional costs to meet its guaranteed obligations or liquidated damages if it fails to perform as agreed.

In certain instances, Faneuil or its primary contractor guarantees a customer that it will implement a program by a scheduled date. At times, they also provide that the program will achieve or adhere to certain performance standards or key performance indicators. Although Faneuil generally provides input to its primary contractors regarding the scope of services and service levels to be provided, it is possible that a primary contractor may make commitments without Faneuil’s input or approval. If Faneuil or the primary contractor subsequently fails to implement the program as scheduled, or if the program subsequently fails to meet the guaranteed performance standards, Faneuil may be held responsible for costs to the client resulting from any delay in implementation, or the costs incurred by the program to achieve the performance standards. In most cases where Faneuil or the primary contractor fails to meet contractually defined performance standards, Faneuil may be subject to agreed-upon liquidated damages. To the extent that these events occur, the total costs for such program may exceed original estimates, and cause reduced profits, or in some cases a loss for that program.

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

Interruption of Faneuil data centers and customer contact centers could negatively impact Faneuil’s business.

If Faneuil was to experience a temporary or permanent interruption at a customer contact center due to natural disaster, casualty, operating malfunction, cyber-attack, sabotage or any other cause, Faneuil might be unable to provide the services it is contractually obligated to deliver. This could result in Faneuil being required to pay contractual damages to some clients or to allow some clients to terminate or renegotiate their contracts. Notwithstanding disaster recovery and business continuity plans and precautions instituted to protect Faneuil and Faneuil clients from events that could interrupt delivery of services, there is no guarantee that such interruptions would not result in a prolonged interruption in service, or that such precautions would adequately compensate Faneuil for any losses it may incur as a result of such interruptions.

Any business disruptions due to political instability, armed hostilities, and acts of terrorism or natural disasters could adversely affect Faneuil’s financial performance.

If terrorist activities, armed conflicts, political instability or natural disasters occur in the United States or other locations, such events may negatively affect Faneuil operations, cause general economic conditions to deteriorate or cause demand for Faneuil services, many of which depend on travel, to decline. A prolonged economic slowdown or recession could reduce the demand for Faneuil services, and consequently, negatively affect Faneuil’s future sales and profits. Any of these events could have a significant effect on Faneuil’s business, financial condition or results of operations.

Faneuil’s business is subject to many regulatory requirements, and current or future regulation could significantly increase Faneuil’s cost of doing business.

Faneuil’s business is subject to many laws and regulatory requirements in the United States, covering such matters as data privacy, consumer protection, health care requirements, labor relations, taxation, internal and disclosure control obligations, governmental affairs and immigration. For example, Faneuil is subject to state and federal laws and regulations regarding the protection of consumer information commonly referred to as “non-public personal information.” For instance, the collection of patient data through Faneuil’s contact center services is subject to the Health Insurance Portability and Accountability Act of 1996, commonly known as HIPAA, which protects the privacy of patients’ data. These laws, regulations, and agreements require Faneuil to develop and implement policies to protect non-public personal information and to disclose these policies to consumers before a customer relationship is established and periodically after that. These laws, regulations, and agreements limit the ability to use or disclose non-public personal information for purposes other than the ones originally intended. Many of these regulations, including those related to data privacy, are frequently changing and sometimes conflict with existing ones among the various jurisdictions in which Faneuil provides services. Violations of these laws and regulations could result in liability for damages, fines, criminal prosecution, unfavorable publicity and restrictions placed on Faneuil operations.  Faneuil’s failure to adhere to or successfully implement processes in response to changing regulatory requirements in this area could result in legal liability or impairment to Faneuil’s reputation in the marketplace, which could have a material adverse effect on Faneuil’s business, results of operations and financial condition. In addition, because a substantial portion of Faneuil operating costs consists of labor costs, changes in governmental regulations relating to wages, healthcare and healthcare reform and other benefits or employment taxes could have a material adverse effect on Faneuil’s business, results of operations or financial condition.

A failure to attract and retain necessary personnel, skilled management, and qualified subcontractors may have an adverse impact on Faneuil’s business.

Because Faneuil operates in intensely competitive markets, its success depends to a significant extent upon its ability to attract, retain and motivate highly skilled and qualified personnel and to subcontract with qualified, competent subcontractors. If Faneuil fails to attract, develop, motivate, retain, and effectively utilize personnel with the desired levels of training or experience, or is unable to contract with qualified, competent subcontractors, Faneuil’s business will be harmed. Experienced and capable personnel remain in high demand, and there is continual competition for their talents. Additionally, regarding the labor-intensive business of Faneuil, quality service depends on the ability to retain employees and control personnel turnover. Any increase in the employee turnover rate could increase recruiting and training costs and could decrease operating effectiveness and productivity. Faneuil may not be able to continue to hire, train and retain a sufficient number of qualified personnel to adequately staff new client projects. Faneuil’s business is driven in part by the personal relationships of Faneuil’s senior management team, and its success depends on the skills, experience, and performance of members of Faneuil’s senior management team. Despite executing an employment agreement with Faneuil’s CEO, she or other members of the management team may discontinue service with Faneuil and Faneuil may not be able to find individuals to replace them at the same cost, or at all. Faneuil has not obtained “key person” insurance for any member of its senior management team. The loss or interruption of the services of any key employee or the loss of a key subcontractor relationship could hurt Faneuil’s business, financial condition, cash flow, results of operations and prospects.

Risks Related to Carpets

The floor covering industry is highly dependent on national and regional economic conditions, such as consumer confidence and income, corporate and individual spending, interest rate levels, availability of credit and demand for housing. A decline in residential or commercial construction activity or remodeling and refurbishment in Las Vegas could have a material adverse effect on Carpets business.

The floor covering industry is highly dependent on construction activity, including new construction, which is cyclical in nature and recently experienced a downturn. The downturn in the U.S. and global economies, along with the residential and commercial markets in such economies, particularly in Las Vegas, negatively impacted the floor covering industry and Carpets business. Although the impact of a decline in new construction activity is typically accompanied by an increase in remodeling and replacement activity, these activities lagged during the downturn. Although these difficult economic conditions have improved, there may be additional downturns that could cause the industry to deteriorate in the future.  Diminished consumer confidence in general, or specifically with respect to purchasing homes, or lack of consumer interest in purchasing a home compared to other housing alternatives due to location preferences, perceived affordability constraints or otherwise, may contribute to such a downturn. Further, changes to monetary policy or other actions by the Federal Reserve resulting in an adverse effect on interest rates (including mortgage interest rates), a downward trend in employment levels and job and wage growth, and increasing prices for available new or existing homes could lead to a decline in housing activity and negatively impact Carpets business.  A significant or prolonged decline in residential/commercial remodeling or new construction activity could have a material adverse effect on the business and results of operations of Carpets.

Because all of Carpets operations are concentrated in the Las Vegas area, it is especially subject to certain risks, including economic and competitive risks, associated with the conditions in that area and in the areas from which it draws customers.

Carpets currently operates solely in the Las Vegas area. Due to this geographic concentration, its results of operations and financial conditions are subject to greater risks from changes in local and regional conditions, such as changes in local or regional economic conditions and unemployment rates; changes in local and state laws and regulations; a decline in the number of residents in the Las Vegas area; and changes in the local or regional competitive environment. As a result of the geographic concentration of is business, Carpets faces a greater risk of a negative impact on its business, financial condition, results of operations and prospects if any of the geographic areas in which it operates is more severely impacted by any such adverse condition, as compared to other areas in the United States.

Carpets faces intense competition in the floor covering industry that could decrease demand for its products or force it to lower prices, which could have a material adverse effect on our business.

The floor covering industry is highly competitive. Carpets competes with several home improvement stores, building materials supply houses and lumber yards, specialty design stores, showrooms, discount stores, local, regional and national hardware stores, mail order firms, warehouse clubs, independent building supply stores and other retailers, as well as with installers. Also, it faces growing competition from online and multichannel retailers as its customers increasingly use computers, tablets, smartphones and other mobile devices to shop online and compare prices and products in real time. Intense competitive pressures from one or more competitors of Carpets or the inability by Carpets to adapt effectively and quickly to a changing competitive landscape could affect its prices, its margins or demand for its products and services. If it is unable to respond timely and appropriately to these competitive pressures, including through maintaining competitive locations of stores, customer service, quality and price of merchandise and services, in-stock levels, and merchandise assortment and presentation, its market share and its financial performance could be adversely affected.

Carpets may not timely identify or effectively respond to consumer needs, expectations or trends, which could adversely affect its relationship with customers, its reputation, demand for its products and services and its market share.

Carpets operates in a market sector where demand is strongly influenced by rapidly changing customer preferences as to product design and features. The success of Carpets depends on its ability to anticipate and react to changing consumer demands promptly. All of its products are subject to changing consumer preferences that cannot be predicted with certainty. Also, long lead times for certain of its products may make it hard for it to respond quickly to changes in consumer demands. Consumer preferences could shift rapidly to different types of products or away from the types of products Carpets carries altogether, and its future success depends, in part, on its ability to anticipate and respond to these changes. Failure to anticipate and respond promptly to changing consumer preferences could lead to, among other things, lower sales and excess inventory levels, which could have a material adverse effect on its financial condition.

Carpets relies on third-party suppliers for its products. If it fails to identify and develop relationships with a sufficient number of qualified suppliers, or if its suppliers experience financial or operational difficulties, its ability to timely and efficiently access products that meet its standards could be adversely affected.

Carpets sources, stocks and sells products from vendors, and its ability to fulfill their orders reliably and efficiently is critical to its business success. Its ability to continue to identify and develop relationships with qualified suppliers who can satisfy its standards for quality and the need to access products in a timely, efficient and cost-effective manner is a significant challenge. The ability to access products can also be adversely affected by political instability, the financial instability of suppliers, suppliers’ noncompliance with applicable laws, trade restrictions, tariffs, currency exchange rates, supply disruptions, weather conditions, natural disasters, shipping or logistical interruptions or costs and other factors beyond its control. If these vendors fail or are unable to perform as expected and Carpets is unable to replace them quickly, its business could be adversely affected, at least temporarily, until it can do so, and potentially, in some cases, permanently.

If Carpets fails to achieve and maintain a high level of product and service quality, its reputation, sales, profitability, cashflows, and financial condition could be negatively impacted.

Product and service quality issues could result in a negative impact on customer confidence in Carpets and the Carpets brand image. As a result, its reputation as a retailer of high-quality products and services could suffer and impact customer loyalty. Additionally, a decline in product and service quality could result in product recalls, product liability and warranty claims. Carpets generally provides a one-year warranty on the installation of any of its products. Warranty work related directly to installation is repaired at the cost to Carpets, and product defects are generally charged back to the manufacturer.

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

The business of Carpets is dependent in part on estimating fixed price projects correctly and completing the installations within budget. Carpets could suffer losses associated with installations on fixed price projects.

A portion of Carpets business consists of fixed price projects that are bid for and contracted based on estimated costs. The estimating process includes budgeting for the appropriate amount of materials, labor and overhead. At times, this work can be substantial.  The ability to estimate costs correctly and complete the project within budget or satisfaction without material defect is essential.  In particular, there may be additional tariffs or taxes related to any inputs and finished goods imported by Carpets. Compliance with changes in taxes, tariffs and other regulations may require Carpets to alter its sourcing and make the process of estimating fixed price projects more difficult. If Carpets is unable to estimate a project properly or unable to complete the project within budget or without material defect, it may suffer losses, which could adversely affect its reputation, business, and financial condition.

Carpets depends upon its ability to attract, train and retain highly qualified associates while also controlling its labor costs.

Customers expect a high level of customer service and product knowledge from associates employed by Carpets. To meet the needs and expectations of its customers, Carpets must attract, train and retain a large number of highly qualified associates while at the same time controlling labor costs. Its ability to control labor costs is subject to numerous external factors, including prevailing wage rates and health and other insurance costs, as well as the impact of legislation or regulations governing labor relations or healthcare benefits. Also, Carpets competes with other retail businesses for many of its associates in hourly positions, and it invests significant resources in training and motivating them to maintain a high level of job satisfaction. These positions have historically had high turnover rates, which can lead to increased training and retention costs. There is no assurance that Carpets will be able to attract or retain highly qualified associates in the future.

A substantial decrease or interruption in business from Carpets significant customers or suppliers could adversely affect its business.

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

Historically, Carpets has purchased inventory from a small number of vendors. If these vendors became unable to provide materials promptly, Carpets would be required to find alternative vendors. Management estimates they could locate and qualify new vendors in a short period of time. For additional information regarding vendor concentrations, see “Part IV, Item 15. Exhibits, Financial Statement Schedules – Note 4. Concentration Risks.”

Risks Related to Phoenix

Phoenix faces intense competition in the printing industry that could decrease demand for its products or force it to lower prices.

The printing industry is highly competitive. Phoenix competes directly or indirectly with several established book and book component manufacturers. New distribution channels such as digital formats, the internet and online retailers and growing delivery platforms (e.g., tablets and e-readers), combined with the concentration of retailer power, pose threats and provide opportunities to traditional consumer publishing models, potentially impacting both sales volumes and pricing.

Competitive pressures or the inability by Phoenix to adapt effectively and quickly to a changing competitive landscape could affect prices, margins or demand for products and services. If Phoenix is unable to respond timely and appropriately to these competitive pressures, from existing or new competitors, its business could be adversely affected.

Economic weakness and uncertainty, as well as the effects of these conditions on Phoenix’s customers and suppliers, could reduce demand for or the ability of Phoenix to provide its products and services.

Economic conditions related to Phoenix, Phoenix’s customers, and Phoenix’s suppliers, could negatively impact Phoenix’s business and results of operations. Phoenix has experienced, and may continue to experience, reduced demand for certain of its products and services. As a result of uncertainty about global economic conditions, including factors such as unemployment, bankruptcies, financial market volatility, sovereign debt issues, government budget deficits, tariffs, and other factors which continue to affect the global economy, Phoenix’s customers and suppliers may experience further deterioration of their businesses, suffer cash flow shortages or file for bankruptcy. In turn, existing or potential customers may delay or decline to purchase Phoenix products and related services, and Phoenix’s suppliers and customers may not be able to fulfill their obligations to it in a timely fashion.

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

In addition, customer difficulties could result in increases in bad debt write-offs and increases to Phoenix’s allowance for doubtful accounts receivable. Further, Phoenix’s suppliers may experience similar conditions as its customers, which may impact their viability and their ability to fulfill their obligations to Phoenix. Negative changes in these or related economic factors could materially adversely affect Phoenix’s business.

A substantial decrease or interruption in business from Phoenix’s significant customers or suppliers could adversely affect its business.

Phoenix has significant customer and supplier concentration. For additional information regarding customer and supplier concentrations, see “Part IV, Item 15. Exhibits, Financial Statement Schedules – Note 4. Concentration Risks.”  Any significant cancellation, deferral or reduction in the quantity or type of products sold to these principal customers or a significant number of smaller customers, including as a result of Phoenix’s failure to perform, the impact of economic weakness and challenges to customer businesses, a change in buying habits, further industry consolidation or the impact of the shift to alternative methods of content delivery, including digital distribution and printing, to customers, could have a material adverse effect on Phoenix business. Further, if Phoenix’s significant customers, in turn, are not able to secure large orders, they will not be able to place orders with Phoenix. A substantial decrease or interruption in business from Phoenix’s significant customers could result in write-offs or the loss of future business and could have a material adverse effect on Phoenix’s business.

Additionally, Phoenix purchases certain limited grades of paper to produce book and component products. If Phoenix’s suppliers reduce their supplies or discontinue these grades of paper, Phoenix may be unable to fulfill its contract obligations, which could have a material adverse effect on its business.  See “Part IV, Item 15. Exhibits, Financial Statement Schedules – Note 4. Concentration Risks.”

Fluctuations in the cost and availability of raw materials could increase Phoenix cost of sales.

To produce its products, Phoenix is dependent upon the availability of raw materials, including paper, ink, and adhesives, the price and availability of which are affected by numerous factors beyond its control.  These factors include:

•	the level of consumer demand for these materials and downstream products containing or using these materials;
•	the supply of these materials and the impact of industry consolidation;
•	government regulation and taxes;
•	market uncertainty;
•	volatility in the capital and credit markets;
•	environmental conditions and regulations; and
•	political and global economic conditions.

Any material increase in the price of key raw materials could adversely impact Phoenix cost of sales or result in the loss of availability of such materials at reasonable prices. When these fluctuations result in significantly higher raw material costs, Phoenix’s operating results are adversely affected to the extent it is unable to pass on these increased costs to its customers or to the extent they materially affect customer buying habits. Significant fluctuations in prices for paper, ink, and adhesives could, therefore, have a material adverse effect on Phoenix’s business.

Any disruption at Phoenix production facility could adversely affect its results of operations.

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

Phoenix’s operations are subject to a variety of federal, state, local and foreign laws and regulations governing emissions to air, discharge to water, the generation, handling, storage, transportation, treatment and disposal of hazardous substances and other materials, and employee health and safety matters. As an owner and operator of real property and a generator of hazardous substances, Phoenix may be subject to environmental cleanup liability, regardless of fault, pursuant to the Comprehensive Environmental Response, Compensation and Liability Act or analogous state laws, as well as to claims for harm to health or property or for natural resource damages arising out of contamination or exposure to hazardous substances. Some current or past operations have involved metalworking and plating, printing and other activities that have resulted in or could result in environmental conditions giving rise to liabilities. If Phoenix incurs significant expenses related to environmental cleanup or damages stemming from harm or alleged harm to health, property or natural resources arising from contamination or exposure to hazardous substances, Phoenix’s business may be materially and adversely affected.

The diversion of resources and management’s attention to the integrations of the Printing Components Business and Color Optics could adversely affect Phoenix’s day-to-day business.

The integrations of the Printing Components Business and Color Optics may place a significant burden on Phoenix management and internal resources. The diversion of Phoenix management’s attention away from day-to-day business concerns and any difficulties encountered in the transition and integration process could adversely affect Phoenix’s financial results.

Phoenix may not be able to successfully integrate recently acquired businesses, and the anticipated benefits of the recently acquired businesses may not be realized.

Phoenix has completed multiple acquisitions with the expectation that such acquisitions would result in various benefits, including, among other things, complementing Phoenix’s current product offerings and allowing Phoenix to expand and diversify its product offerings by leveraging its existing core competencies. Achieving those anticipated benefits is subject to several uncertainties, including whether Phoenix can integrate the acquired businesses in an efficient and effective manner. The integration process could also take longer than Phoenix anticipates and could result in the loss of valuable employees, the disruption of each company’s ongoing businesses, processes and systems or inconsistencies in standards, controls, procedures, practices, policies and compensation arrangements, any of which could adversely affect the achievement of anticipated benefits.

Risks Related to our Businesses Generally and our Common Stock

Our ability to engage in some business transactions may be limited by the terms of our debt.

Our financing documents contain affirmative and negative financial covenants restricting ALJ, Faneuil, Carpets, and Phoenix. Specifically, our loan facilities covenants restrict ALJ, Faneuil, Carpets and Phoenix from:

•	incurring additional debt;
•	making certain capital expenditures;
•	allowing liens to exist;
•	entering transactions with affiliates;
•	guaranteeing the debt of other entities, including joint ventures;
•	merging, consolidating, or otherwise combining with another company; or
•	transferring or selling our assets.

The ability of ALJ, Faneuil, Carpets, and Phoenix to borrow under our loan arrangements depends upon their respective abilities to comply with certain covenants and borrowing base requirements.  The ability to meet these covenants and requirements may be affected by events beyond our control, and we or they may not meet these obligations. The failure of any of us or our subsidiaries to comply with these covenants and requirements could result in an event of default under our loan arrangements that, if not cured or waived, could terminate such party’s ability to borrow further, permit acceleration of the relevant debt (and other indebtedness based on cross-default provisions) and permit foreclosure on any collateral granted as security under the loan arrangements, which includes substantially all of our assets. Accordingly, any default under our loan facilities could also result in a material adverse effect on us that may result in our lenders seeking to recover from us or against our assets. There can also be no assurance that the lenders will grant waivers on covenant violations if they occur. Any such event of default would have a material adverse effect on us.

We have substantial indebtedness and our ability to generate cash to service our indebtedness depends on factors that are beyond our control.

We currently have, and will likely continue to have, a substantial amount of indebtedness, some of which require us to make a lump-sum or “balloon” payment at maturity. Our indebtedness could, among other things, make it more difficult for us to satisfy our debt obligations, require us to use a large portion of our cash flow from operations to repay and service our debt or otherwise create liquidity problems, limit our flexibility to adjust to market conditions and place us at a competitive disadvantage. We expect to obtain the money to pay our expenses and pay the principal and interest on our indebtedness from cash flow from our operations and potentially from debt or equity offerings. However, if we do not have sufficient funds to repay the debt at maturity of these loans, we will need to refinance this debt. If the credit environment is constrained at the time the balloon payment is due or our indebtedness otherwise matures, we may not be able to refinance our existing indebtedness on acceptable terms and may be forced to choose from a number of unfavorable options. These options include agreeing to otherwise unfavorable financing terms, selling assets on disadvantageous terms or defaulting on the loan and permitting the lender to foreclose. Accordingly, our ability to meet our obligations depends on our future performance and capital raising activities, which will be affected by financial, business, economic and other factors, many of which are beyond our control. If our cash flow and capital resources prove inadequate to allow us to pay the principal and interest on our debt and meet our other obligations, our ability to execute our business plan and effectively compete in the marketplace may be materially adversely affected.

We are subject to claims arising in the ordinary course of our business that could be time-consuming, result in costly litigation and settlements or judgments, require significant amounts of management attention and result in the diversion of significant operational resources, which could adversely affect our business, financial condition and results of operations.

We, our officers, and our subsidiaries, are currently involved in, and from time to time may become involved in, legal proceedings or be subject to claims arising in the ordinary course of our business.  Litigation is inherently unpredictable, time-consuming and distracting to our management team, and the expenses of conducting litigation are not inconsequential.  Such distraction and expense may adversely affect the execution of our business plan and our ability to compete effectively in the marketplace.  Further, if we do not prevail in litigation in which we may be involved, our results could be adversely affected, in some cases, materially.  For additional information, see “Part I. Item 3, Legal Proceedings.”

Changes in interest rates may increase our interest expense.

As of September 30, 2018, $93.7 million of our current borrowings under the Cerberus Term Loan, Cerberus/PNC Revolver, and potential future borrowings are, and may continue to be, at variable rates of interest, tied to LIBOR or the Prime Rate of interest, thus exposing us to interest rate risk. Such rates tend to fluctuate based on general economic conditions, general interest rates, Federal Reserve rates and the supply of and demand for credit in the relevant interbanking market. In recent years, the Fed has incrementally raised the target range for the federal funds rate, with additional increases expected to come over the next year. Increases in the interest rate generally, and particularly when coupled with any significant variable rate indebtedness, could materially adversely impact our interest expenses. If interest rates continue increasing, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. For example, if interest rates increased in the future by 100 basis points, based on our current borrowings as of September 30, 2018, we would incur approximately an additional $0.9 million per year in interest expense.

We may not receive the full amounts estimated under the contracts in our backlog, which could reduce our revenue in future periods below the levels anticipated. This makes backlog an uncertain indicator of future operating results.

As of September 30, 2018, each of our subsidiaries had a significant backlog.  Our backlog is typically subject to large variations from quarter to quarter and comparisons of backlog from period to period are not necessarily indicative of future revenue. The contracts comprising our backlog may not result in actual revenue in any particular period or at all, and the actual revenue from such contracts may differ from our backlog estimates. The timing of receipt of revenue, if any, for projects included in backlog could change because many factors affect the scheduling of projects. In certain instances, customers may have the right to cancel, reduce or defer amounts that we have in our backlog, which could negatively affect our future revenue.  The failure to realize all amounts in our backlog could adversely affect our revenue and gross margins. As a result, our subsidiaries’ backlog as of any particular date may not be an accurate indicator of our future revenue or earnings.

Account data breaches involving stored data, or the misuse of such data could adversely affect our reputation, performance, and financial condition.

We and each of our subsidiaries provide services that involve the storage of non-public information. Cyber attacks designed to gain access to sensitive information are constantly evolving, and high-profile electronic security breaches leading to unauthorized releases of sensitive information have occurred recently at several major U.S. companies, including several large retailers, despite widespread recognition of the cyber-attack threat and improved data protection methods. Any breach of the systems on which sensitive data and account information are stored or archived and any misuse by our employees, by employees of data archiving services or by other unauthorized users of such data could lead to damage to our reputation, claims against us and other potential increases in costs. If we are unsuccessful in defending any lawsuit involving such data security breaches or misuse, we may be forced to pay damages, which could materially and adversely affect our profitability and financial condition. Also, damage to our reputation stemming from such breaches could adversely affect our prospects. As the regulatory environment relating to companies’ obligations to protect such sensitive data becomes stricter, a material failure on our part to comply with applicable regulations could subject us to fines or other regulatory sanctions.

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

Our ability to utilize net operating losses (“NOLs”) and built-in losses under Section 382 of the Internal Revenue Code (the “Code”) and tax credit carryforwards to offset our future taxable income and/or to recover previously paid taxes would be limited if we were to undergo an “ownership change” within the meaning of Section 382 of the Code.

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

If we undergo an ownership change for purposes of Section 382 as a result of future transactions involving our common stock, including purchases or sales of stock between 5% stockholders, our ability to use our NOLs and to recognize certain built-in losses would be subject to the limitations of Section 382. Depending on the resulting limitation, a significant portion of our NOLs could expire before we would be able to use them.  At the end of our last fiscal year, September 30, 2018, we had net operating loss carryforwards for federal income tax purposes of approximately $144.3 million that start expiring in 2022. Approximately $121.3 million of the carryforward expires in 2022. Our inability to utilize our NOLs would have a negative impact on our financial position and results of operations.

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

The Tax Reform Law contains many significant changes to the U.S. federal income tax laws, the full consequences of which have not yet been determined. As a result of the enacted reduction in the federal corporate income tax rate, we recorded a one-time, non-cash increase to deferred income tax expense of $4.1 million to revalue ALJ’s net deferred tax asset during the year ended September 30, 2018.  The one-time revaluation was based on our current knowledge, interpretation and understanding of the Tax Reform Law and its impact to our business. Other aspects of the Tax Reform Law, including, but not limited to the state tax effect of adjustments made to federal taxes and the interest expense deduction limitation may have additional material impacts on the value of our deferred tax assets, could result in significant one-time charges in the current or future taxable years, and could increase our future tax expense. The foregoing items could have a material adverse effect on our business, cash flow, results of operations or financial conditions.

Our internal controls and procedures may be deficient.

Our internal controls and procedures, including the internal controls and procedures of our subsidiaries, may be subject to deficiencies or weaknesses. Remedying and monitoring internal controls and procedures distract our management from its operations, planning, oversight and performance functions, which could harm our operating results. Additionally, any failure of our internal controls or procedures could harm our operating results or cause us to fail to meet our obligations to maintain adequate public information or to file periodic reports with the SEC, as applicable.

The concentration of our capital stock ownership with insiders will likely limit your ability to influence corporate matters.

Our executive officers and directors and their affiliated entities together beneficially own a majority of our outstanding common stock, and our Executive Chairman owns approximately 37.1% of our outstanding common stock as of September 30, 2018. As a result, these stockholders, if they act together or in a block, could have significant influence over most matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions, even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

We are an “emerging growth company” and a “smaller reporting company” and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” or “smaller reporting companies.”

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

As an emerging growth company, we are subject to reduced public company reporting requirements. As an emerging growth company, we are exempt from Section 404(b) of Sarbanes Oxley. Section 404(a) requires issuers to publish information in their annual reports concerning the scope and adequacy of the internal control structure and procedures for financial reporting. This statement shall also assess the effectiveness of such internal controls and procedures. Section 404(b) requires that the registered accounting firm shall, in the same report, attest to and report on the assessment of the effectiveness of the internal control structure and procedures for financial reporting.

As an emerging growth company, we are also exempt from Section 14A (a) and (b) of the Securities Exchange Act of 1934 which require the shareholder approval of executive compensation and golden parachutes.

We have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(2) of the JOBS Act, which allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.

We are also a “smaller reporting company,” meaning that we are not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent company that is not a “smaller reporting company,” and have either: (i) a public float of less than $250 million or (ii) annual revenues of less than $100 million during the most recently completed fiscal year and (A) no public float or (B) a public float of less than $700 million. As a “smaller reporting company,” we are subject to reduced disclosure obligations in our SEC filings compared to other issuers, including with respect to disclosure obligations regarding executive compensation in our periodic reports and proxy statements.  Until such time as we cease to be a “smaller reporting company,” such reduced disclosure in our SEC filings may make it harder for investors to analyze our operating results and financial prospects.

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

Your share ownership may be diluted by the issuance of additional shares of our common or preferred stock or securities convertible into common or preferred stock in the future. As of September 30, 2018, a total of 1,674,000 shares of our common stock are issuable pursuant to outstanding options issued by us at a weighted-average exercise price of $3.38.  It is probable that options to purchase our common stock will be exercised during their respective terms if the fair market value of our common stock exceeds the exercise price of the particular option. If the stock options are exercised, your share ownership will be diluted.  Additionally, options to purchase up to 1,260,000 shares of ALJ common stock are available for grant under our existing equity compensation plans as of September 30, 2018.

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

We have a stockholder rights plan (the “Rights Plan”) designed to preserve the value of certain tax assets primarily associated with our NOLs and built-in losses under Section 382. At the end of our last fiscal year, September 30, 2018, we had approximately $144.3 million of NOLs. The use of such losses to offset federal income tax would be limited if we experience an “ownership change” under Section 382. This would occur if stockholders owning (or deemed under Section 382 to own) 5% or more of our stock by value increase their collective ownership of the aggregate amount of our stock by more than 50 percentage points over a defined period. The Rights Plan was adopted to reduce the likelihood of an “ownership change” occurring as defined by Section 382.

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

The matter was tried in a bench trial from April 30, 2018 through May 2, 2018.  On May 15, 2018, the Circuit Court for the City of Richmond, Virginia (the “Richmond Circuit Court”) issued its opinion, which dismissed both Faneuil’s complaint and 3M’s counterclaim with prejudice.  No monetary damages were awarded to either Faneuil or 3M.  As a result of the Richmond Circuit Court’s opinion, ALJ recorded a non-cash litigation loss of $2.9 million (the outstanding unreserved receivable from 3M), which was included with selling, general and administrative expense during the year ended September 30, 2018.  Faneuil has filed an appeal of the Richmond Circuit Court’s judgment.

Marshall v. Faneuil, Inc.

On July 31, 2017, plaintiff Donna Marshall (“Marshall”), filed a proposed class action lawsuit in the Superior Court of the State of California for the County of Sacramento against Faneuil and ALJ. Marshall, a previously terminated Faneuil employee, alleges various California state law employment-related claims against Faneuil.  Faneuil has answered the complaint and removed the matter to the United States District Court for the Eastern District of California; however, Marshall filed a motion to remand the case back to state court. The motion to remand has been fully briefed and argued and remains pending before the court.  The case is in early discovery at this time. Faneuil believes this action is without merit and intends to defend it vigorously.

Other Litigation

We and our subsidiaries have been named in, and from time to time may become named in, various other lawsuits or threatened actions that are incidental to our ordinary business. Litigation is inherently unpredictable. Any claims against us, whether meritorious or not, could be time-consuming, cause us to incur costs and expenses, require significant amounts of management time and result in the diversion of significant operational resources. The results of these lawsuits and actions cannot be predicted with certainty. We concluded as of September 30, 2018 that the ultimate resolution of these matters (including the matters described above) will not have a material adverse effect on our business, consolidated financial position, results of operations or cash flows.

ITEM 4. MINE SAFETY DISCLOSURE.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

On May 11, 2016, our stock began trading on NASDAQ under the ticker symbol “ALJJ.”  Prior to May 11, 2016, our stock traded on the OTC Bulletin Board (“OTCBB”).  The following table sets forth the range of high and low sales prices for the Company’s common stock for the periods indicated:

	High	Low
Fiscal 2018:
1st Quarter	$3.75	$2.98
2nd Quarter	3.74	1.82
3rd Quarter	2.31	1.42
4th Quarter	2.26	1.71
Fiscal 2017:
1st Quarter	$4.87	$3.75
2nd Quarter	4.45	3.51
3rd Quarter	3.79	3.09
4th Quarter	3.75	2.81

Record Holders

As of November 30, 2018, there were 127 registered holders of ALJ’s common stock.  In addition, there are a significant number of holders of ALJ common stock that are “street name” or beneficial holders, whose shares are held of record by banks, brokers, and other financial institutions.

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

The following table sets forth certain information concerning shares of common stock authorized for issuance under the Company’s existing equity compensation plans as of September 30, 2018:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	740,000	$3.02	1,260,000
Equity compensation plans not approved by security holders	934,000	3.67	—
Total	1,674,000	$3.38	1,260,000

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

ITEM 6. SELECTED FINANCIAL DATA.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. Our MD&A is organized as follows:

•	Overview. Discussion of our business and overall analysis of financial and other highlights affecting us to provide context for the remainder of MD&A.
•	Results of Operations. An analysis comparing our financial results for the year ended September 30, 2018 (“Fiscal 2018”) to the year ended September 30, 2017 (“Fiscal 2017”).
•	Liquidity and Capital Resources. An analysis of changes in our cash flows and discussion of our financial condition and liquidity.
•	Contractual Obligations. Discussion of our contractual obligations as of September 30, 2018.
•	Off-Balance Sheet Arrangements. Discussion of our off-balance sheet arrangements as of September 30, 2018.
•

Critical Accounting Policies and Estimates.  This section provides a discussion of the significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.

The following discussion should be read in conjunction with our consolidated financial statements and accompanying notes included in “Part IV, Item 15. Exhibits, Financial Statement Schedules.”  The following discussion contains a number of forward-looking statements that involve a number of risks and uncertainties. Words such as "anticipates," "expects," "intends," "goals," "plans," "believes," "seeks," "estimates," "continues," "may," "will," "should," and variations of such words and similar expressions are intended to identify such forward-looking statements. Such statements are based on our current expectations and could be affected by the risk and uncertainties described in “Part I, Item 1A. Risk Factors.” Our actual results may differ materially.

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

Results of Operations

Our results of operations are impacted by the timing of acquisitions, including the CMO Business acquired by Faneuil on May 26, 2017, and the Printing Components Business acquired by Phoenix on October 2, 2017.

The following table sets forth certain consolidated statements of operations data as a percentage of net revenue for each period as follows:

	Year Ended September 30, 2018		Year Ended September 30, 2017
		% of		% of
(in thousands, except per share amounts)	Dollars	Net Revenue	Dollars	Net Revenue
Net revenue (1)
Faneuil	$188,233	50.9%	$158,264	48.4%
Carpets	68,404	18.5	69,725	21.3
Phoenix	113,139	30.6	98,729	30.2
Consolidated net revenue	369,776	100.0	326,718	100.0
Cost of revenue (2)
Faneuil	146,004	77.6	120,805	76.3
Carpets	56,161	82.1	56,777	81.4
Phoenix (3)	83,707	74.0	73,122	74.1
Consolidated cost of revenue	285,872	77.3	250,704	76.7
Selling, general and administrative expense (2)
Faneuil	32,047	17.0	24,604	15.5
Carpets	11,803	17.3	11,659	16.7
Phoenix	15,419	13.6	12,546	12.7
ALJ	3,761	—	3,135	—
Consolidated selling, general and administrative expense	63,030	17.0	51,944	15.9
Depreciation and amortization expense (2)
Faneuil	10,286	5.5	8,109	5.1
Carpets	861	1.3	737	1.1
Phoenix (4)	2,479	2.2	2,521	2.6
Consolidated depreciation and amortization expense	13,626	3.7	11,367	3.5
Gain (loss) on disposal of assets, net (2)
Carpets	24	—	—	—
Phoenix	253	—	(8)	—
Segment operating income (loss) (2)
Faneuil	(104)	(0.1)	4,746	3.0
Carpets	(397)	(0.6)	552	0.8
Phoenix	11,787	10.4	10,532	10.7
ALJ	(3,761)	—	(3,135)	—
Consolidated segment operating income (loss)	7,525	2.0	12,695	3.9
Interest expense (5)	(10,558)	(2.9)	(9,744)	(3.0)
Other income	—	—	298	0.1
(Provision for) benefit from income taxes (5)	(4,299)	(1.2)	12,424	3.8
Net (loss) income (5)	$(7,332)	(2.0)%	$15,673	4.8%
Basic (loss) earnings per share of common stock	$(0.19)		$0.45
Diluted (loss) earnings per share of common stock	$(0.19)		$0.43

(1)	Percentage is calculated as segment net revenue divided by consolidated net revenue.
(2)	Percentage is calculated as a percentage of the respective segment net revenue.
(3)	Includes depreciation expense of $5.4 million and $5.2 million during Fiscal 2018 and Fiscal 2017, respectively.
(4)

Primarily amortization of intangible assets.  Total depreciation and amortization for Phoenix, including depreciation expense captured in cost of revenue, was $7.9 million and $7.8 million during Fiscal 2018 and Fiscal 2017, respectively.

(5)	Percentage is calculated as a percentage of consolidated net revenue.

Net Revenue

	Year Ended September 30,
(in thousands)	2018	2017	$ Change	% Change
Faneuil	$188,233	$158,264	$29,969	18.9%
Carpets	68,404	69,725	(1,321)	(1.9)
Phoenix	113,139	98,729	14,410	14.6
Consolidated net revenue	$369,776	$326,718	$43,058	13.2%

Faneuil Net Revenue

Faneuil net revenue for Fiscal 2018 was $188.2 million, an increase of $30.0 million, or 18.9%, compared to net revenue of $158.3 million for Fiscal 2017.  The increase was mainly attributable to a $22.0 million increase from the CMO Business acquisition, a $12.5 million increase from new customers, and a $0.7 million increase in revenue from existing customers, partly offset by a $5.2 million decrease driven by the completion of customer contracts.  The remaining change was a result of normal fluctuations in existing customer contracts.

Carpets Net Revenue

Carpets net revenue for Fiscal 2018 was $68.4 million, a decrease of $1.3 million, or 1.9%, compared to net revenue of $69.7 million for Fiscal 2017.  The slight decrease was primarily attributable to lower volumes from granite and cabinet sales, somewhat offset by an increase in volume from flooring sales.

Phoenix Net Revenue

Phoenix net revenue for Fiscal 2018 was $113.1 million, an increase of $14.4 million, or 14.6%, compared to $98.7 million during Fiscal 2017.  The increase was a result of the acquisition of the Printing Component Business, which contributed net revenue of $15.7 million during Fiscal 2018.  This increase was offset by a decrease in revenue from the remaining business of $1.3 million during Fiscal 2018 compared to Fiscal 2017, due to lower volumes primarily for packaging.

Cost of Revenue

	Year Ended September 30,
(in thousands)	2018	2017	$ Change	% Change
Faneuil	$146,004	$120,805	$25,199	20.9%
As a percentage of net revenue	77.6%	76.3%
Carpets	56,161	56,777	(616)	(1.1)
As a percentage of net revenue	82.1%	81.4%
Phoenix	83,707	73,122	10,585	14.5
As a percentage of net revenue	74.0%	74.1%
Consolidated cost of revenue	$285,872	$250,704	$35,168	14.03%

Faneuil Cost of Revenue

Faneuil cost of revenue for Fiscal 2018 was $146.0 million, an increase of $25.2 million, or 20.9%, compared to $120.8 million for Fiscal 2017.  The absolute dollar increase in cost of revenue was a direct result of the increased net revenue.  During Fiscal 2018 as compared to Fiscal 2017, Faneuil cost of revenue as a percentage of segment net revenue increased to 77.6% from 76.3% as a result of the integration of the CMO Business.

Carpets Cost of Revenue

Carpets cost of revenue for Fiscal 2018 was $56.2 million, a decrease of $0.6 million, or 1.1%, compared to cost of revenue of $56.8 million for Fiscal 2017.  The absolute dollar decrease in cost of revenue was a direct result of decreased net revenue.  Although Carpets cost of revenue as a percentage of net revenue was relatively constant at 82.1% during Fiscal 2018 and 81.4% during Fiscal 2017, it was impacted by the change in the relative percentage of net revenue generated from new home, retail, and commercial sales.

Phoenix Cost of Revenue

Phoenix cost of revenue for Fiscal 2018 was $83.7 million, an increase of $10.6 million, or 14.5% compared to cost of revenue of $73.1 million for Fiscal 2017.  The absolute dollar increase in cost of revenue was mainly attributable to increased net revenue associated with the aforementioned Printing Components Business acquisition.  During Fiscal 2018, as compared to Fiscal 2017, Phoenix cost of revenue as a percentage of segment net revenue was flat at 74.0% and 74.1%, respectively.  Phoenix experiences normal fluctuations to cost of revenue as a percentage of segment net revenue as a result of changes to the mix of products sold.

Selling, General and Administrative Expense

	Year Ended September 30,
(in thousands)	2018	2017	$ Change	% Change
Faneuil	$32,047	$24,604	$7,443	30.3%
Carpets	11,803	11,659	144	1.2
Phoenix	15,419	12,546	2,873	22.9
ALJ	3,761	3,135	626	20.0
Consolidated selling, general and administrative expense	$63,030	$51,944	$11,086	21.3%

Faneuil Selling, General and Administrative Expense

Faneuil selling, general and administrative expense for Fiscal 2018 was $32.0 million, an increase of $7.4 million, or 30.3%, compared to selling, general and administrative expense of $24.6 million for Fiscal 2017.  The increase was primarily attributable to a $3.4 million increase from the CMO Business acquisition, a $2.9 million non-cash litigation loss, and a $1.5 million increase to support new customers, offset by $0.1 million decrease to support existing customers, and concluded contracts of $0.3 million.  During Fiscal 2018 compared to Fiscal 2017, Faneuil selling, general and administrative expense as a percentage of segment net revenue increased to 17.0% from 15.5% principally as a result of the aforementioned non-cash litigation loss.

Carpets Selling, General and Administrative Expense

Carpets selling, general and administrative expense was $11.8 million for Fiscal 2018, an increase of $0.1 million, or 1.2%, compared to selling, general and administrative expense of $11.7 million for Fiscal 2017.  Although selling, general and administrative expenses were flat, they were impacted by higher labor costs and increased insurance premiums, slightly offset by reduced legal fees.  Carpets selling, general and administrative expense as a percentage of segment net revenue increased to 17.3% for Fiscal 2018 from 16.7% for Fiscal 2017 as a result of incurring additional expenses in Fiscal 2018, including insurance and equipment maintenance, which do not fluctuate with net revenue.

Phoenix Selling, General and Administrative Expense

Phoenix selling, general and administrative expense for Fiscal 2018 was $15.4 million, an increase of $2.9 million, or approximately 22.9%, compared to $12.5 million for Fiscal 2017.  The increase was mainly attributable to the Printing Component Business acquisition, and non-recurring relocation and restructuring expense totaling $2.5 million to consolidate manufacturing facilities.  Phoenix selling, general and administrative expense as a percentage of segment net revenue increased to 13.6% for Fiscal 2018 from 12.7% for Fiscal 2017, which was mainly attributable to the non-recurring relocation and restructuring expense incurred during Fiscal 2018.

ALJ Selling, General and Administrative Expense

ALJ selling, general and administrative expense for Fiscal 2018 was $3.8 million, an increase of $0.6 million, or 20.0%, compared to selling, general and administrative expense of $3.1 million for Fiscal 2017. The increase was primarily attributable to the hiring of a full-time chief financial officer in August 2017 and additional personnel to support ALJ’s business, acquisition-related legal expenses to support our strategy of acquisitions, and an increase in non-cash stock-based compensation costs for key employees and board of directors.  Such increase was somewhat offset by allocating certain expenses, including accounting and tax preparation, to subsidiaries to better align expenses with ALJ’s consolidated reporting structure.

Depreciation and Amortization

	Year Ended September 30,
(in thousands)	2018	2017	$ Change	% Change
Faneuil	$10,286	$8,109	$2,177	26.8%
Carpets	861	737	124	16.8
Phoenix	2,479	2,521	(42)	(1.7)
Consolidated depreciation and amortization expense	$13,626	$11,367	$2,259	19.9%

Faneuil Depreciation and Amortization

Faneuil depreciation and amortization expense for Fiscal 2018 was $10.3 million, an increase of $2.2 million, or 26.8%, compared to $8.1 million for Fiscal 2017.  The increase was mainly attributable to the CMO Business acquisition, and to a lesser extent capital equipment purchased to support new and expanded contracts.  Because each Faneuil contract requires capital investment and infrastructure such as lease buildouts, Faneuil depreciation and amortization expense is impacted by the timing of new contracts and the completion of existing contracts.

Carpets Depreciation and Amortization

Carpets depreciation and amortization expense for Fiscal 2018 was $0.9 million, an increase of $0.1 million, or 16.8%, compared to $0.7 million for Fiscal 2017.  Carpets expects to experience an increase in depreciation and amortization expense as new automation machinery for its granite and stone facility is acquired.

Phoenix Depreciation and Amortization

Phoenix depreciation and amortization expense was $2.5 million for both Fiscal 2018 and Fiscal 2017.  The majority of Phoenix depreciation and amortization expense was included in the cost of revenue.

Interest Expense

Interest expense for Fiscal 2018 was $10.6 million, an increase of $0.8 million, or 8.4%, compared to interest expense of $9.7 million for Fiscal 2017.  The increase was attributable to the increased weighted-average outstanding balance on our line of credit to fund capital expenditures and working capital requirements, increased interest rates, $0.2 million increased amortization of deferred loan costs, and the $7.5 million increased borrowing on our term loan to acquire the Printing Components Business, partially offset by reduced interest resulting from principal payments.

Other Income

Other income for Fiscal 2017 related to a one-time derecognition of a liability for discontinued business operations, which management determined was no longer required.

Income Taxes

We recognized a provision for income tax of $4.3 million for Fiscal 2018 compared to a benefit from income tax of $12.4 million for Fiscal 2017.  The effective tax rate during Fiscal 2018 compared to Fiscal 2017 was impacted by the reduced corporate income tax rates as part of the tax reform legislation enacted on December 22, 2017 (the “Tax Reform Law”).  As a result of the enacted reduction in the federal corporate income tax rate, we recorded a one-time, non-cash increase to deferred income tax expense of $4.1 million to revalue ALJ’s net deferred tax asset.  We recorded the provisional impacts of the Tax Reform Law, based on our current knowledge, interpretation, and understanding of the Tax Reform Law and its impact to our business.  While we were able to make reasonable estimates of the impact of certain aspects of the Tax Reform Law, we may be affected by other aspects, including, but not limited to, the state tax effect of adjustments made to federal temporary differences, and the interest expense deduction limitation.

We will continue to assess the impact of the Tax Reform Law on our future taxes and our consolidated financial statements. Actual impacts could be materially different from current estimates.  See “Part IV, Item 15. Exhibits, Financial Statement Schedules – Note 10. Income Taxes.”

Segment Adjusted EBITDA

	Year Ended September 30,
(in thousands)	2018	2017	$ Change	% Change
Faneuil	$13,127	$13,110	$17	0.1%
Carpets	453	1,290	(837)	(64.9)
Phoenix	22,077	18,927	3,150	16.6
ALJ	(2,553)	(2,326)	(227)	(9.8)
Segment adjusted EBITDA	$33,104	$31,001	$2,103	6.8%

Faneuil Segment Adjusted EBITDA

Faneuil segment adjusted EBITDA was $13.1 million for both Fiscal 2018 and Fiscal 2017.  Higher expenses related to new technology, training and call handling for the new CMO Business offset the increased net revenue recognized from the new CMO Business contracts.

Carpets Segment Adjusted EBITDA

Carpets segment adjusted EBITDA for Fiscal 2018 was $0.5 million compared to segment adjusted EBITDA of $1.3 million for Fiscal 2017.  Fiscal 2018 was impacted by lower revenue, and higher material, labor, and customer service expenses.

Phoenix Segment Adjusted EBITDA

Phoenix segment adjusted EBITDA for Fiscal 2018 was $22.1 million compared to segment adjusted EBITDA of $18.9 million for Fiscal 2017.  The increase was a result of the Printing Component Business acquisition somewhat offset by reduced net revenues in packaging.

ALJ Segment Adjusted EBITDA

ALJ segment adjusted EBITDA for Fiscal 2018 was $(2.6) million compared to segment adjusted EBITDA of $(2.3) million for Fiscal 2017.  Fiscal 2018 was impacted by the hiring of a full-time chief financial officer and other headcount to support ALJ’s business.

Segment adjusted EBITDA is not considered a non-GAAP measure because we include segment adjusted EBITDA in our segment disclosures in accordance with the Accounting Standards Codification Topic 280 – Segment Reporting.  See “Part IV, Item 15. Exhibits, Financial Statements Schedules – Note 12. Reportable Segments and Geographic Information.”

Seasonality

Faneuil

Faneuil experiences seasonality within its various lines of business. For example, during the end of the calendar year through the end of the first calendar quarter, Faneuil generally experiences higher revenue attributable to its healthcare customers as the customer contact centers increase operations during the open enrollment periods of the healthcare exchanges. Faneuil revenue from its healthcare customers generally decreases during the remaining portion of the year after the open enrollment period. Seasonality is less pronounced with Faneuil customers in the transportation industry, though there is typically some volume increase during the summer months.

Carpets

Carpets generally experiences seasonality within the home building business as the number of houses sold during the winter months is typically lower than during other times of the year. Conversely, the number of houses sold and delivered during the remaining portion of the year increases in comparison.

Phoenix

There is seasonality to the Phoenix business. Education book component sales (school and college) traditionally peak in the first and second quarters of the calendar year. Other book components sales traditionally peak in the third quarter of the calendar year. Book sales also traditionally peak in the third quarter of the calendar year. The fourth quarter of the calendar year has traditionally has been the weakest quarter. These seasonal factors are not significant.

Liquidity and Capital Resources

Our principal sources of liquidity have been cash provided by operations and borrowings under various debt arrangements.  At September 30, 2018, our principal sources of liquidity included cash and cash equivalents of $2.0 million and an available borrowing capacity of $14.4 million on our line of credit.  Our principal uses of cash have been for acquisitions and to pay down debt.  We anticipate that our principal uses of cash will continue to be to acquire businesses and pay down our debt.

Global financial and credit markets have been volatile in recent years, and future adverse conditions of these markets could negatively affect our ability to secure funds or raise capital at a reasonable cost or at all.  For additional discussion of our various debt arrangements see Contractual Obligations below.

In summary, our cash flows for each period were as follows:

	Year Ended September 30,
(in thousands)	2018	2017
Cash provided by operating activities	$17,762	$25,233
Cash used for investing activities	(17,054)	(17,173)
Cash used for financing activities	(4,338)	(7,709)
Change in cash and cash equivalents	$(3,630)	$351

We recognized a net loss of $7.3 million for Fiscal 2018, and generated cash from operating activities of $17.8 million, offset by cash used for investing and financing activities of $17.1 million and $4.3 million, respectively.

We recognized net income of $15.7 million for Fiscal 2017, and generated cash from operating activities of $25.2 million, offset by cash used for investing and financing activities of $17.2 million and $7.7 million, respectively.

Operating Activities

Cash provided by operations of $17.8 million during Fiscal 2018 was the result of our $7.3 million net loss, $27.8 million addback of net non-cash expenses, and $2.7 million of net cash used by changes in operating assets and liabilities.  The most significant components of net non-cash expenses were depreciation and amortization of $19.0 million, deferred income taxes of $3.4 million, litigation loss of $2.9 million, amortization of deferred loan costs of $1.3 million, and stock-based compensation of $1.1 million.  The most significant components of changes in operating assets and liabilities included inventories of $3.1 million and other assets of $2.0 million, which provided cash, and deferred revenue and customer deposits of $4.3 million, and accounts payable of $2.9 million, which used cash.

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

Investing Activities

During Fiscal 2018, our investing activities used $17.1 million of cash, of which $9.0 million was for our Printing Components Business acquisition, $5.9 million was used to purchase equipment, software and leasehold improvements for Faneuil’s new and existing customers, and $2.7 million was used to purchase capital equipment in the normal course of operations, partially offset by $0.5 million proceeds received from the sale of equipment.

During Fiscal 2017, our investing activities used $17.2 million of cash, mainly for the CMO Business acquisition and purchases of equipment, software and leasehold improvements, which used $8.0 million and $9.3 million, respectively, slightly offset by $0.2 million of proceeds from the sale of assets.  The majority of the capital expenditures were to support Faneuil new and existing customers, and purchase of production equipment by Phoenix.

Financing Activities

During Fiscal 2018, our financing activities used $4.3 million of cash.  Financing activities which used cash included $13.5 million to pay down our term loan, $2.8 million of capital lease payments, and $0.5 million for debt and stock issuance costs.  Proceeds from our line of credit and our amended term loan provided $3.2 million and $7.5 million, respectively (see further discussion at Contractual Obligations below).  Proceeds from the issuance of common stock and exercise of stock options provided $1.5 million and $0.3 million, respectively. Proceeds from the amended term loan and issuance of common stock were used to fund our Printing Components Business acquisition discussed above.

During Fiscal 2017, our financing activities used $7.7 million of cash, mainly for term-loan payments totaling $11.0 million and $2.3 million of capital lease payments, partially offset by an increase in our line of credit of $5.5 million, which was used to fund the CMO Business acquisition discussed above.

Contractual Obligations

The following table summarizes our significant contractual obligations at September 30, 2018, and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments due by Period
		Less Than	One – Three	Four – Five	More than Five
(in thousands)	Total	One Year	Years	Years	Years
Line of credit (1)	$8,739	$—	$8,739	$—	$—
Term loan payable (1)	84,974	9,470	75,504	—	—
Operating lease obligations	36,027	5,881	11,328	2,695	16,123
Leasehold improvements obligations (2)	3,500	3,500	—	—	—
Capital lease obligations	7,336	2,909	3,765	496	166
Other liabilities (3)	7,797	1,000	6,797	—	—
Total contractual cash obligations	$148,373	$22,760	$106,133	$3,191	$16,289

(1)

In August 2015, ALJ entered into a financing agreement (“Financing Agreement”) with Cerberus Business Finance, LLC (“Cerberus”), to borrow $105.0 million in a term loan (“Cerberus Term Loan”) and have available up to $30.0 million in a revolving loan (“Cerberus/PNC Revolver”), collectively (“Cerberus Debt”).  As of September 30, 2018, ALJ had entered into three amendments to the Financing Agreement.  The Financing Agreement and the amendments thereto are summarized below (dollars in thousands):

Description	Use of Proceeds	Origination Date	Interest Rate *	Quarterly Payments	Balance at September 30, 2018
Term Loan:
Financing Agreement	Phoenix acquisition	August 2015	7.99% to 9.0%	$1,969	$70,670
First Amendment	Color Optics acquisition	July 2016	7.99% to 9.0%	187	7,698
Third Amendment	Printing Components Business acquisition	October 2017	7.99% to 9.0%	141	6,606
			Totals	$2,297	$84,974
Line of Credit:
Cerberus/PNC Revolver	Working capital	August 2015	7.99% to 11.0%	$—	$8,739

Interest payments are due in arrears on the first day of each month.  Quarterly principal payments are due on the last day of each fiscal quarter.  Annual principal payments equal to 75% of ALJ’s excess cash flow (“ECF”), as defined in the Financing Agreement, are due upon delivery of the audited financial statements.  During Fiscal 2018, ALJ made an ECF payment of $4.1 million, and mandatory payments totaling $0.2 million as a result of receiving proceeds from sales of assets.  A final balloon payment is due at maturity, August 14, 2020.

The Cerberus Debt is secured by substantially all the Company’s assets and imposes certain limitations on the Company, including its ability to incur debt, grant liens, initiate certain investments, declare dividends and dispose of assets.  The Cerberus Debt also requires ALJ to comply with certain debt covenants.  As of September 30, 2018, ALJ was in compliance with all debt covenants and had unused borrowing capacity of $14.4 million.

In November 2018, we entered into the Fourth Amendment to the Financing Agreement, which is not reflected in the above table.  For further discussion of the Fourth Amendment to the Financing Agreement, see “Part IV, Item 15. Exhibits, Financial Statement Schedules – Note 13.  Subsequent Events.”

(2)

At September 30, 2018, Faneuil had total liabilities and commitments of $9.6 million to buildout three new call centers.  $2.7 million was recorded to accrued liabilities, $3.4 million was recorded to other non-current liabilities, and $3.5 million was disclosed as a commitment.

(3)	Amounts represent future cash payments to satisfy our short- and long-term workers’ compensation reserve and other long-term liabilities.

Off-Balance Sheet Arrangements

As of September 30, 2018, we had two types of off-balance sheet arrangements.

Surety Bonds.  In the normal course of operations, certain Faneuil customers require surety bonds guaranteeing the performance of a contract.  As of September 30, 2018, the face value of such surety bonds, which represents the maximum cash payments that Faneuil would have to make under certain circumstances of non-performance, was approximately $29.6 million.

Letter of Credit.  Faneuil had a letter of credit for $2.6 million as of September 30, 2018.

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

Business Acquisitions

Accounting for acquisitions requires our management to estimate the fair value of the assets acquired and liabilities assumed, which involves a number of judgments, assumptions, and estimates that could materially affect the timing or amounts recognized in our financial statements. The items involving the most significant assumptions, estimates, and judgments include determining the fair value of the following:

-	Intangible assets, including valuation methodology, estimations of future cash flows, and discount rates, as well as the estimated useful life of the intangible assets;
-	Deferred tax assets and liabilities, uncertain tax positions, and tax-related valuation allowances, which are initially estimated as of the acquisition date;
-	Inventory; property, plant and equipment; pre-existing liabilities or legal claims; deferred revenue; and contingent consideration, each as may be applicable; and
-	Goodwill, as measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed.

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

Qualitative factors considered in this assessment include industry and market considerations, overall financial performance, and other relevant events and factors affecting the subsidiary.   Additionally, as part of this assessment, we may perform a quantitative analysis to supplement and support the qualitative factors.  Although there were no specific qualitative indicators of impairment for our subsidiaries, we elected to perform a step 1 impairment test in the fourth quarter of Fiscal 2018.

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

At September 30, 2018, we had a $30.3 million deferred tax asset related to net operating loss (“NOL”) carryforwards, with a related valuation allowance of $17.7 million.  The valuation allowance was based on the weight of positive and negative evidence considered, including history of income or loss, projected future taxable income, availability of tax planning strategies and the expiration dates of these carryforwards.

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

We recognize revenue from non-refundable up-front payments attributable to contract implementation over the longer of the initial term of the contract or the expected customer life, which is estimated at the time the initial contract is executed.

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

Potential Loss from Litigation

We are involved in disputes, litigation, and other legal proceedings. We prosecute and defend these matters aggressively. However, there are many uncertainties associated with any litigation, and we cannot provide assurance that these actions or other third-party claims against us will be resolved without costly litigation and/or substantial settlement costs.  We establish an accrual based on our estimate of the potential loss from litigation.  Our estimate has a direct impact on our net income because a higher accrual for a particular period would result in lower net income in that period.

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

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth fiscal quarter for the year ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles (“GAAP”).

Management assessed our internal control over financial reporting as of September 30, 2018, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

Based on this assessment, management has concluded that our internal controls over financial reporting were effective as of September 30, 2018, and provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with GAAP. We reviewed the results of management’s assessment with the Audit Committee of our Board of Directors.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our report was not subject to attestation by our independent registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management’s report in this report.

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

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table sets forth the names, ages, and principal offices and positions of our current directors and executive officers as of November 30, 2018.

Name	Age	Position
Jess M. Ravich	61	Director, Chairman of the Board, and Executive Chairman
Brian Hartman	48	Chief Financial Officer
Hal G. Byer	61	Director
Robert Scott Fritz	62	Director
Rae Ravich	27	Director
John Scheel	64	Director, Vice Chairman, and Chairman of Audit Committee
Anna Van Buren	60	Director, President and CEO of Faneuil
Michael Borofsky	46	Director, and Chairman of Compensation, Nominating and Corporate Governance Committee
Marc Reisch	63	Director, Chairman of Phoenix
Margarita Paláu Hernández	62	Director

The following is a brief summary of the backgrounds of the Company’s directors and executive officers.

Jess M. Ravich. Mr. Ravich has served as a director since June 2006 and Chairman of the Board of Directors since August 2006.  He has served as the Executive Chairman and senior executive officer of the Company since February 2013. Mr. Ravich joined The TCW Group as Group Managing Director in December 2012. From 2009 to 2012, Mr. Ravich was Managing Director at Houlihan Lokey.  In 1991 Mr. Ravich founded Libra Securities, LLC (“Libra Securities”), a Los Angeles-based investment banking firm that focused on capital raising and financial advisory services for middle-market corporate clients and the sales and trading of debt and equity securities for institutional investors, and served as its Chairman and Chief Executive Officer from 1991 until 2009.  Prior to founding Libra Securities, Mr. Ravich was an Executive Vice President at Jefferies & Co., Inc. and a Senior Vice President at Drexel Burnham Lambert.

Mr. Ravich has been a member of the board of directors of Cherokee Inc. (Nasdaq GS: CHKE) since May 1995 and served as its Chairman of the Board until June 2017.  Mr. Ravich has also served on the Board of Directors of A-Mark International since 2014 and Unwired Planet since November 2015. In addition to his professional responsibilities, Mr. Ravich has also served on the Undergraduate Executive Board of the Wharton School and the Board of Trustees of the Archer School for Girls. Mr. Ravich earned both a B.S and M.S. from the Wharton School and a J.D. from Harvard University.  Mr. Ravich is the father of Rae Ravich, a director of the Company.

Brian Hartman.  Mr. Hartman has served as Chief Financial Officer since August 2017.  Previously, Mr. Hartman was the Senior Vice President, Chief Financial Officer of Arcade Beauty, a manufacturer of sampling solutions for the beauty, fragrance and skincare segments, having served in such role since March 2012.  From April 2005 to March 2012, Mr. Hartman was the Vice President, Corporate Controller of Visant Corporation, a specialty printing and marketing services enterprise.  From January 1996 to April 2005, Mr. Hartman was the Controller for Metallurg Inc, a producer and distributor of specialty metals.  Prior to this, Mr. Hartman held various accounting and auditing positions at Witco Chemical Corp., a manufacturer of specialty chemicals and Deloitte & Touche, LLP.  Mr. Hartman is a certified public accountant and received a Bachelor of Business Administration degree in public accounting and a Master of Business Administration in financial management from Pace University.

Hal G. Byer. Mr. Byer has served as a director since January 2003. Mr. Byer joined Houlihan Lokey as a Senior Vice President in its Financial Sponsors Coverage Group in December 2009.   He was a director for Houlihan Lokey from 2011 to 2017 and a senior advisor during 2017 until his retirement in November 2017.  From May 2001 to November 2009, Mr. Byer was a Senior Vice President of Libra Securities, a broker-dealer registered with the SEC and an NASD member. From 1995 to 2003, Mr. Byer was Chief Executive Officer of Byer Distributing Co., a snack food distribution company. From 2000 to 2003, Mr. Byer was also the Chief Operating Officer of eGreatcause.com, an internet start-up involved in fundraising for charitable and non-profit organizations that is no longer active.

Robert Scott Fritz. Mr. Fritz has served as a director since January 2003. Since May 1982, Mr. Fritz has served as the President of Robert Fritz and Sons Sales Company, a New Jersey-based food broker and paper distributor that he owns.  Mr. Fritz earned a B.S. in Business from Fairleigh Dickinson University.

Rae Ravich. Ms. Ravich has served as a director since June 2014. Ms. Ravich is currently the founder of a startup engaged in the health and wellness space, which she founded in July 2016.  From July 2013 until June 2016, Ms. Ravich was an Associate in the direct lending group at TCW Financial Planning LLC. Previously, Ms. Ravich was a Financial Analyst at Houlihan Lokey, which she joined in July 2013. Ms. Ravich has dual B.S. degrees from the Wharton School and the Nursing School at the University of Pennsylvania. Ms. Ravich is the daughter of Jess Ravich, ALJ’s Executive Chairman.

John Scheel. Mr. Scheel has served as a director since September 2006 and our Vice Chairman since December 2016. From August 2006 to February 2013, Mr. Scheel was the President and Chief Executive Officer of the Company. Mr. Scheel is a principal of, and also currently serves as the Chief Operating Officer, of Pinnacle Steel.  He served as the plant manager for the Company’s former subsidiary Kentucky Electric Steel’s (“KES”) steel mini-mill in Ashland, Kentucky (the “Mill”) and managed the operations of KES on our behalf from January 2004 until its sale in February 2013 to Optima Specialty Steel (“Optima”).  Following such sale, Mr. Scheel not only continued to manage the Mill for Optima as its general manager, but also managed the melt shop and caster for Warren Steel Holdings EAF in Warren, Ohio, which was also managed by Optima. Prior to joining Pinnacle Steel, Mr. Scheel held various positions of increased responsibility at AK Steel, Nucor Corporation, and Birmingham Steel Management. Mr. Scheel holds both B.S. and M.S. degrees in Metallurgical Engineering from Purdue University and a Master of Business Administration in Finance and International Business from Xavier University.

Anna Van Buren. Ms. Van Buren has served as a director since November 2013. Ms. Van Buren was appointed President and Chief Executive Officer of Faneuil in April 2009, after previously serving as President and Chief Operating Officer from 2007 to 2009, as Vice President and Managing Director of Faneuil’s Government Services Division from 2005 to 2007, and as Vice President of Business Development from 2004 to 2005. Prior to her association with Faneuil, Ms. Van Buren founded Capital Initiatives, a consulting service for clients seeking visibility among federal lawmakers with the objective of encouraging legislative action, and operated numerous government services and marketing companies. Ms. Van Buren has served in leadership roles for many civic and business organizations including chairmanship of the United Way of the Virginia Peninsula, the Peninsula Chamber of Commerce and the NASA Aeronautics Support Team. She is the recipient of numerous awards including the Women in Business Achievement Award by Inside Business Magazine, the Presidential Citizenship Award from Hampton University and the NCCJ Humanitarian Award. Ms. Van Buren holds a degree from Hollins University and the University of Virginia Executive School.

Michael Borofsky. Mr. Borofsky has served as a director since September 2013.  Mr. Borofsky was formerly Senior Vice President of MacAndrews & Forbes. Prior to that, Mr. Borofsky worked for Skadden, Arps, Slate, Meagher & Flom LLP, where he specialized in mergers & acquisitions, and was an analyst at Goldman Sachs. Mr. Borofsky earned a B.A. from Yale University and a J.D. from Columbia University School of Law.

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

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or officers has had a determination during the past ten years in any legal proceedings listed in Item 401(f) of Regulation S-K that may bear on his or her ability or integrity to serve as a director or officer of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, as well as persons who own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in beneficial ownership. Directors, executive officers, and greater than 10% shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of copies of Section 16(a) reports and representations received by us from reporting persons, and without conducting any independent investigation of our own, we believe all Forms 3, 4 and 5 were timely filed with the SEC by such reporting persons during the year ended September 30, 2018.

Code of Business Conduct and Ethics

Our Board of Directors adopted a Code of Business Conduct and Ethics (“Ethics Code”), which is applicable to all employees of ALJ, ALJ subsidiaries, and members of our Board of Directors.

The Ethics Code addresses, among other things, honesty and ethical conduct, conflicts of interest, compliance with laws and regulations, policies related to disclosure requirements under federal securities laws, confidentiality, trading on insider information, and reporting violations of the Ethics Code.  Any amendment to our Ethics Code, or waiver thereof, applicable to our principal executive officer, principal financial officer, directors, or persons performing similar functions will be disclosed on our website within five days of the date of such amendment or waiver. In the case of a waiver, the nature of the waiver, the name of the person to whom the waiver was granted and the date of the waiver will also be disclosed.

Our Ethics Code can be found in the Investor Relations section of the Company’s website, www.aljregionalholdings.com, and is filed as Exhibit 14.1 to this Form 10-K.  In addition, a printed copy of our Ethics Code can be requested by writing our Chief Financial Officer at 244 Madison Avenue, PMB #358, New York, NY 10016.

Committees of the Board of Directors

The Board of Directors has a standing audit committee (“Audit Committee”) and compensation, nominating, and corporate governance committee (“Compensation, Nominating, and Corporate Governance Committee”). The composition and responsibilities of each committee are described below. Members serve on these committees until their resignation or until otherwise determined by the Board of Directors.

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

The following chart details the current membership of each committee:

Name of Director	Audit Committee	Compensation, Nominating and Corporate Governance Committee
Michael Borofsky	Member	Chair
Hal G. Byer		Member
Robert Scott Fritz	Member
Margarita Paláu Hernández		Member
John Scheel	Chair

Audit Committee

Our Audit Committee consists of Messrs. Scheel, Borofsky and Fritz, with Mr. Scheel chairing this committee. All members of our Audit Committee are independent directors and meet the requirements for financial literacy as defined by SEC guidelines. Our Board of Directors has determined that Mr. Scheel is an “audit committee financial expert” as defined by SEC guidelines.

The Audit Committee’s responsibilities include, among other responsibilities:

•	appointing, approving the compensation of, and assessing the independence of our independent registered public accounting firm;

•	pre-approving audit and permissible non-audit services, and the terms of such services, to be provided by our independent registered public accounting firm;
•	reviewing and discussing with management and the independent registered public accounting firm our annual and quarterly financial statements and related disclosures;
•	coordinating the oversight and reviewing the adequacy of our internal control over financial reporting;
•	establishing policies and procedures for the receipt and retention of accounting-related complaints and concerns; and
•	preparing the audit committee report required by SEC rules to be included in our annual proxy statement.

Compensation, Nominating, and Corporate Governance Committee

Our Compensation, Nominating, and Corporate Governance Committee consists of Messrs. Borofsky and Byer and Ms. Paláu Hernández, with Mr. Borofsky chairing this committee. All members of this committee meet the requirements for independence under the applicable rules and regulations of the SEC, NASDAQ, and the Code, as amended, including the application of such rules and regulations to members of a listed company’s compensation committee.

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

There have been no material changes to the procedures by which shareholders may nominate nominees to our Board of Directors during the year ended September 30, 2018.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation

Our executive compensation program, consisting of a three-part compensation strategy that includes base salary, annual discretionary cash bonuses, and equity incentive compensation, is designed to (i) pay for performance to encourage both Company and individual achievement; (ii) encourage efficient use of shareholder resources; and (iii) provide market competitive compensation to attract and retain highly qualified individuals who are capable of making significant contributions to the long-term success of the Company.

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

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary		Bonus		Stock Awards (1)		Option Awards (2)		Non-equity Incentive Plan Compensation		All Other Compensation		Total
Named Executive Officers:
Jess M. Ravich	2018	$—		$—		$225,000	(3)	$—		$—		$—		$225,000
Executive Chairman	2017	93,750		—		131,250	(3)	—		—		—		225,000

Anna Van Buren	2018	520,000		—		—		—		330,380	(5)	31,147	(6)	881,527
President and CEO, Faneuil	2017	520,000		—		—		244,196	(4)	798,872	(5)	30,463	(6)	1,593,531

Brian Hartman	2018	307,222		191,000	(9)	—		161,659	(11)	—		—		659,881
Chief Financial Officer	2017	45,769	(8)	175,000	(10)	—		239,063	(12)	—		—		459,832

Other Key Employees:
Marc Reisch	2018	200,000		—		—		—		294,442	(7)	—		494,442
Chairman, Phoenix	2017	200,000		—		—		—		—		—		200,000

Steve Chesin	2018	300,000		—		—		—		—		46,582	(13)	346,582
President and CEO, Carpets	2017	300,000		—		—		—		—		75,220	(14)	375,220

(1)

This column represents the aggregate fair value of common stock awards calculated in accordance with Accounting Standards Codification (“ASC”) Topic 718, “Compensation – Stock Compensation” (“ASC Topic 718”). Fair value is the closing price of the common stock as listed on the NASDAQ Global Market on the issuance date.

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
(4)

Represents an option to purchase 150,000 shares of ALJ common stock at an exercise price of $3.33 per share.  Options vest in three equal annual installments on August 11, 2018, August 11, 2019, and August 11, 2020.

(5)

Represents an annual bonus amount equal to 10% of Faneuil EBITDA, before any bonus amount owed to Ms. Van Buren, in excess of $5.0 million in calendar 2016, $6.25 million in calendar 2017, and $7.5 million in calendar 2018.  Ms. Van Buren’s bonus is based on a calendar year.  The amounts included in the table above are estimates based on ALJ fiscal year and are subject to adjustments.

(6)	Represents health care insurance premiums.

(7)

Represents an annual bonus amount equal to 10% of Phoenix pre-bonus EBITDA, in excess of $20.0 million, with a step down to 5% in excess of $27.0 million.  Mr. Reisch’s bonus is based on a calendar year.  The amounts included in the table above are estimates based on ALJ’s fiscal year and are subject to adjustments.

(8)	Mr. Hartman’s base salary from his hire date, August 8, 2017, through September 30, 2017.
(9)	Represents performance bonus.
(10)	Includes $75,000 sign-on bonus and $100,000 performance bonus.
(11)

Represents an option to purchase 150,000 shares of ALJ common stock at an exercise price of $2.10 per share.  Options vest in three equal annual installments on August 8, 2019, August 8, 2020, and August 8, 2021.

(12)

Represents an option to purchase 150,000 shares of ALJ’s common stock at an exercise price of $3.26 per share.  Options vest in three equal annual installments on August 8, 2018, August 8, 2019, and August 8, 2020.

(13)	Represents health care insurance premiums of $3,848, personal time off payouts of $28,248, and car lease payments and other of $14,486.
(14)	Represents health care insurance premiums of $11,443, personal time off payouts of $48,133, and car lease payments and other of $15,644.

Employment Arrangements with Named Executive Officers and Other Key Employees

Named Executive Officers

Jess Ravich. Mr. Ravich has served as our Executive Chairman since February 2013.  During the last two fiscal years, Mr. Ravich has received total annual compensation of $225,000.  From October 2015, through June 2017, Mr. Ravich elected to receive $125,000 in cash and $100,000 in common stock.  Effective July 2017, Mr. Ravich elected to receive his entire annual compensation of $225,000 in common stock.

Anna Van Buren. In October 2013, concurrent with ALJ’s acquisition of Faneuil, Faneuil entered into an employment agreement with Ms. Van Buren through December 2018. In August 2017, Faneuil and Ms. Van Buren entered into an amended employment agreement (the “Van Buren Amended Employment Agreement”), which extended the term to December 2021.  Pursuant to the Van Buren Amended Employment Agreement, Ms. Van Buren receives an annual base salary of $520,000 and is eligible to earn an incentive bonus equal to 10% of Faneuil EBITDA, as defined in the Van Buren Amended Employment Agreement, before any bonus amount owed to Ms. Van Buren, in excess of $6,250,000 for calendar year 2017 and $7,500,000 thereafter, subject to further adjustment by ALJ Compensation, Nominating and Corporate Governance Committee from time to time in its discretion, with a step down to 5% of pre-bonus Faneuil EBITDA at $2,000,000 total compensation.

As of September 30, 2018, if Ms. Van Buren’s employment is terminated by Faneuil without cause, or by Ms. Van Buren for good reason, Ms. Van Buren is entitled to receive: (i) the lesser of one-year base salary or pro-rated base salary for the remaining term; (ii) continuation of group health plan benefits, with the cost of the regular premium for such benefits paid in full by Faneuil; (iii) full annual bonus for the year of termination if otherwise entitled to receive the bonus; and (iv) the annual bonus for the previous year if such bonus has been earned but not yet paid at time of termination.

Brian Hartman.   In connection with ALJ’s appointment of Mr. Hartman to serve as its Chief Financial Officer in August 2017, ALJ entered into an employment agreement with Mr. Hartman through August 2018, subject to one-year renewals.  Pursuant to the employment agreement, Mr. Hartman received an annual base salary of $300,000, a one-time sign-on bonus of $75,000, a cash bonus of $100,000 for the calendar year 2017, and an individual bonus target of 50% of annual base salary effective January 2018.

In August 2018, ALJ and Mr. Hartman entered into the First Amended and Restated Employment Agreement, which (i) extended the term through August 2019, subject to further one-year renewals; (ii) increased the base salary to $350,000; and (iii) amended the bonus to add a target of up to 25% of annual base salary based on the achievement of performance goals set by the Compensation, Nominating and Corporate Governance Committee with regards to the performance of Carpets.

As of September 30, 2018, if Mr. Hartman’s employment is terminated by ALJ without cause, or by Mr. Hartman for good reason, Mr. Hartman is entitled to receive: (i) one year of base salary; (ii) continuation of group health plan benefits with the cost of the regular premium for such benefits shared in the same relative proportion by ALJ and Mr. Hartman as in effect on the date of termination; (iii) full annual bonus for the year of termination if otherwise entitled to receive the bonus; and (iv) the annual bonus for the previous year if such bonus has been earned but not yet paid at time of termination.

Other Key Employees

Marc Reisch.  In August 2015, concurrent with ALJ’s acquisition of Phoenix, Phoenix entered into an employment agreement with Mr. Reisch through December 2018. In March 2018, Phoenix entered into a new employment agreement with Mr. Reisch (the “New Reisch Employment Agreement”), which superseded and terminated the August 2015 employment agreement, and extended the term to December 2021.  Under the New Reisch Employment Agreement, Mr. Reisch receives an annual base salary of $200,000 and is eligible to earn an annual bonus equal to 10% of any pre-bonus EBITDA of Phoenix in excess of $20,000,000, with a step down to 5% of any pre-bonus EBITDA of Phoenix in excess of $27,000,000, in each case before any bonus amount owed to Mr. Reisch and the Chief Operating Officer of Phoenix.  In the event of a material restatement, revision, or change to Phoenix’s financial statements requiring a recalculation of EBITDA for any particular fiscal year, the Compensation, Nominating and Corporate Governance Committee of ALJ may require reimbursement from Mr. Reisch of any excess bonus paid to Mr. Reisch as a result of the recalculated EBITDA for such particular fiscal year.

As of September 30, 2018, if Mr. Reisch’s employment is terminated by Phoenix without cause, or by Mr. Reisch for good reason, Mr. Reisch is entitled to receive, for each calendar year remaining during the employment term, an annual bonus calculated and paid in the same manner as if Mr. Reisch’s employment had continued.

Steve Chesin.  During April 2014, concurrent with ALJ’s acquisition of Carpets, Carpets entered into an employment agreement with Mr. Chesin through December 2017. In December 2017, Carpets and Mr. Chesin entered into an amended employment agreement (the “New Chesin Employment Agreement”), which extended the term to January 2019. Under the New Chesin Employment Agreement, Mr. Chesin receives an annual base salary of $300,000 and is eligible to earn an annual bonus equal to the sum of (i) 5% of any pre-bonus EBITDA of Carpets in excess of $1,500,000 and less than $5,000,000, and (ii) 2.5% of any pre-bonus EBITDA of Carpets in excess of $5,000,000.

As of September 30, 2018, if Mr. Chesin’s employment is terminated by Carpets without cause, or by Mr. Chesin for good reason, Mr. Chesin is entitled to receive: (i) one year of base salary paid in 12 equal installments; (ii) continuation of group health plan benefits, with the cost of the regular premium for such benefits paid in full Carpets; (iii) full annual bonus for the year of termination if otherwise entitled to receive the bonus; and (iv) the annual bonus for the previous year if such bonus has been earned but not yet paid at time of termination.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth certain information regarding outstanding equity awards at September 30, 2018, by the named executive officers and other key employees.

OUTSTANDING EQUITY AWARDS TABLE

	Option Awards
Name	Option Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Total Number of Securities Underlying Unexercised Options (#)	Option Exercise Price ($)	Option Expiration Date
Named Executive Officers:
Jess M. Ravich, Executive Chairman	8/3/2015	350,000	—		350,000	4.00	8/3/2022
Anna Van Buren, President and CEO, Faneuil	8/11/2017	50,000	100,000	(1)	150,000	3.33	8/9/2027
Brian Hartman, Chief Financial Officer	8/8/2017	50,000	100,000	(2)	150,000	3.26	8/8/2027
	8/9/2018	—	150,000	(3)	150,000	2.10	8/9/2028

Other Key Employees:
Marc Reisch, Chairman, Phoenix	8/14/2015	166,667	83,333	(4)	250,000	4.27	8/13/2025
Steve Chesin, President and CEO, Carpets	12/7/2017	—	10,000	(5)	10,000	3.21	12/7/2027

(1)	Vests in two equal annual installments on August 11, 2019 and August 11, 2020.

(2)	Vests in two equal annual installments on August 8, 2019 and August 8, 2020.
(3)	Vests in three equal annual installments on August 9, 2019, August 9, 2020, and August 9, 2021.
(4)	Vested on October 1, 2018.
(5)	Vests in three equal annual installments on December 7, 2018, December 7, 2019, and December 7, 2020.

Director Compensation

The following table sets forth the total compensation paid or accrued by ALJ to the named directors for services rendered during the year ended September 30, 2018:

DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Compensation	Nonqualified Deferred Compensation on Earnings	All Other Compensation	Total
Hal G. Byer	$84,000	$—	$—	$—	$—	$—	$84,000
Robert Scott Fritz	61,250	23,750	—	—	—	—	85,000
Rae Ravich	55,000	25,000	—	—	—	—	80,000
John Scheel	52,500	40,000	—	—	—	—	92,500
Michael Borofsky	55,000	40,000	—	—	—	—	95,000
Margarita Paláu Hernández	44,000	40,000	—	—	—	—	84,000

In December 2015, the Board of Directors approved an outside director compensation package comprised of (i) an annual retainer of $40,000 in cash, (ii) an annual grant of common stock with a value of $40,000, (iii) an additional $12,500 for the chair and $5,000 for each other member of the Audit Committee, and (iv) an additional $10,000 for the chair and $4,000 for each other member of the Compensation, Nominating, and Corporate Governance Committee.  Effective July 1, 2017, each outside director was given the option of how to allocate the payment between cash and common stock. Director who are employees do not receive any additional compensation for their service on the Board of Directors.

Report on Repricing of Stock Options

We did not re-price any stock options during the year ended September 30, 2018.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of November 30, 2018, information regarding the beneficial ownership of our common stock based upon the most recent information available to us for: (i) each person known by us to own beneficially more than five (5%) percent of our outstanding common stock; (ii) each of our named executive officers, directors, and other key employees; and (iii) all of our named executive officers, directors, and other key employees as a group.  Unless otherwise indicated, each stockholder listed below has sole voting and investment power with respect to the shares beneficially owned by them and has the following address: c/o ALJ Regional Holdings, Inc., 244 Madison Avenue, PMB #358, New York, NY 10016.  As of November 30, 2018, there were 38,026,435 shares of our common stock outstanding, which was the only class of voting securities outstanding.

Name and Address of Beneficial Owner	Number of Common Shares Beneficially Owned (1)		Percentage of Common Shares Beneficially Owned
Named Executive Officers and Directors:
Jess Ravich, Executive Chairman and Chairman of the Board	14,503,410	(2)	37.7%
Anna Van Buren, Director	1,565,021	(3)	4.1%
c/o Faneuil, Inc.
2 Eaton Street, Suite 1002
Hampton, VA 23669
John Scheel, Director and Vice Chairman of the Board	858,811		2.3%
Marc Reisch, Director and Chairman, Phoenix	750,000	(4)	2.0%
c/o Phoenix Color Corp.
16th Floor, 350 7th Ave
New York, NY 10001
Robert Scott Fritz, Director	646,011	(5)	1.7%
Hal G. Byer, Director	164,684	(6)	*
Rae G. Ravich, Director	137,890	(7)	*
Margarita Paláu Hernández, Director	87,923	(8)	*
Brian Hartman, Chief Financial Officer	50,000	(3)	*
Michael C. Borofsky, Director	47,598		*
Other Key Employees:
Steve Chesin, Chief Executive Officer, Carpets	153,333	(9)	*
c/o Carpets N’ More
4580 West Teco Avenue
Las Vegas, NV 89118
All Directors and Executive Officers as a Group	18,964,681	(10)	48.6%
5% Stockholders:
Harland Clarke Holdings Corp.	3,000,000		8.7%
10931 Laureate Drive
San Antonio, Texas 78249

*	Less than 1%.
(1)

Consistent with SEC regulations, shares of common stock issuable upon exercise of derivative securities by their terms exercisable within 60 days of November 30, 2018, are deemed outstanding for purposes of computing the percentage ownership of the person holding such securities but are not deemed outstanding for computing the percentage ownership of any other person. Unless otherwise indicated below, to the knowledge of the Company, the persons and entities named in this table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable.

(2)	Includes 4,853,804 shares held by the Exemption Trust under the Ravich Revocable Trust of 1989 and 350,000 shares of common stock issuable upon exercise of currently vested options.
(3)	Includes 50,000 shares of common stock issuable upon exercise of currently vested options.
(4)	Includes 250,000 shares of common stock issuable upon exercise of currently vested options.

(5)	Includes 431,088 shares held by The Ravich Children Permanent Trust, for which Mr. Fritz is the sole trustee. Mr. Fritz disclaims all economic ownership of such shares.
(6)	Includes 134,000 shares of common stock issuable upon exercise of currently vested options and 10,014 restricted shares held by the Hal Byer and Marihelene Byer Revocable Trust.
(7)	Includes 100,000 shares of common stock issuable upon exercise of currently vested options.
(8)	Includes 50,000 shares of common stock held by the Hernandez Family Trust, dated February 11, 1993.
(9)	Includes 3,333 shares of common stock issuable upon exercise of options that vest within 60 days from the date hereof.
(10)	Includes 937,333 shares of common stock issuable upon the exercise of options that are either vested or will vest within 60 days from the date hereof.

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

ITEM 13. CERTAIN RELATIONSHIPS RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

During the years ended September 30, 2018 and 2017, we entered into the following transaction required to be reported under Item 404 of Regulation S-K (“Item 404”):

Harland Clarke Holdings Corp. (“Harland Clarke”), a stockholder who owns ALJ shares in excess of five percent, is a counterparty to Faneuil in two contracts.  One contract provides call center services to support Harland Clarke’s banking-related products and renews annually every April. The other contract provided managed print services and concluded September 30, 2018. Faneuil recognized revenue from Harland Clarke totaling $0.3 million and $1.0 million for the years ended September 30, 2018 and 2017, respectively. The associated cost of revenue was $0.3 million and $0.9 million for the years ended September 30, 2018 and 2017, respectively. All revenue from Harland Clarke contained similar terms and conditions as for other transactions of this nature entered into by ALJ.  Total accounts receivable from Harland Clarke was less than $0.1 million and $0.1 million at September 30, 2018 and 2017, respectively.

On November 28, 2018, in connection with the Fourth Amendment, the Company entered into a Backstop Letter Agreement with Jess Ravich, the Company’s Chairman and Chief Executive Officer. Pursuant to the Backstop Letter Agreement, Mr. Ravich will provide a “backstop” that would enable the Company to satisfy the Alternative Financing Requirement by agreeing, if the Company is unable to locate alternative financing on terms, conditions and timing reasonably acceptable to it, and if required by the Collateral Agent.  In consideration of Mr. Ravich entering into such backstop arrangement, the Company’s Audit Committee and independent directors reviewed, approved and agreed to a backstop fee package, pursuant to which the Company would (i) pay to Mr. Ravich’s trust a one-time backstop fee of $0.1 million, and (ii) if the purchase of such subordinated debt is required by the Collateral Agent and the Company has failed to secure a financing alternative more advantageous to the Company, to issue to Mr. Ravich’s trust a five-year warrant (the “Warrant”) to purchase 1,500,000 shares of ALJ common stock at an exercise price equal to the average closing price of the Company’s common stock as reported on The Nasdaq Stock Market for the 30 trading days preceding the warrant issuance date.

Director Independence

The following directors qualify as “independent” in accordance with the rules and regulations of the SEC and NASDAQ, as applicable:

•	Hal G. Byer
•	Robert Scott Fritz
•	John Scheel
•	Michael Borofsky
•	Margarita Paláu Hernández

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Our Audit Committee engaged Mayer Hoffman McCann P.C. (“MHM”) to serve as our independent registered public accounting firm for the year ending September 30, 2018. The selection of MHM was ratified by our shareholders at the 2018 annual meeting of shareholders.  MHM leases substantially all its personnel, who work under the control of MHM shareholders, from wholly-owned subsidiaries of CBIZ, Inc., including CBIZ MHM, LLC, in an alternative practice structure.

The following table sets forth the fees billed to us by MHM for each of the last two years:

	Year Ended September 30,
Fee Category	2018	2017
Audit fees (1)	$711,000	$537,000
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total	$711,000	$537,000

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

Financial Statement Schedules

The financial statement schedules required by this Item are included on page S-1.

Exhibits

The following documents are filed as exhibits hereto:

Exhibit Number	Description of Exhibit	Method of Filing
2.1	Asset Purchase Agreement, dated as of June 21, 2016, by and among Phoenix Color Corp., AKI, Inc. and Bioplan USA, Inc.	Incorporated by reference to Exhibit 2.1 to Form 8-K as filed on June 22, 2016

3.1	First Amendment to the Restated Certificate of Incorporation of ALJ Regional Holdings, Inc. as filed with the Secretary of State of the State of Delaware on June 1, 2010	Incorporated by reference to Exhibit 3.1 to Form 10-12B as filed on February 2, 2016

3.2	Restated Certificate of Incorporation of ALJ Regional Holdings, Inc. as filed with the Secretary of State of the State of Delaware on June 16, 2009	Incorporated by reference to Exhibit 3.2 to Form 10-12B as filed on February 2, 2016

3.3	Certificate of Ownership and Merger of YouthStream Media Networks, Inc. as filed with the Secretary of State of the State of Delaware on October 23, 2006	Incorporated by reference to Exhibit 3.3 to Form 10-12B as filed on February 2, 2016

3.4	Restated Bylaws of ALJ Regional Holdings, Inc., dated as of May 11, 2009	Incorporated by reference to Exhibit 3.4 to Form 10-12B as filed on February 2, 2016

3.5	Restated Certificate of Incorporation of ALJ Regional Holdings, Inc. as filed with the Secretary of State of the State of Delaware on August 17, 2018	Filed herewith

10.1	Form of Indemnification Agreement for Directors and Officers	Incorporated by reference to Exhibit 10.2 to Form 10-12B as filed on February 2, 2016

10.2	Employment Agreement, dated as of October 18, 2013, by and between Faneuil, Inc. and Anna Van Buren	Incorporated by reference to Exhibit 10.3 to Form 10-12B as on filed February 2, 2016

10.3	First Amendment to Employment Agreement, dated August 11, 2017, by and between Faneuil, Inc. and Anna Van Buren	Incorporated by reference to Exhibit 10.2 to Form 8-K as filed on August 14, 2017

10.4	Employment Agreement, dated August 8, 2017, by and between ALJ Regional Holdings, Inc. and Brian Hartman	Incorporated by reference to Exhibit 10.1 to Form 8-K as filed on August 14, 2017

10.5	First Amendment to Employment Agreement, dated August 2, 2018, by and between ALJ Regional Holdings, Inc. and Brian Hartman	Incorporated by reference to Exhibit 10.1 to Form 8-K as filed on August 3, 2018

10.6	Employment Agreement, dated as of March 12, 2018, by and between ALJ Regional Holdings, Inc. and Marc Reisch	Incorporated by reference to Exhibit 10.1 to Form 8-K as filed on March 13, 2018

10.7	Employment Agreement, dated April 14, 2014, by and between Floors-N-More, LLC and Steven Chesin	Incorporated by reference to Exhibit 10.2 to Form 8-K as filed on March 13, 2018

10.8	First Amendment to Employment Agreement, dated December 29, 2017, by and between Floors-N-More, LLC and Steven Chesin	Incorporated by reference to Exhibit 10.3 to Form 8-K as filed on March 13, 2018

10.9	ALJ Regional Holdings, Inc. 2016 Omnibus Equity Plan	Incorporated by reference to Exhibit 10.1 to Form S-8 as filed on August 23, 2016

10.10

Financing Agreement, dated as of August 14, 2015, by and among ALJ Regional Holdings, Inc., Faneuil, Inc., Floors-N-More, LLC, Phoenix Color Corp., each subsidiary of ALJ Regional Holdings, Inc. listed as a “Guarantor” on the signature pages thereto, the lenders from time to time party thereto, Cerberus Business Finance, LLC, as collateral agent for the lenders, and PNC Bank, National Association, as administrative agent for the lenders

Incorporated by reference to Exhibit 10.1 to Form 10-12B as filed on February 2, 2016

10.11

First Amendment to Financing Agreement, dated as of July 18, 2016, by and among the Company, Faneuil, Inc., Floors-N-More, LLC, Phoenix Color Corp., each subsidiary of the Company listed as a “Guarantor” on the signature pages thereto, the lenders from time to time party thereto, Cerberus Business Finance, LLC, as collateral agent for the lenders, and PNC Bank, National Association, as administrative agent for the lenders

Incorporated by reference to Exhibit 10.1 to Form 8-K as filed on July 20, 2016

10.12

Second Amendment to Financing Agreement, dated as of May 26, 2017, by and among the Company, Faneuil, Inc., Floors-N-More, LLC, Phoenix Color Corp., each subsidiary of the Company listed as a “Guarantor” on the signature pages thereto, the lenders from time to time party thereto, Cerberus Business Finance, LLC, as collateral agent for the lenders, and PNC Bank, National Association, as administrative agent for the lenders

Incorporated by reference to Exhibit 10.1 to Form 8-K as filed on May 30, 2017

10.13

Third Amendment to Financing Agreement, dated as of October 2, 2017, by and among the Company, Faneuil, Inc., Floors-N-More, LLC, Phoenix Color Corp., each subsidiary of the Company listed as a “Guarantor” on the signature pages thereto, the lenders from time to time party thereto, Cerberus Business Finance, LLC, as collateral agent for the lenders, and PNC Bank, National Association, as administrative agent for the lenders

Incorporated by reference to Exhibit 10.1 to Form 8-K as filed on October 2, 2017

10.14

Fourth Amendment to Financing Agreement, dated as of November 28, 2018, by and among the Company, Faneuil, Inc., Floors-N-More, LLC, Phoenix Color Corp., each subsidiary of the Company listed as a “Guarantor” on the signature pages thereto, the lenders from time to time party thereto, Cerberus Business Finance, LLC, as collateral agent for the lenders, and PNC Bank, National Association, as administrative agent for the lenders

Incorporated by reference to Exhibit 10.1 to Form 8-K as filed on November 30, 2018

10.15	Backstop Letter Agreement, dated as of November 28, 2018, between the Company and Jess Ravich	Incorporated by reference to Exhibit 10.2 to Form 8-K as filed on November 30, 2018

14.1	Code of Business Conduct and Ethics	Incorporated by reference to Exhibit 14.1 to Form 10-K as filed on December 23, 2016

21.1	List of Subsidiaries	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith

24	Power of Attorney (see signature page)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")	Filed herewith

31.2	Certification of Chief Financial Officer and Principal Accounting Officer pursuant to Rule 13a-14(a) of the Exchange Act	Filed herewith

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

ALJ REGIONAL HOLDINGS, INC.

Date: December 17, 2018	By:	/s/ Jess Ravich
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

Name	Title	Date

/s/ Jess Ravich	Chairman of the Board, and Executive Chairman	December 17, 2018
Jess Ravich	(Principal Executive Officer)

/s/ Brian Hartman	Chief Financial Officer (Principal Financial Officer and Principal	December 17, 2018
Brian Hartman	Accounting Officer)

/s/ Hal G. Byer	Director	December 17, 2018
Hal G. Byer

/s/ Robert Scott Fritz	Director	December 17, 2018
Robert Scott Fritz

/s/ Rae Ravich	Director	December 17, 2018
Rae Ravich

/s/ John Scheel	Director	December 17, 2018
John Scheel

/s/ Anna Van Buren	Director	December 17, 2018
Anna Van Buren

/s/ Michael Borofsky	Director	December 17, 2018
Michael Borofsky

/s/ Marc Reisch	Director	December 17, 2018
Marc Reisch

/s/ Margarita Paláu Hernández	Director	December 17, 2018
Margarita Paláu Hernández

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

ALJ Regional Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ALJ Regional Holdings, Inc. and Subsidiaries (the “Company”) as of September 30, 2018 and 2017, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended September 30, 2018, and the related notes and schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended September 30, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company's auditor since 2015.

/s/ Mayer Hoffman McCann P.C.

San Diego, California

December 17, 2018

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	September 30,	September 30,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$2,000	$5,630
Accounts receivable, net of allowance for doubtful accounts of $208 ($830 in 2017)	46,383	49,457
Inventories, net	7,656	9,376
Prepaid expenses and other current assets	5,504	5,783
Assets held for sale	222	—
Total current assets	61,765	70,246
Property and equipment, net	60,162	54,335
Goodwill	56,372	54,964
Intangible assets, net	42,400	43,179
Collateral deposits, less current portion	695	879
Deferred tax assets, net	7,639	11,052
Other assets	2,435	4,474
Total assets	$231,468	$239,129
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,692	$15,597
Accrued expenses	14,371	12,661
Income taxes payable	204	195
Deferred revenue and customer deposits	3,179	5,755
Current portion of term loan, net of deferred loan costs	8,595	11,848
Current portion of capital lease obligations	2,909	2,571
Current portion of workers’ compensation reserve	1,000	1,015
Other current liabilities	1,003	64
Total current liabilities	43,953	49,706
Line of credit, net of deferred loan costs	8,594	5,330
Term loan payable, less current portion, net of deferred loan costs	74,795	76,753
Deferred revenue, less current portion	1,374	3,111
Workers’ compensation reserve, less current portion	1,508	1,748
Capital lease obligations, less current portion	4,427	4,679
Other non-current liabilities	5,289	2,049
Total liabilities	139,940	143,376
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $0.01 par value; authorized – 100,000 shares; 38,111 and 37,042 issued and outstanding at September 30, 2018 and 2017, respectively	381	371
Additional paid-in capital	279,575	276,478
Accumulated deficit	(188,428)	(181,096)
Total stockholders’ equity	91,528	95,753
Total liabilities and stockholders’ equity	$231,468	$239,129

See accompanying notes to consolidated financial statements.

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended September 30,
	2018	2017
Net revenue	$369,776	$326,718
Costs and expenses:
Cost of revenue	285,872	250,704
Selling, general, and administrative expense	76,656	63,311
(Gain) loss on disposal of assets, net	(277)	8
Total operating expenses	362,251	314,023
Operating income	7,525	12,695
Other (expense) income:
Interest expense, net	(10,558)	(9,744)
Other income	—	298
Total other expense, net	(10,558)	(9,446)
(Loss) income before income taxes	(3,033)	3,249
(Provision for) benefit from income taxes	(4,299)	12,424
Net (loss) income	$(7,332)	$15,673
Basic (loss) earnings per share of common stock	$(0.19)	$0.45
Diluted (loss) earnings per share of common stock	$(0.19)	$0.43
Weighted average shares of common stock outstanding:
Basic	37,856	35,208
Diluted	37,856	36,186

See accompanying notes to consolidated financial statements.

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balances at September 30, 2016	34,575	$346	$270,370	$(196,769)	$73,947
Issuance of common stock upon exercise of stock options	1,000	10	990	—	1,000
Issuance of common stock in connection with acquisition, net of stock-issuance costs	1,467	15	4,666	—	4,681
Stock-based compensation expense - options	—	—	452	—	452
Net income	—	—	—	15,673	15,673
Balances at September 30, 2017	37,042	371	276,478	(181,096)	95,753
Issuance of common stock upon exercise of stock options	300	3	275	—	278
Proceeds from issuance of common stock, net of stock-issuance costs	478	4	1,431	—	1,435
Issuance of common stock to members of ALJ's board of directors	291	3	752	—	755
Stock-based compensation expense - options	—	—	639	—	639
Net loss	—	—	—	(7,332)	(7,332)
Balances at September 30, 2018	38,111	$381	$279,575	$(188,428)	$91,528

See accompanying notes to consolidated financial statements.

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended September 30,
	2018	2017
Operating activities
Net (loss) income	$(7,332)	$15,673
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Depreciation and amortization - cost of revenue	5,422	5,244
Depreciation and amortization - selling, general, and administrative expense	13,626	11,367
Stock-based compensation expense	1,054	810
Provision for bad debts	272	171
Litigation loss	2,910	—
Provision for obsolete inventory	151	59
Deferred income taxes	3,413	(12,482)
Noncash gain, net	(277)	(290)
Amortization of deferred loan costs	1,275	1,068
Changes in operating assets and liabilities:
Accounts receivable, net	(108)	(1,899)
Inventories, net	3,075	(562)
Prepaid expenses and other current assets	724	1,427
Other assets	2,039	1,249
Accounts payable	(2,905)	1,838
Accrued expenses	(797)	1,451
Income tax payable	9	(438)
Deferred revenue and customer deposits	(4,313)	81
Workers’ compensation reserve	(255)	(113)
Other current liabilities	(61)	(664)
Other non-current liabilities	(160)	1,243
Cash provided by operating activities	17,762	25,233
Investing activities
Acquisitions, net of cash acquired	(9,000)	(8,037)
Proceeds from sales of assets	544	152
Capital expenditures	(8,598)	(9,288)
Cash used for investing activities	(17,054)	(17,173)
Financing activities
Proceeds from debt	7,500	—
Payments on debt	(13,544)	(10,951)
Net proceeds (payments) on line of credit	3,239	5,500
Debt and common stock issuance costs	(482)	(267)
Proceeds from issuance of common stock	1,500	—
Proceeds from stock option exercise	278	1,000
Payments on capital leases	(2,829)	(2,339)
Payments on financed insurance premiums	—	(652)
Cash used for financing activities	(4,338)	(7,709)
Change in cash and cash equivalents	(3,630)	351
Cash and cash equivalents at the beginning of the period	5,630	5,279
Cash and cash equivalents at the end of the period	$2,000	$5,630

See accompanying notes to consolidated financial statements.

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended September 30,
	2018	2017
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$9,257	$8,743
Taxes	$1,022	$660

Non-cash investing and financing activities:
Capital equipment purchases financed with capital leases	$2,914	$4,837
Leasehold improvements funded by landlord tenant improvement allowance	$3,400	$—
Leasehold improvements not yet paid for	$2,700	$—
Issuance of common stock for acquisition	$—	$4,708

See accompanying notes to consolidated financial statements.

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2018 AND 2017

1. ORGANIZATION AND BASIS OF PRESENTATION

Organization

ALJ Regional Holdings, Inc. (including subsidiaries, referred to collectively in this Report as “ALJ,” “Company,” “our,” and “we”) is a holding company.  ALJ’s primary assets as of September 30, 2018, were all of the outstanding capital stock of the following companies:

•

Faneuil, Inc. (including its subsidiaries, “Faneuil”).  Faneuil is a leading provider of call center services, back-office operations, staffing services, and toll collection services to government and regulated commercial clients across the United States, focusing on the healthcare, utility, consumer goods, toll and transportation industries. Faneuil is headquartered in Hampton, Virginia.  ALJ acquired Faneuil in October 2013.

•

Floors-N-More, LLC, d/b/a, Carpets N’ More (“Carpets”).  Carpets is one of the largest floor covering retailers in Las Vegas, Nevada, and a provider of multiple products for the commercial, retail and home builder markets including all types of flooring, countertops, cabinets, window coverings and garage/closet organizers, with two retail locations, as well as a stone and solid surface fabrication facility.  ALJ acquired Carpets in April 2014.

•

Phoenix Color Corp. (including its subsidiaries, “Phoenix”).  Phoenix is a leading manufacturer of book components, educational materials and related products producing value-added components, heavily illustrated books and specialty commercial products using a broad spectrum of materials and decorative technologies. Phoenix is headquartered in Hagerstown, Maryland.  ALJ acquired Phoenix in August 2015.

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

Business Combinations

The Company accounts for business combinations under the acquisition method of accounting in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805, “Business Combinations” (“ASC 805”). The Company recognizes the fair value of the assets acquired and liabilities assumed, immediately expenses transaction costs and accounts for restructuring plans separately from the business combination. The excess of the cost of the acquisition over the fair value of the net tangible and intangible assets acquired is recorded as goodwill. Results of operations of the acquired business are included in the consolidated statements of operations from the effective date of acquisition.

While ALJ uses its best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date, estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, ALJ records any adjustments to the assets acquired and liabilities assumed with corresponding adjustments to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the consolidated statements of operations.

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

Inventory

Carpets. Inventory, which consists of carpet, wood, vinyl, granite and other related hard surfaces, cabinets and window treatments, is stated at the lower of cost or net realizable value.  Cost is computed on a first-in, first-out basis (“FIFO”).  Carpets reserves for slow-moving and obsolete inventory when management determines an item should be reserved based on historical and/or projected usage of the product.  Obsolete or unsalable inventories are stated at net realizable value.

Phoenix.  Inventory, which consists primarily of paper, laminating film and inks, is stated at lower of cost or net realizable value.  Cost is determined using FIFO and includes direct materials, direct labor, and applicable overhead.  Phoenix reserves for slow-moving and obsolete inventory when management determines an item should be reserved based on historical and/or projected usage of the product.  Obsolete or unsalable inventories are stated at net realizable value.

Assets Held for Sale

Assets that ALJ intends to sell and are not used in current operations are disclosed separately on the consolidated balance sheets and are valued at the lower of cost or realizable value.  Assets held for sale at September 30, 2018 was for redundant printing and manufacturing equipment.

Property and Equipment

Property and equipment are initially recorded at cost and are depreciated over the estimated useful lives of the assets using the straight-line method.  Estimated useful lives are as follows:

Computer and office equipment	3–7 years
Computer software	3–6 years
Furniture and fixtures	7–10 years
Leasehold improvements	Shorter of useful life or lease term
Equipment under capital leases	Shorter of useful life or lease term
Equipment	5–12 years
Vehicles and commercial trucks	5 years
Buildings	7–40 years
Land	indefinite

Property and equipment acquired in a business acquisition are recorded at fair value on the date of acquisition. Subsequent purchases are recorded at historical cost. Significant improvements and betterments are capitalized. Routine repairs and maintenance are expensed when incurred. Gains and losses on disposal of fixed assets are recognized in the statements of operations based on the net disposal proceeds less the carrying amount of the assets.

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

Intangible Assets

As of September 30, 2018 and 2017, all intangible assets were acquisition-related, recorded at fair value on the date acquired, and subject to amortization.  ALJ amortizes intangible assets over their estimated useful life based on economic benefit using the straight-line method.  In the quarter following the period in which the intangible asset becomes fully amortized, ALJ removes the fully amortized balances from the gross asset and accumulated amortization amounts.

The estimated useful life ranges for all identified intangible assets were as follows:

Estimated
Description	Useful Life (Yrs)
Non-compete agreements	2-5
Supply agreements	4-15
Internal software	6
Customer relationships	12-15
Trade names	15-30

Deferred Loan Costs

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

Phoenix. Phoenix maintains outside insurance to cover workers’ compensation claims.

Fair Value of Financial Instruments

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants at the measurement date. The Company’s fair value instruments consisted of accounts receivable, accounts payable, accrued expenses, line of credit, and term-loan payable.  As of September 30, 2018 and 2017, carrying value approximates fair value.

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

The Company’s judgments relative to the current provision for income taxes take into account current tax laws, our interpretation of current tax laws and possible outcomes of current and future audits conducted by tax authorities. The Company files income tax returns in the U.S. federal jurisdictions and various state jurisdictions and is subject to U.S. federal tax and state tax examinations.  The Company’s judgments relative to the value of deferred tax assets and liabilities take into account estimates of the amount of future taxable income. Actual operating results and the underlying amount of income in future years could render current estimates of recoverable net deferred taxes inaccurate. Any of the judgments mentioned above could cause actual income tax obligations to differ from our estimates, thus materially impacting the Company’s financial position and results of operations.

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

During the year ended September 30, 2018, ALJ used the following weighted average assumptions:  expected option life of 6 years, volatility of 50.9%, dividend yield of 0.00%, and annual risk-free interest rate of 2.8%.  During the year ended September 30, 2017, ALJ used the following weighted average assumptions:  expected option life of 5.6 years, volatility of 48.3%, dividend yield of 0.00%, and annual risk-free interest rate of 1.8%.  The weighted average fair value of the options granted during the years ended September 30, 2018 and September 30, 2017 was $1.11 and $1.49 per share, respectively.

Rent Expense, Deferred Rent Obligations and Deferred Lease Incentives

The Company leases most of its facilities under operating leases. Some of these lease agreements contain tenant improvement allowances funded by landlord incentives, rent holidays, and rent escalation clauses. The authoritative guidance for leases requires rent expense to be recognized on a straight-line basis over the lease term. The difference between the rent due under the stated periods of the lease compared to that of the straight-line basis is recorded as deferred rent within other accrued expenses and other non-current liabilities.   For tenant improvement allowances funded by landlord incentives and rent holidays, the Company records a deferred lease incentive liability in accrued expenses and other non-current liabilities and amortizes the deferred liability as a reduction to rent expense on the consolidated statements of operations over the term of the lease.

Earnings Per Share

ALJ computed basic earnings per share of common stock using net income (loss) divided by the weighted average number of shares of common stock outstanding during the period.  ALJ computed diluted earnings per share of common stock using net income divided by the weighted average number of shares of common stock outstanding plus potentially dilutive shares of common stock outstanding during the period. Potentially dilutive shares issuable upon exercise of options to purchase common stock were determined by applying the treasury stock method to the assumed exercise of outstanding stock options.

Recent Accounting Pronouncements

Accounting Standards Adopted

In July 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-11, “Inventory: Simplifying the Measurement of Inventory (Topic 330).”  The amendments in ASU 2015-11 require an entity to measure inventory at the lower of cost or net realizable value.  The amendments do not apply to inventory that is measured using last-in, first out (LIFO) or the retail inventory method.  The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost.  ASU 2015-11 should be applied prospectively.  ALJ adopted ASU 2015-11 on October 1, 2017.  The standard did not have a significant impact on ALJ’s consolidated financial statements.

Accounting Standards Not Yet Adopted

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” to supersede nearly all existing revenue recognition guidance under GAAP.  The core principle of ASU 2014-09 is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services.  ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation.  Subsequently, the FASB has issued the following standards to provide additional clarification and implementation guidance for ASU 2014-09 including: (i) ASU 2016-08, “Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” (ii) ASU 2016-10, “Identifying Performance Obligations and Licensing,” (iii) ASU 2016-12, “Narrow-Scope Improvements and Practical Expedients,” and (iv) ASU 2017-10, “Service Concession Arrangements (Topic 853): Determining the Customer of the Operation Services.”

ASU 2014-09 will be effective for ALJ on October 1, 2019.  ASU 2014-09 allows for two methods of adoption: (a) “full retrospective” adoption, meaning the standard is applied to all periods presented, or (b) “modified retrospective” adoption, meaning the cumulative effect of applying ASU 2014-09 is recognized as an adjustment to the opening retained earnings balance in the year of adoption.  ALJ has not yet determined which method it will adopt.

As the new standard will supersede substantially all existing revenue guidance, it could impact the timing of ALJ’s revenue and cost of revenue recognition across all business segments. In July 2017, ALJ formed a revenue recognition project team (“Revenue Team”), which included an outside revenue recognition consultant.  The Revenue Team completed a revenue recognition adoption roadmap that includes three phases:

–

Phase I is the identification, documentation, and preliminary analysis of how ALJ currently accounts for revenue transactions compared to the revenue accounting required under the new standard.  Phase I was substantially completed by mid 2018.

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

Because of the nature of the work that remains, ALJ is unable to reasonably estimate the impact of adoption on its consolidated financial statements.  However, ALJ anticipates the adoption of ASU 2014-09 will expand its revenue-related disclosures.  ALJ’s evaluation of the financial impact and related disclosure of the new standard will likely extend over the next several future reporting periods.

In February 2016, the FASB issued ASU 2016-02, “Leases.”  ASU 2016-02 requires lessees to recognize a right-of-use asset and corresponding lease liability for all leases with terms of more than 12 months. Recognition, measurement, and presentation of expenses will depend on classification as either a finance or operating lease. ASU 2016-02 also requires certain quantitative and qualitative disclosures. The provisions of ASU 2016-02 should be applied on a modified retrospective basis.   ASU 2016-02 will be effective for ALJ on October 1, 2020.  The adoption of ASU 2016-02 will result in a material increase to the Company’s consolidated balance sheets for lease liabilities and right-of-use assets. The Company is currently evaluating the other effects the adoption of ASU 2016-02 will have on its consolidated financial statements and related disclosures.

In June 2018, the FASB issued ASU 2018-07, “Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.” This amendment expands the scope of the FASB’s Accounting Standards Codification (“ASC”) Topic 718, Compensation—Stock Compensation (which currently only includes share-based payments to employees) to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned.  ASU 2018-07 will be effective for ALJ on October 1, 2019.  ALJ does not anticipate the adoption of ASU 2018-07 to significantly impact its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract” to provide guidance on implementation costs incurred in a cloud computing arrangement (“CCA”) that is a service contract. ASU 2018-15 aligns the accounting for such costs with the guidance on capitalizing costs associated with developing or obtaining internal-use software. Specifically, ASU 2018-15 amends ASC 350 to include in its scope implementation costs of a CCA that is a service contract and clarifies that a customer should apply ASC 350-40 to determine which implementation costs should be capitalized in such a CCA.  ASU 2018-15 will be effective for ALJ on October 1, 2021.  ALJ does not anticipate the adoption of ASU 2018-15 to significantly impact its consolidated financial statements.

3. ACQUISITIONS

Printing Components Business

On October 2, 2017 (the “Printing Components Business Purchase Date”), Phoenix acquired certain assets and assumed certain liabilities from LSC Communications, Inc. (“LSC”) and Moore-Langen Printing Company, Inc. related to LCS’s printing and manufacturing services division in Terre Haute, Indiana (“Printing Components Business”).  Total purchase price was $10.0 million in cash, subject to customary net working capital adjustments.  Phoenix withheld $1.0 million from the consideration paid at closing, which was paid subsequent to September 30, 2018.

The Printing Components Business leverages existing capabilities and core competencies of Phoenix, strengthens its position in the education markets, and expands its revenue into new markets.

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

During the year ended September 30, 2018, the Printing Components Business recorded net revenue of $15.7 million.  Because the Printing Components Business was closely aligned with Phoenix’s existing business, including the overlap of customers, its operations were immediately integrated into operations, and financial metrics other than net revenue were not separately tracked, and therefore, not disclosed.

Customer Management Outsourcing Business

On May 26, 2017 (the “CMO Business Purchase Date”), Faneuil acquired certain assets and assumed certain liabilities associated with the customer management outsourcing business (“CMO Business”) of Vertex Business Services LLC.

Faneuil purchased the CMO Business to expand into the utilities market by providing direct customer care call center operations, back-office processes, including billing, collections and business analytics, and installation and cloud-based customer care support for the utilities industry.

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

During the years ended September 30, 2018 and 2017, the CMO Business recorded $34.5 million and $12.6 million of net revenue, respectively.  Because the CMO Business has been integrated into Faneuil operations, financial metrics other than net revenue were not separately tracked, and therefore, not disclosed.

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

Major Customers and Accounts Receivable

ALJ did not have any customer with net revenue in excess of 10% of consolidated net revenue during the years ended September 30, 2018 and 2017.  Each of ALJ’s segments had customers that represented more than 10% of their respective net revenue, as described below.

Faneuil.  The percentage of Faneuil net revenue derived from its significant customers was as follows:

	Year Ended September 30,
	2018	2017
Customer A	15.4%	17.7%
Customer B	11.2	12.3
Customer C	10.7	**
Customer D	**	10.5

**	Less than 10% of Faneuil net revenue.

Trade receivables from these customers totaled $9.9 million at September 30, 2018.  As of September 30, 2018, all Faneuil accounts receivable were unsecured.  The risk with respect to accounts receivable is mitigated by credit evaluations performed on customers and the short duration of payment terms extended to customers.

Carpets.  The percentage of Carpets net revenue derived from its significant customers was as follows:

	Year Ended September 30,
	2018	2017
Customer A	27.7%	24.3%
Customer B	22.7	33.8
Customer C	21.3	17.7

Trade receivables from these customers totaled $3.5 million at September 30, 2018.  As of September 30, 2018, all Carpets accounts receivable were unsecured.  The risk with respect to accounts receivables is mitigated by credit evaluations performed on customers and the short duration of payment terms extended to customers.

Phoenix.  The percentage of Phoenix net revenue derived from its significant customers was as follows:

	Year Ended September 30,
	2018	2017
Customer A	19.3%	18.8%
Customer B	17.4	**
Customer C	11.4	13.0

**	Less than 10% of Phoenix net revenue.

Trade receivables from these customers totaled $5.5 million at September 30, 2018.  As of September 30, 2018, all Phoenix accounts receivable were unsecured.  The risk with respect to accounts receivable is mitigated by credit evaluations performed on customers and the short duration of payment terms extended to customers.

Supplier Risk

ALJ did not have any suppliers that represented more than 10% of consolidated inventory purchases.   However, two of ALJ’s segments had suppliers that represented more than 10% of their respective inventory purchases as described below.

Carpets.  The percentage of Carpets inventory purchases from its significant suppliers was as follows:

	Year Ended September 30,
	2018	2017
Supplier A	20.8%	20.4%
Supplier B	14.0	11.8
Supplier C	11.8	11.3
Supplier D	**	16.5

**	Less than 10% of Carpets inventory purchases.

If these suppliers were unable to provide materials on a timely basis, Carpets management believes alternative suppliers could provide the required materials with minimal disruption to the business.

Phoenix.  The percentage of Phoenix inventory purchases from its significant suppliers was as follows:

	Year Ended September 30,
	2018	2017
Supplier A	26.8%	27.8%
Supplier B	10.2	10.3

If these suppliers were unable to provide materials on a timely basis, Phoenix management believes alternative suppliers could provide the required supplies with minimal disruption to the business.

5. COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

Accounts Receivable, Net

The following table summarizes accounts receivable at the end of each reporting period (in thousands):

	September 30,
	2018	2017
Accounts receivable	$42,815	$47,216
Unbilled receivables	3,776	3,071
Accounts receivable	46,591	50,287
Less: allowance for doubtful accounts	(208)	(830)
Accounts receivable, net	$46,383	$49,457

Inventories, Net

The following table summarizes inventories at the end of each reporting period (in thousands):

	September 30,
	2018	2017
Raw materials	$4,017	$3,127
Semi-finished goods/work in process	2,298	4,064
Finished goods	1,566	2,378
Inventories	7,881	9,569
Less: allowance for obsolete inventory	(225)	(193)
Inventories, net	$7,656	$9,376

Property and Equipment

The following table summarizes property and equipment at the end of each reporting period (in thousands):

	September 30,
	2018	2017
Machinery and equipment	$24,900	$22,753
Building and improvements	16,459	15,593
Software	15,749	12,276
Leasehold improvements	15,434	8,997
Computer and office equipment	11,319	10,344
Land	9,267	9,167
Construction in process	4,527	136
Furniture and fixtures	3,834	3,595
Vehicles	342	229
Property and equipment	101,831	83,090
Less: accumulated depreciation and amortization	(41,669)	(28,755)
Property and equipment, net	$60,162	$54,335

Property and equipment depreciation and amortization expense, including amounts related to capitalized leased assets, was $13.6 million and $12.1 million for the years ended September 30, 2018 and 2017, respectively.

Goodwill

The following table summarizes goodwill by reportable segment at the end of each reporting period (in thousands):

	September 30,
	2018	2017
Faneuil	$21,276	$21,276
Carpets	2,555	2,555
Phoenix	32,541	31,133
Goodwill	$56,372	$54,964

Intangible Assets

The following table summarizes identified intangible assets at the end of each reporting period (in thousands):

	September 30, 2018			September 30, 2017
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer relationships	$34,400	$(10,329)	$24,071	$34,400	$(7,446)	$26,954
Trade names	10,760	(1,573)	9,187	10,760	(1,143)	9,617
Supply agreements/contract backlog	10,358	(1,836)	8,522	5,658	(420)	5,238
Non-compete agreements	2,330	(1,811)	519	3,030	(1,858)	1,172
Internal software	580	(479)	101	580	(382)	198
Totals	$58,428	$(16,028)	$42,400	$54,428	$(11,249)	$43,179

Intangible asset amortization expense was $5.5 million and $4.5 million for the years ended September 30, 2018 and 2017, respectively.

The following table presents expected annual amortization expense as of September 30, 2018 (in thousands):

Year Ended September 30,	Estimated Future Amortization
2019	$5,100
2020	4,800
2021	4,485
2022	4,067
Thereafter	23,948
Total	$42,400

Accrued Liabilities

The following table summarizes accrued liabilities at the end of each reporting period (in thousands):

	September 30,
	2018	2017
Accrued compensation and related taxes	$7,275	$7,370
Call center buildouts**	2,700	—
Rebates payable	1,491	2,014
Legal and other	1,123	1,466
Interest payable	676	651
Medical and benefit-related payables	609	431
Sales tax payable	193	151
Deferred rent	174	208
Accrued board of director fees	130	370
Total accrued expenses	$14,371	$12,661

**At September 30, 2018, Faneuil had total liabilities and commitments of $9.6 million to buildout three new call centers.  $2.7 million was recorded to accrued liabilities, $3.4 million was recorded to other non-current liabilities, and $3.5 million was disclosed as a commitment.  See Note 8.

Debt

The following table summarizes ALJ’s line of credit, and current and noncurrent term loan payables at the end of each reporting period (in thousands):

	September 30,
	2018	2017
Line of credit:
Line of credit	$8,739	$5,500
Less: deferred loan costs	(145)	(170)
Line of credit, net of deferred loan costs	8,594	5,330
Current portion of term loan:
Current portion of term loan	$9,470	$12,764
Less: deferred loan costs	(875)	(916)
Current portion of term loan, net of deferred loan costs	8,595	11,848
Term loan payable, less current portion:
Term loan payable, less current portion	$75,504	$78,254
Less: deferred loan costs	(709)	(1,501)
Term loan payable, less current portion, net of deferred loan costs	$74,795	$76,753

6. (LOSS) EARNINGS PER SHARE

ALJ computed basic and diluted (loss) earnings per common share for each period as follows (in thousands, except per share amounts):

	Year Ended September 30,
	2018	2017
Net (loss) income	$(7,332)	$15,673
Weighted average shares of common stock outstanding – basic	37,856	35,208
Potentially dilutive effect of options to purchase common stock	—	978
Weighted average shares of common stock outstanding – diluted	37,856	36,186
Basic (loss) earnings per share of common stock	$(0.19)	$0.45
Diluted (loss) earnings per share of common stock	$(0.19)	$0.43

ALJ computed basic (loss) earnings per share of common stock using net (loss) income divided by the weighted average number of shares of common stock outstanding during the period.  ALJ computed diluted (loss) earnings per share of common stock using net (loss) income divided by the weighted average number of shares of common stock outstanding plus potentially dilutive shares of common stock outstanding during the period. Potentially dilutive shares issuable upon exercise of options to purchase common stock were determined by applying the treasury stock method to the assumed exercise of outstanding stock options.

Common stock equivalents of 1.7 million and 1.4 million were not considered in calculating ALJ’s diluted (loss) earnings per common share for the years ended September 30, 2018 and 2017, respectively, as their effect would be anti-dilutive.

7. DEBT

Term Loan and Line of Credit

In August 2015, ALJ entered into a financing agreement (“Financing Agreement”) with Cerberus Business Finance, LLC (“Cerberus”), to borrow $105.0 million in a term loan (“Cerberus Term Loan”) and have available up to $30.0 million in a revolving loan (“Cerberus/PNC Revolver,” and together with the Cerberus Term Loan, the “Cerberus Debt”).  As of September 30, 2018, ALJ had entered into three amendments to the Financing Agreement.  The Financing Agreement and the amendments thereto are summarized below (dollars in thousands):

Description	Use of Proceeds	Origination Date	Interest Rate *	Quarterly Payments	Balance at September 30, 2018
Term Loan:
Financing Agreement	Phoenix acquisition	August 2015	7.99% to 9.0%	$1,969	$70,670
First Amendment	Color Optics acquisition	July 2016	7.99% to 9.0%	187	7,698
Third Amendment	Printing Components Business acquisition	October 2017	7.99% to 9.0%	141	6,606
			Totals	$2,297	$84,974
Line of Credit:
Cerberus/PNC Revolver	Working capital	August 2015	7.99% to 11.0%	$—	$8,739

*	Range of annual interest rates accrued during the year ended September 30, 2018.

Interest payments are due in arrears on the first day of each month.  Quarterly principal payments are due on the last day of each fiscal quarter.  Annual principal payments equal to 75% of ALJ’s excess cash flow (“ECF”), as defined in the Financing Agreement, are due upon delivery of the audited financial statements.  During the year ended September 30, 2018 ALJ made an ECF payment of $4.1 million, and mandatory payments totaling $0.2 million as a result of receiving proceeds from sales of assets.  A final balloon payment is due at maturity, August 14, 2020.

The Cerberus Debt is secured by substantially all the Company’s assets and imposes certain limitations on the Company, including its ability to incur debt, grant liens, initiate certain investments, declare dividends and dispose of assets.  The Cerberus Debt also requires ALJ to comply with certain debt covenants.  As of September 30, 2018, ALJ was in compliance with all debt covenants and had unused borrowing capacity of $14.4 million.

Contingent Loan Costs

As part of the Second Amendment, ALJ paid Cerberus an amendment fee (see Deferred Loan Costs below). Additionally, as part of the Second Amendment, ALJ is required to pay a fee in each of three consecutive annual periods commencing May 27, 2018 and ending on the termination date, if at any time during each annual period there are any amounts outstanding on the Cerberus/PNC Revolver (“Contingent Payments”).   Such Contingent Payments become due and payable on the first day within each annual period there is an outstanding balance on the Cerberus/PNC Revolver.  During the year ended September 30, 2018, ALJ paid the first Contingent Payment, which was added to deferred loan costs and is being amortized to interest expense through April 30, 2019.

Deferred Loan Costs

During the years ended September 30, 2018 and 2017, ALJ paid legal fees, other fees, and Contingent Payments, totaling $0.4 million and $0.2 million, respectively, which were deferred and are being amortized to interest expense over the life of the debt.

Cerberus Debt Estimated Future Minimum Payments

As of September 30, 2018, estimated future minimum payments are as follows (in thousands):

Year Ended September 30,	Estimated Future Minimum Payments
2019	$9,470
2020*	84,243
Total	$93,713

*	The majority of this amount is the final balloon payment due at maturity, August 14, 2020.

In November 2018, ALJ entered into the fourth amendment to the Financing Agreement.  See Note 13.

Capital Lease Obligations

Faneuil and Phoenix lease equipment under non-cancelable capital leases. As of September 30, 2018, future minimum payments under non-cancelable capital leases with initial or remaining terms of one year or more are as follows (in thousands):

Year Ended September 30,	Estimated Future Payments
2019	$3,117
2020	2,315
2021	1,145
2022	535
2023	526
Thereafter	177
Total minimum required payments	7,815
Less: current portion of capital lease obligations	(2,909)
Less: imputed interest	(479)
Capital lease obligations, less current portion	$4,427

8. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases real estate, equipment, and vehicles under noncancellable operating leases. As of September 30, 2018, future minimum rental commitments under noncancellable leases were as follows (in thousands):

Year Ended September 30,	Future Minimum Lease Payments
2019	$5,881
2020	4,716
2021	3,868
2022	2,744
2023	2,695
Thereafter	16,123
Total	$36,027

During the years ended September 30, 2018 and 2017 rental expense under operating leases was $6.9 million and $5.8 million, respectively.

Employment Agreements

ALJ maintains employment agreements with certain key executive officers that provide for a base salary and annual bonus to be determined by the Board of Directors.  The agreements also provide for termination payments, which includes base salary and performance bonus, stock options, non-competition provisions, and other terms and conditions of employment.  As of September 30, 2018, termination payments related to base salary totaled $1.2 million.

Surety Bonds

In the normal course of operations, certain Faneuil customers require surety bonds guaranteeing the performance of a contract.  As of September 30, 2018, the face value of such surety bonds, which represents the maximum cash payments that Faneuil would have to make under certain circumstances of non-performance, was $29.6 million.  To date, Faneuil has not made any non-performance payments.

Letter of Credit

Faneuil had a letter of credit for $2.6 million as of September 30, 2018.

Leasehold Improvements

At September 30, 2018 Faneuil had commitments that totaled $3.5 million to buildout three new call centers.   Faneuil expects to complete all three call centers within the next 12 months.  See related accrued liabilities at Note 5.

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

The matter was tried in a bench trial from April 30, 2018 through May 2, 2018.  On May 15, 2018, the Circuit Court for the City of Richmond, Virginia (the “Richmond Circuit Court”) issued its opinion, which dismissed both Faneuil’s complaint and 3M’s counterclaim with prejudice.  No monetary damages were awarded to either Faneuil or 3M.   As a result of the Richmond Circuit Court’s opinion, ALJ recorded a non-cash litigation loss of $2.9 million (the outstanding unreserved receivable from 3M), which was included with selling, general and administrative expense during the year ended September 30, 2018. Faneuil has filed an appeal of the Richmond Circuit Court’s judgment.

McNeil, et al. v. Faneuil, Inc.

Tammy McNeil, a former Faneuil call center employee, filed a Fair Labor Standards Act collective action case against Faneuil in federal court in Newport News, Virginia in 2015.  The class action asserted various timekeeping and overtime violations, which Faneuil denied.  On June 6, 2017, the case was settled by the parties as part of a court-ordered mediation, for $0.3 million in damages, plus plaintiff’s attorney fees.  Because the parties could not agree on the dollar amount of plaintiff’s attorney fees, both parties agreed to allow the court to determine the amount.  The court awarded $0.7 million in attorney’s fees and overruled Faneuil’s objections to the recommendation of the magistrate judge relating to that amount.  Neither party appealed the decision.  As of September 30, 2018, all amounts were paid.

Marshall v. Faneuil, Inc.

On July 31, 2017, plaintiff Donna Marshall (“Marshall”), filed a proposed class action lawsuit in the Superior Court of the State of California for the County of Sacramento against Faneuil and ALJ. Marshall, a previously terminated Faneuil employee, alleges various California state law employment-related claims against Faneuil.  Faneuil has answered the complaint and removed the matter to the United States District Court for the Eastern District of California; however, Marshall filed a motion to remand the case back to state court. The motion to remand has been fully briefed and argued and remains pending before the court.  The case is in early discovery at this time. Faneuil believes this action is without merit and intends to defend it vigorously.

Other Litigation

The Company has been named in, and from time to time may become named in, various other lawsuits or threatened actions that are incidental to our ordinary business. Litigation is inherently unpredictable. Any claims against the Company, whether meritorious or not, could be time-consuming, cause the Company to incur costs and expenses, require significant amounts of management time and result in the diversion of significant operational resources. The results of these lawsuits and actions cannot be predicted with certainty.  The Company concluded as of September 30, 2018 that the ultimate resolution of these matters (including the matters described above) will not have a material adverse effect on the Company’s business, consolidated financial position, results of operations or cash flows.

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

9. EQUITY

Common Stock Activity during the Year Ended September 30, 2018

ALJ’s common stock activity for the year ended September 30, 2018 consisted of the following:

•	Sold 477,706 shares of common stock, at $3.14 per share, to two unaffiliated shareholders in connection with financing the Moore-Langen acquisition (Note 3);
•

Issued 102,102 and 189,319 shares of common stock to members of ALJ’s Board of Directors as compensation for the periods from July 1, 2017 to June 30, 2018 and from July 1, 2016 to June 30, 2017, respectively.  See “Common Stock Awards” below for further discussion; and

•	Issued 300,000 shares of common stock upon the exercise of options at a weighted-average exercise price of $0.93 per share.

Common Stock Activity during the Year Ended September 30, 2017

ALJ’s common stock activity for the year ended September 30, 2017, consisted of the following:

•

Issued 1,466,667 shares of common stock in connection with the CMO Business acquisition (Note 3). The common stock was valued at $3.21 per share, which was the closing price of ALJ common stock as listed on the NASDAQ Global Market on the CMO Business Purchase Date; and

•	Issued 1,000,000 shares of common stock upon exercise of stock option by ALJ’s Executive Chairman at an exercise price of $1.00 per share.

Preferred Stock

In August 2018, ALJ shareholders approved the amendment and restatement of ALJ’s Restated Certificate of Incorporation to eliminate the preferred stock and authorize the issuance of 5.0 million shares of blank check preferred stock.  ALJ had no preferred stock outstanding at September 30, 2018.

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

The 2016 Plan is administered by ALJ’s Compensation, Nominating and Corporate Governance Committee (“Committee”) of the Board.  The maximum aggregate number of common stock shares that may be granted under the 2016 Plan is 2,000,000.  The 2016 Plan generally provides for the grant of qualified or nonqualified stock options, restricted stock and restricted stock units, unrestricted stock, stock appreciation rights, performance awards and other awards.  The Committee has full discretion to set the vesting criteria.  The exercise price of a stock option may not be less than 100% of the fair market value of ALJ’s common stock on the date of grant. The 2016 Plan prohibits the repricing of outstanding stock options without prior shareholder approval. The term of stock options granted under the 2016 Plan may not exceed ten years.  Awards are subject to accelerated vesting upon a change in control in the event the acquiring company does not assume the awards.  The Board may amend, alter, or discontinue the 2016 Plan, but shall obtain shareholder approval of any amendment as required by applicable law or stock exchange listing requirements. As of September 30, 2018, there were 1,260,000 options available for future grant under the 2016 Plan.

Prior to the approval of the 2016 Plan, ALJ issued stock options that were approved by ALJ’s board of directors on a case-by-case basis.

Stock-Based Compensation Expense

The following table sets forth the total stock-based compensation expense included in ALJ’s statements of operations (in thousands):

	Year Ended September 30,
	2018	2017
Stock options	$639	$452
Common stock award	415	358
	$1,054	$810

At September 30, 2018, ALJ had approximately $0.6 million of total unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of approximately 2.0 years.

Stock Option Activity and Outstanding

The following table summarizes stock option activity during the years ended September 30, 2018 and 2017:

	Number of Shares	Weighted-Average Exercise Price
Outstanding at September 30, 2016	2,284,000	$2.15
Exercised	(1,000,000)	1.00
Granted	620,000	3.25
Outstanding at September 30, 2017	1,904,000	3.11
Exercised	(300,000)	0.93
Granted	160,000	2.17
Forfeited or expired	(90,000)	3.61
Outstanding at September 30, 2018	1,674,000	3.38
Vested or Expected to Vest at September 30, 2018	1,674,000	$3.38

The following table summarizes all options outstanding and exercisable by price range as of September 30, 2018:

		Options Outstanding		Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$1.00	134,000	1.90	$1.00	134,000	$1.00
$2.10 - $3.33	740,000	8.98	3.02	206,667	3.25
$4.00 - $4.27	800,000	5.17	4.12	683,334	4.09
	1,674,000	6.59	3.38	1,024,001	3.52

The “intrinsic value” of options is the excess of the value of ALJ stock over the exercise price of such options.  The total intrinsic value of options outstanding (of which all are vested or expected to vest) was approximately $0.1 million and $1.2 million at September 30, 2018 and 2017, respectively.  The total intrinsic value for exercisable options was $0.1 and $1.1 million at September 30, 2018 and 2017, respectively. The total intrinsic value of options exercised during the years ended September 30, 2018 and 2017 was $0.7 million and $2.1 million, respectively.

Common Stock Awards

ALJ’s board of directors receive a director compensation package that includes an annual common stock award.  In connection with such awards, ALJ recorded stock-based compensation expense of $0.4 million during both the years ended September 30, 2018 and 2017.

10. INCOME TAXES

(Loss) income before taxes and the provision for (benefit from) income taxes for the years ended September 30, 2018 and 2017 consisted of the following (in thousands):

	Year Ended September 30,
	2018	2017
(Loss) income before income taxes	$(3,033)	$3,249
(Provision for) benefit from income taxes:
Current:
Federal	—	120
State	(886)	(178)
Total current (provision for) benefit from income taxes, net	(886)	(58)
Deferred:
Federal	(3,437)	12,263
State	24	219
Total (provision for) benefit from deferred income taxes	(3,413)	12,482
Total (provision for) benefit from income taxes	$(4,299)	$12,424
Effective tax rate	(141.7)%	(382.4)%

The difference between the statutory federal income tax rate and the effective tax rate for the years ended September 30, 2018 and 2017 was as follows:

	Year Ended September 30,
	2018	2017
Statutory federal income tax rate	28.1%	35.0%
Increase (reduction) in rate resulting from:
Change in valuation allowance and other	202.5	(426.8)
Permanent differences	0.4	(6.8)
State tax, net of federal benefit	(5.3)	16.2
Change in corporate tax rate	(367.4)	—
Effective tax rate	(141.7)%	(382.4)%

Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled.  Significant components of the Company’s deferred tax assets and liabilities as of September 30, 2018 and 2017 were as follows (in thousands):

	Year Ended September 30,
	2018	2017
Deferred tax assets:
Net operating loss carryforward	$30,301	$53,996
Accrued expenses and other	1,720	2,475
Other (WOTC and AMT credit carryforward)	1,881	1,956
Deferred revenue	771	1,463
Allowance for doubtful accounts	48	326
Gross deferred tax assets	34,721	60,216
Less: valuation allowance	(17,718)	(30,691)
Net deferred tax assets	17,003	29,525

Deferred tax liabilities:
Intangible assets	(6,108)	(10,375)
Land and depreciable assets	(2,927)	(7,221)
Prepaid expenses	(329)	(877)
Total deferred tax liabilities	(9,364)	(18,473)
Net deferred tax assets	$7,639	$11,052

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

Open Tax Returns, Deferred Tax Assets, and Net Operating Loss Carryforward

The Company files income tax returns in the U.S. federal jurisdiction and various states. The years still open to audit under the applicable statutes of limitations are June 30, 2016, through June 30, 2018, for federal and June 30, 2015, through June 30, 2018, for state.  Tax years ending June 30, 2002 through June 30, 2009 generated a net operating loss carry forward and remain subject to examination.  The amount of any tax assessments and penalties may be material and may negatively impact the Company’s operations. Given the uncertainty in the amount and the difficulty in estimating the probability of the assessments arising from future tax examinations, the Company has not made any accruals for such tax contingencies.  No tax returns are currently under examination by any tax authorities.

As of September 30, 2018, the Company’s deferred tax assets were primarily the result of U.S. net operating losses carryforwards. As of each reporting date, the Company’s management considers new evidence, both positive and negative, that could impact management’s view with regard to future realization of deferred tax assets  As of September 30, 2018, management reduced the valuation allowance by $13.0 million to $17.7 million from $30.7 million as a result of (i) the aforementioned Tax Reform Law, and (ii) management’s determination that sufficient positive evidence, which included generating taxable income over the past four years and continued taxable income projections.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. At September 30, 2018 and 2017, the Company does not have a liability for uncertain tax positions. Additionally, the Company does not anticipate that there will be a material change of unrecognized tax benefits within the next 12 months.

At September 30, 2018, the Company has net operating loss carryforwards for federal income tax purposes of approximately $144.3 million that begin expiring in 2022. In addition, the use of this net operating loss in future years may be restricted under Section 382 of the Internal Revenue Code due to a potential change of ownership.

11. RELATED-PARTY TRANSACTIONS

Revenue

Harland Clarke Holdings Corp. (“Harland Clarke”), a stockholder who owns ALJ shares in excess of five percent, is a counterparty to Faneuil in two contracts.  One contract provides call center services to support Harland Clarke’s banking-related products and renews annual every April. The other contract provided managed print services and concluded September 30, 2018. Faneuil recognized revenue from Harland Clarke totaling $0.3 million and $1.0 million for the years ended September 30, 2018 and 2017, respectively. The associated cost of revenue was $0.3 million and $0.9 million for the years ended September 30, 2018 and 2017, respectively. All revenue from Harland Clarke contained similar terms and conditions as for other transactions of this nature entered into by ALJ.  Total accounts receivable from Harland Clarke was less than $0.1 million and $0.1 million at September 30, 2018 and 2017, respectively.

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

The following tables present ALJ’s segment information as of or for the years ended September 30, 2018 and 2017 (in thousands):

	As of or for the Year Ended September 30, 2018
	Faneuil	Carpets	Phoenix	ALJ	Consolidated
Total assets	$93,999	$12,447	$117,190	$7,832	$231,468

Net revenue	$188,233	$68,404	$113,139	$—	$369,776

Segment adjusted EBITDA	$13,127	$453	$22,077	$(2,553)	$33,104
Depreciation and amortization					(19,048)
Interest expense					(10,558)
Provision for income taxes					(4,299)
Litigation loss (note 8)					(2,910)
Restructuring expenses					(2,314)
Lease payments in anticipation of facility shutdown					(250)
Stock-based compensation					(1,054)
Acquisition-related expenses					(280)
Gain on disposal of assets, net					277
Net loss					$(7,332)

	As of or for the Year Ended September 30, 2017
	Faneuil	Carpets	Phoenix	ALJ	Consolidated
Total assets	$93,724	$17,747	$113,406	$14,252	$239,129

Net revenue	$158,264	$69,725	$98,729	$—	$326,718

Segment adjusted EBITDA	$13,110	$1,290	$18,927	$(2,326)	$31,001
Depreciation and amortization					(16,611)
Interest expense					(9,744)
Stock-based compensation					(810)
Acquisition-related expenses					(602)
Restructuring expenses					(275)
Loss on disposal of assets, net					(8)
Other income					298
Benefit from income taxes					12,424
Net income					$15,673

Geographic Information

Substantially all assets were located in the United States.  Substantially all revenue was earned in the United States.

13.  SUBSEQUENT EVENT

Fourth Amendment to Financing Agreement

On November 28, 2018, ALJ entered into the Fourth Amendment (the “Fourth Amendment”) to the Financing Agreement (note 7).  The Fourth Amendment added a $5.0 million term loan, reduced the maximum availability of the Cerberus/PNC Revolver by $5.0 million to $25.0 million from $30.0 million, extended the maturity date to December 1, 2023, and reduced quarterly term loan amortization payments from $2.3 million to $2.1 million effective December 31, 2018.  The Fourth Amendment amends certain terms and covenants to support the continued growth of the Company and the associated cash required to buildout three new customer call centers to position Faneuil for anticipated increased contract awards, as summarized below:

•

an easing of the fixed charge coverage ratio from 1.25:1.00 to (a) 1.05:1.00 for each quarter beginning with the quarter ending December 31, 2018 through the quarter ending September 30, 2020 and (b) 1.10:1.00 for each quarter beginning with the quarter ending December 31, 2020 and for each quarter thereafter; and

•

a stepdown in the leverage ratio financial covenant from (a) 3.50:1.00 for each quarter beginning with the quarter ending December 31, 2018 through the quarter ending September 30, 2020, to (b) 3.25:1.00 for each  quarter beginning with the quarter ending December 31, 2020 through the quarter ending September 30, 2021, to (c) 3.00:1.00 for each quarter beginning with the quarter ending December 31, 2021 through the quarter ending September 30, 2022 and to (d) 2.75:1.00 for each  quarter beginning with the quarter ending December 31, 2022 and for each quarter thereafter.

In addition, the Fourth Amendment requires the Company, under certain circumstances, to secure not less than $5.0 million of equity or subordinated debt financing on or before February 28, 2019, which will be used to pay down the term loan (the “Alternative Financing Requirement”).

Backstop Letter Agreement

On November 28, 2018, in connection with the Fourth Amendment, the Company entered into a Backstop Letter Agreement with Jess Ravich, the Company’s Chairman and Chief Executive Officer. Pursuant to the Backstop Letter Agreement, Mr. Ravich will provide a “backstop” that would enable the Company to satisfy the Alternative Financing Requirement by agreeing, if the Company is unable to locate alternative financing on terms, conditions and timing reasonably acceptable to it, and if required by the Collateral Agent.  In consideration of Mr. Ravich entering into such backstop arrangement, the Company’s Audit Committee and independent directors reviewed, approved and agreed to a backstop fee package, pursuant to which the Company would (i) pay to Mr. Ravich’s trust a one-time backstop fee of $0.1 million, and (ii) if the purchase of such subordinated debt is required by the Collateral Agent and the Company has failed to secure a financing alternative more advantageous to the Company, to issue to Mr. Ravich’s trust a five-year warrant (the “Warrant”) to purchase 1,500,000 shares of ALJ common stock at an exercise price equal to the average closing price of the Company’s common stock as reported on The Nasdaq Stock Market for the 30 trading days preceding the warrant issuance date.

ALJ REGIONAL HOLDINGS, INC.

SCHEDULE II — CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at the Beginning of the Year	Charged to Costs and Expenses	Deductions	Balance at the End of the Year
Year Ended September 30, 2018:
Allowance for doubtful accounts	$830	$272	$(894)	208
Allowance for obsolete inventory	193	151	(119)	225
Rebates payable	2,014	2,249	(2,500)	1,763
Workers’ compensation reserve	2,763	2,248	(2,503)	2,508

Year Ended September 30, 2017:
Allowance for doubtful accounts	$830	$171	$(171)	$830
Allowance for obsolete inventory	183	59	(49)	193
Rebates payable	1,834	2,707	(2,527)	2,014
Workers’ compensation reserve	2,875	2,319	(2,431)	2,763

S-1