Form 10-Q
period 2018-12-31
ALJ REGIONAL HOLDINGS INC
filed 2019-02-11
CIK 1438731

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2018

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

The number of shares of common stock, $0.01 par value per share, outstanding as of January 31, 2019 was 38,026,435.

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

The Company is also subject to general business risks, including results of tax audits, adverse state, federal or foreign legislation and regulation, changes in general economic factors, the Company’s ability to retain and attract key employees, acts of war or global terrorism, cyber-attacks and unexpected natural disasters, including climate change related events. Any forward-looking statements included in this Form 10-Q are made as of the date hereof, based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any forward-looking statements.

ALJ REGIONAL HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED DECEMBER 31, 2018

PART I.  FINANCIAL INFORMATION

Item 1 - Financial Statements

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	December 31,	September 30,
	2018	2018
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,168	$2,000
Accounts receivable, net of allowance for doubtful accounts of $232 ($208 at September 30, 2018)	54,275	46,383
Inventories, net	7,593	7,656
Prepaid expenses and other current assets	6,725	5,504
Assets held for sale	—	222
Total current assets	70,761	61,765
Property and equipment, net	72,168	60,162
Goodwill	56,372	56,372
Intangible assets, net	41,080	42,400
Collateral deposits, less current portion	695	695
Deferred tax asset, net	7,590	7,639
Other assets	2,152	2,435
Total assets	$250,818	$231,468
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,922	$12,692
Accrued expenses	18,665	14,371
Income taxes payable	176	204
Deferred revenue and customer deposits	2,386	3,179
Current portion of term loans, net of deferred loan costs	8,926	8,595
Current portion of capital lease obligations	2,729	2,909
Current portion of workers’ compensation reserve	891	1,000
Other current liabilities	3	1,003
Total current liabilities	47,698	43,953
Line of credit, net of deferred loan costs	15,506	8,594
Term loans, less current portion, net of deferred loan costs	80,573	74,795
Deferred revenue, less current portion	1,113	1,374
Workers’ compensation reserve, less current portion	1,285	1,508
Capital lease obligations, less current portion	3,796	4,427
Other non-current liabilities	8,672	5,289
Total liabilities	158,643	139,940
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $0.01 par value; authorized – 100,000 shares; 38,026 and 38,111 shares issued and outstanding at December 31, 2018 and September 30, 2018, respectively	380	381
Additional paid-in capital	279,512	279,575
Accumulated deficit	(187,717)	(188,428)
Total stockholders’ equity	92,175	91,528
Total liabilities and stockholders’ equity	$250,818	$231,468

See accompanying notes

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share amounts)

	Three Months Ended December 31,
	2018	2017
Net revenue	$93,784	$94,954
Costs and expenses:
Cost of revenue	72,827	74,910
Selling, general and administrative expense	17,466	19,538
Disposal of assets and other gain	(223)	(207)
Total operating expenses	90,070	94,241
Operating income	3,714	713
Other expense:
Interest expense, net	(2,715)	(2,660)
Total other expense	(2,715)	(2,660)
Income (loss) before income taxes	999	(1,947)
Provision for income taxes	(288)	(3,371)
Net income (loss)	$711	$(5,318)
Basic earnings (loss) per share of common stock	$0.02	$(0.14)
Diluted earnings (loss) per share of common stock	$0.02	$(0.14)
Weighted average shares of common stock outstanding:
Basic	38,047	37,577
Diluted	38,097	37,577

See accompanying notes

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	December 31,
	2018	2017
Operating activities
Net income (loss)	$711	$(5,318)
Adjustments to reconcile net income (loss) to cash used for operating activities:
Depreciation and amortization - cost of revenue	1,159	1,399
Depreciation and amortization - selling, general and administrative expense	3,287	3,434
Stock-based compensation expense	185	293
Provision for bad debts	26	156
Provision for obsolete inventory	42	105
Deferred income taxes	49	3,252
Disposal of assets and other gain	(223)	(207)
Amortization of deferred loan costs	238	307
Changes in operating assets and liabilities:
Accounts receivable, net	(7,918)	(6,240)
Inventories, net	21	874
Prepaid expenses, collateral deposits, and other current assets	(1,221)	(1,816)
Other assets	283	664
Accounts payable	1,230	69
Accrued expenses	1,493	1,064
Income tax payable	(28)	(195)
Deferred revenue and customer deposits	(1,054)	(1,880)
Other current liabilities	(109)	501
Other liabilities	(340)	(154)
Cash used for operating activities	(2,169)	(3,692)
Investing activities
Acquisitions, net of cash acquired	(1,000)	(9,000)
Proceeds from sales of assets	308	343
Capital expenditures	(4,883)	(980)
Cash used for investing activities	(5,575)	(9,637)
Financing activities
Net proceeds on line of credit	6,868	8,162
Payments on term loan	(2,743)	(6,427)
Proceeds from term loan	5,000	7,500
Proceeds from issuance of common stock	—	1,500
Debt and common stock issuance costs	(402)	(332)
Payments on capital leases	(811)	(677)
Cash provided by financing activities	7,912	9,726
Change in cash and cash equivalents	168	(3,603)
Cash and cash equivalents at beginning of period	2,000	5,630
Cash and cash equivalents at end of period	$2,168	$2,027
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Taxes	$372	$599
Interest	$2,359	$2,205
Non-cash investing and financing activities:
Capital equipment purchases financed with capital leases	$—	$2,734
Capital equipment purchases financed with term loan	$4,060	$—
Construction in process funded by landlord tenant improvement allowance	$3,500	$—
Construction in process not yet paid for	$2,700	$—

See accompanying notes

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BASIS OF PRESENTATION

Organization

ALJ Regional Holdings, Inc. (including subsidiaries, referred to collectively in this Report as “ALJ,” the “Company” or “we”) is a holding company.  ALJ’s primary assets as of December 31, 2018 were all of the outstanding capital stock of the following companies:

•

Faneuil, Inc. (including its subsidiaries, “Faneuil”).  Faneuil is a leading provider of call center services, back office operations, staffing services, and toll collection services to government and regulated commercial clients across the United States, focusing on the healthcare, utility, toll and transportation industries. Faneuil is headquartered in Hampton, Virginia.

•

Floors-N-More, LLC, dba, Carpets N’ More (“Carpets”).  Carpets is one of the largest floor covering retailers in Las Vegas, Nevada, and a provider of multiple products, including all types of flooring, countertops, cabinets, window coverings and garage/closet organizers, for the commercial, retail and home builder markets. Carpets operates two retail locations, as well as a stone and solid surface fabrication facility.

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

Basis of Presentation

The interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP, for interim financial information and with the instructions to the Securities and Exchange Commission, or SEC, Form 10-Q and Article 10 of SEC Regulation S-X. They do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with ALJ’s audited financial statements and notes thereto for the years ended September 30, 2018 and 2017 contained in its Annual Report on Form 10-K, filed with the SEC on December 17, 2018.

The Company has made estimates and judgments affecting the amounts reported in its condensed consolidated financial statements and the accompanying notes.  Significant estimates and assumptions by management are used for, but are not limited to, determining the fair value of assets and liabilities, including intangible assets acquired and allocation of acquisition purchase prices, estimated useful lives, recoverability of long-lived and intangible assets, the recoverability of goodwill, the realizability of deferred tax assets, stock-based compensation, the likelihood of material loss as a result of loss contingencies, customer lives, the allowance for doubtful accounts and inventory reserves, and calculation of insurance reserves.  Actual results may differ materially from estimates. The interim financial information is unaudited but reflects all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly ALJ’s results of operations and financial position for the interim period.  The results of operations for the three months ended December 31, 2018, are not necessarily indicative of the results expected for future quarters or the full year.

For a complete summary of ALJ’s significant accounting policies, please refer to Note 2, “Summary of Significant Accounting Policies,” included with ALJ’s audited financial statements and notes thereto for the years ended September 30, 2018 and 2017 contained in its Annual Report on Form 10-K, filed with the SEC on December 17, 2018.  There were no material changes to ALJ’s significant accounting policies during the three months ended December 31, 2018.

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. RECENT ACCOUNTING STANDARDS

Accounting Standards Not Yet Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers,” to supersede nearly all existing revenue recognition guidance under GAAP.  The core principle of ASU 2014-09 is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services.  ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation.  Subsequently, the FASB has issued the following standards to provide additional clarification and implementation guidance for ASU 2014-09: (i) ASU 2016-08, “Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” (ii) ASU 2016-10, “Identifying Performance Obligations and Licensing,” (iii) ASU 2016-12, “Narrow-Scope Improvements and Practical Expedients,” and (iv) ASU 2017-10, “Service Concession Arrangements (Topic 853): Determining the Customer of the Operation Services.”

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

–

Phase II, which overlaps with Phase I and was started in January 2018, includes a more detailed analysis, including the development of revenue recognition models, data analysis, analyzing implementation options, and finalizing a transition method.  Phase II analysis for certain revenue streams was completed by December 31, 2018, with the remaining revenue streams expected to be completed by April 2019.

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

3. ACQUISITIONS

Printing Components Business

On October 2, 2017 (the “Printing Components Business Purchase Date”), Phoenix acquired certain assets and assumed certain liabilities from LSC Communications, Inc. (“LSC”) and Moore-Langen Printing Company, Inc. related to its printing and manufacturing services division in Terre Haute, Indiana. Such assets and liabilities are referred to hereinafter as the “Printing Components Business.”  Total purchase price was $10.0 million in cash, subject to customary net working capital adjustments, of which $1.0 million was withheld from the consideration paid at closing and paid in October 2018.

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

Phoenix and ALJ financed the acquisition by borrowing $7.5 million under a term loan with Cerberus, selling an aggregate of $1.5 million of ALJ common stock in a private offering to two investors who are unaffiliated with ALJ, and using $1.0 million cash from the exercise of stock options by Jess Ravich, Executive Chairman of ALJ.  ALJ amended its financing agreement with Cerberus to facilitate the term loan.  See Note 7.

The following schedule reflects the estimated fair value of assets acquired and liabilities assumed on the Printing Components Business Purchase Date and the purchase price details:

(in thousands)	Purchase Price
Balance Sheet Caption	Allocation
Total current assets	$1,767
Fixed assets	2,273
Identified intangible asset - supply agreement	4,700
Goodwill	1,408
Total assets	10,148
Total current liabilities	(148)
Purchase price	$10,000

Break Out of Components of Purchase Price Consideration
Term loan (note 7)	$7,500
Common stock issued (note 9)	1,500
Cash received from exercise of stock option	1,000
Purchase price	$10,000

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company accounted for the Printing Components Business acquisition using the purchase method of accounting. Accordingly, the assets and liabilities were recorded at their fair values at the date of acquisition. The excess of the purchase price over the fair value of the tangible and intangible assets acquired and the liabilities assumed was recorded as goodwill. There were no adjustments to the purchase price allocations during the measurement period, which expired one year from the acquisition date.

During the three months ended December 31, 2018 and 2017, the Printing Components Business recorded $3.1 million and $4.5 million of net revenue, respectively.  Because the Printing Components Business was closely aligned with Phoenix’s existing business, including the overlap of customers, its operations were immediately integrated into Phoenix’s operations, and financial metrics other than net revenue were not separately tracked, and therefore, not disclosed.

During the three months ended December 31, 2017, the Company incurred $0.1 million of acquisition-related expenses in connection with the Printing Components Business acquisition, which were expensed to selling, general and administrative expense.

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

Faneuil.  The percentage of Faneuil net revenue derived from its significant customers was as follows:

	Three Months Ended December 31,
	2018	2017
Customer A	16.2%	14.1%
Customer B	13.0	14.1

Trade receivables from these customers totaled $11.4 million on December 31, 2018.  As of December 31, 2018, all Faneuil accounts receivable were unsecured.  The risk with respect to accounts receivable is mitigated by credit evaluations performed on customers and the short duration of payment terms extended to customers.

Carpets.  The percentage of Carpets net revenue derived from its significant customers was as follows:

	Three Months Ended December 31,
	2018	2017
Customer A	29.3%	26.8%
Customer B	27.4	24.9
Customer C	19.4	25.1

Trade receivables from these customers totaled $2.4 million on December 31, 2018.  As of December 31, 2018, all Carpets accounts receivable were unsecured.  The risk with respect to accounts receivable is mitigated by credit evaluations performed on customers and the short duration of payment terms extended to customers.

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Phoenix.  The percentage of Phoenix net revenue derived from its significant customers was as follows:

	Three Months Ended December 31,
	2018	2017
Customer A	19.0%	16.1%
Customer B	17.8	18.9
Customer C	12.3	10.5
Customer D	12.2	**

**	Less than 10% of Phoenix net revenue.

Trade receivables from these customers totaled $8.5 million on December 31, 2018.  As of December 31, 2018, all Phoenix accounts receivable were unsecured.  The risk with respect to accounts receivable is mitigated by credit evaluations performed on customers and the short duration of payment terms extended to customers.

Supplier Risk

ALJ did not have any suppliers that represented more than 10% of consolidated inventory purchases.  However, two of ALJ’s segments had suppliers that represented more than 10% of their respective inventory purchases, as described below.

Carpets.  The percentage of Carpets inventory purchases from its significant suppliers was as follows:

	Three Months Ended December 31,
	2018	2017
Supplier A	24.3%	23.5%
Supplier B	13.8	**
Supplier C	11.4	12.6
Supplier D	10.7	**
Supplier E	**	13.9

**	Less than 10% of Carpets inventory purchases.

If these suppliers were unable to provide materials on a timely basis, Carpets management believes alternative suppliers could provide the required materials with minimal disruption to the business.

Phoenix.  The percentage of Phoenix inventory purchases from its significant suppliers was as follows:

	Three Months Ended December 31,
	2018	2017
Supplier A	26.2%	29.4%
Supplier B	10.9	12.9

If these suppliers were unable to provide materials on a timely basis, Phoenix management believes alternative suppliers could provide the required supplies with minimal disruption to the business.

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5. COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

Accounts Receivable, Net

The following table summarizes accounts receivable at the end of each reporting period:

	December 31,	September 30,
(in thousands)	2018	2018
Accounts receivable	$53,088	$42,815
Unbilled receivables	1,419	3,776
Accounts receivable	54,507	46,591
Less: allowance for doubtful accounts	(232)	(208)
Accounts receivable, net	$54,275	$46,383

Inventories, Net

The following table summarizes inventories at the end of each reporting period:

	December 31,	September 30,
(in thousands)	2018	2018
Raw materials	$4,502	$4,017
Semi-finished goods/work in process	2,012	2,298
Finished goods	1,340	1,566
Inventories	7,854	7,881
Less: allowance for obsolete inventory	(261)	(225)
Inventories, net	$7,593	$7,656

Property and Equipment

The following table summarizes property and equipment at the end of each reporting period:

	December 31,	September 30,
(in thousands)	2018	2018
Machinery and equipment	$24,937	$24,900
Construction and equipment in process	21,599	10,627
Building and improvements	17,035	16,459
Software	16,017	15,749
Computer and office equipment	11,776	11,319
Leasehold improvements	9,466	9,334
Land	9,267	9,267
Furniture and fixtures	6,518	3,834
Vehicles	342	342
Property and equipment	116,957	101,831
Less: accumulated depreciation and amortization	(44,789)	(41,669)
Property and equipment, net	$72,168	$60,162

Property and equipment depreciation and amortization expense, including amounts related to capitalized leased assets, was $3.1 million and $3.5 million for the three months ended December 31, 2018 and 2017, respectively.

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Goodwill

The following table summarizes goodwill by reportable segment at the end of each reporting period:

	December 31,	September 30,
(in thousands)	2018	2018
Faneuil	$21,276	$21,276
Carpets	2,555	2,555
Phoenix	32,541	32,541
Goodwill	$56,372	$56,372

Intangible Assets

The following table summarizes identified intangible assets at the end of each reporting period:

	December 31, 2018			September 30, 2018
(in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer relationships	$34,400	$(11,050)	$23,350	$34,400	$(10,329)	$24,071
Trade names	10,760	(1,681)	9,079	10,760	(1,573)	9,187
Supply agreements/contract backlog	10,358	(2,190)	8,168	10,358	(1,836)	8,522
Non-compete agreements	2,330	(1,924)	406	2,330	(1,811)	519
Internal software	580	(503)	77	580	(479)	101
Totals	$58,428	$(17,348)	$41,080	$58,428	$(16,028)	$42,400

Intangible asset amortization expense was $1.3 million and $1.4 million for the three months ended December 31, 2018 and 2017, respectively.

The following table presents expected future amortization expense for the remainder of fiscal 2019 and yearly thereafter:

(in thousands)	Estimated Future Amortization
Remainder of Fiscal 2019	$3,780
Fiscal 2020	4,800
Fiscal 2021	4,485
Fiscal 2022	4,067
Fiscal 2023	4,067
Thereafter	19,881
Total	$41,080

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Debt

The following table summarizes ALJ’s line of credit, term loan, and equipment financing agreement at the end of each reporting period:

	December 31,	September 30,
(in thousands)	2018	2018
Line of credit:
Line of credit	$15,607	$8,739
Less: deferred loan costs	(101)	(145)
Line of credit, net of deferred loan costs	$15,506	$8,594
Current portion of term loans:
Current portion of term loan	$8,200	$9,470
Current portion of equipment financing	1,177	—
Less: deferred loan costs	(451)	(875)
Current portion of term loans, net of deferred loan costs	$8,926	$8,595
Term loans, less current portion:
Term loans, less current portion	$79,031	$75,504
Equipment financing, less current portion	2,883	—
Less: deferred loan costs	(1,341)	(709)
Term loans, less current portion, net of deferred loan costs	$80,573	$74,795

Accrued Expenses

The following table summarizes accrued expenses at the end of each reporting period:

	December 31,	September 30,
(in thousands)	2018	2018
Accrued compensation and related taxes	$8,345	$7,275
Call center buildouts**	5,400	2,700
Rebates payable	2,004	1,491
Legal and other	927	1,123
Interest payable	797	676
Medical and benefit-related payables	687	609
Accrued board of director fees	260	130
Deferred rent	156	174
Sales tax payable	89	193
Total accrued expenses	$18,665	$14,371

**

At December 31, 2018, Faneuil had total liabilities and commitments of $14.9 million to buildout three new call centers. $5.4 million was recorded to accrued liabilities, $7.0 million was recorded to other non-current liabilities, and $2.5 million was disclosed as a commitment. See Note 8.

Workers’ Compensation Reserve

Faneuil.  Faneuil is self-insured for workers’ compensation claims up to $500,000 per incident, and maintains insurance coverage for costs above the specified limit. Faneuil is self-insured for health insurance claims up to $150,000 per incident, and maintains insurance coverage for costs above the specified limit. Reserves have been provided for workers’ compensation and health insurance claims based upon insurance coverages, third-party actuarial analysis, and management’s judgment.

Carpets.  Effective October 1, 2018, Carpets changed from a fully insured plan for workers’ compensation to a self-insured plan for claims up to $200,000 per incident and maintains insurance coverage for costs above the specified limit.

Phoenix. Phoenix maintains a fully insured plan for workers’ compensation claims.

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6. EARNINGS (LOSS) PER SHARE

ALJ computed basic and diluted earnings (loss) per share of common stock for each period as follows:

	Three Months Ended December 31,
(in thousands, except per share amounts)	2018	2017
Net income (loss)	$711	$(5,318)
Weighted average shares of common stock outstanding - basic	38,047	37,577
Potentially dilutive effect of options to purchase common stock	50	—
Weighted average shares of common stock outstanding – diluted	38,097	37,577
Basic earnings (loss) per share of common stock	$0.02	$(0.14)
Diluted earnings (loss) per share of common stock	$0.02	$(0.14)

ALJ computed basic earnings (loss) per share of common stock using net income (loss) divided by the weighted average number of shares of common stock outstanding during the period.  ALJ computed diluted earnings (loss) per share of common stock using net income (loss) divided by the weighted average number of shares of common stock outstanding plus potentially dilutive shares of common stock outstanding during the period. Potentially dilutive shares issuable upon exercise of options to purchase common stock were determined by applying the treasury stock method to the assumed exercise of outstanding stock options.

Stock options to purchase 1.5 million and 1.9 million shares of common stock were not included in ALJ’s diluted earnings per common share calculation for the three months ended December 31, 2018 and 2017, respectively, as their effect would be anti-dilutive.

7. DEBT

Term Loan and Line of Credit

In August 2015, ALJ entered into a financing agreement (“Financing Agreement”) with Cerberus Business Finance, LLC (“Cerberus”), to borrow $105.0 million in a term loan (“Cerberus Term Loan”) and have available up to $30.0 million in a revolving loan (“Cerberus/PNC Revolver,” and together with the Cerberus Term Loan, the “Cerberus Debt”).  ALJ has subsequently entered into four amendments to the Financing Agreement.

Fourth Amendment to Financing Agreement

On November 28, 2018, ALJ entered into the Fourth Amendment (the “Fourth Amendment”) to the Financing Agreement.  The Fourth Amendment added a $5.0 million term loan, reduced the maximum availability of the Cerberus/PNC Revolver by $5.0 million to $25.0 million from $30.0 million, extended the maturity date to December 1, 2023 (“Amended Maturity Date”), and effective December 31, 2018, reduced quarterly term loan amortization payments from $2.3 million to $2.1 million.  The Fourth Amendment amends certain terms and covenants to support the continued growth of the Company and the associated cash required to buildout three new customer call centers to position Faneuil for anticipated increased contract awards, as summarized below:

•

an easing of the fixed charge coverage ratio financial covenant from 1.25:1.00 to (a) 1.05:1.00 for each quarter beginning with the quarter ended December 31, 2018 through the quarter ending September 30, 2020 and (b) 1.10:1.00 for the quarter beginning with the quarter ending December 31, 2020 and for each quarter thereafter; and

•

a stepdown in the leverage ratio financial covenant from (a) 3.50:1.00 for each quarter beginning with the quarter ended December 31, 2018 through the quarter ending September 30, 2020, to (b) 3.25:1.00 for each  quarter beginning with the quarter ending December 31, 2020 through the quarter ending September 30, 2021, (c) 3.00:1.00 for each quarter beginning with the quarter ending December 31, 2021 through the quarter ending September 30, 2022 and (d) 2.75:1.00 for each  quarter beginning with the quarter ending December 31, 2022 and for each quarter thereafter.

In addition, the Fourth Amendment requires the Company, under certain circumstances, to secure not less than $5.0 million of equity or subordinated debt financing on or before February 28, 2019, which will be used to pay down the Cerberus Term Loan (the “Alternative Financing Requirement”). See Backstop Letter Agreement below.

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Financing Agreement and amendments thereto are summarized below (in thousands):

Description	Use of Proceeds	Origination Date	Interest Rate *	Quarterly Payments	Balance at December 31, 2018
Term Loan:
Financing Agreement	Phoenix acquisition	August 2015	9.00% to 9.28%	$1,610	$68,502
First Amendment	Color Optics acquisition	July 2016	9.00% to 9.28%	175	7,461
Third Amendment	Printing Components Business acquisition	October 2017	9.00% to 9.28%	151	6,403
Fourth Amendment	Working capital	November 2018	9.00% to 9.28%	114	4,865
			Totals	$2,050	$87,231
Line of Credit:
Cerberus/PNC Revolver (includes Second Amendment)	Working capital	August 2015	11.00% to 11.25%	$—	$15,607

*	Range of annual interest rates accrued during the three months ended December 31, 2018.

Interest payments are due in arrears on the first day of each month.  Quarterly principal payments are due on the last day of each fiscal quarter.  Annual principal payments equal to 75% of ALJ’s excess cash flow (“ECF”), as defined in the Financing Agreement, are due upon delivery of the annual audited financial statements.  During December 2018 and December 2017, ALJ made ECF payments of $0.3 million and $4.1 million, respectively.  During the three months ended December 31, 2018, ALJ made mandatory payments of $0.4 million as a result of receiving proceeds from sales of assets.  A final balloon payment is due on the Amended Maturity Date.  There is a prepayment penalty equal to 3%, 2%, and 1% if the Cerberus Term Loan is repaid within the first, second, and third year anniversary of the Fourth Amendment.  ALJ may make payments of up to $7.0 million against the loan with no penalty.

The Cerberus Debt is secured by substantially all the Company’s assets and imposes certain limitations on the Company, including its ability to incur debt, grant liens, initiate certain investments, declare dividends and dispose of assets.  The Cerberus Debt also requires ALJ to comply with certain debt covenants.  As of December 31, 2018, ALJ was in compliance with all debt covenants and had unused borrowing capacity of $6.4 million.

Backstop Letter Agreement

On November 28, 2018, in connection with the Fourth Amendment, the Company entered into a Backstop Letter Agreement with Jess Ravich, the Company’s Executive Chairman.  Pursuant to the Backstop Letter Agreement, Mr. Ravich will provide a “backstop” that would enable the Company to satisfy the Alternative Financing Requirement by agreeing, if the Company is unable to locate alternative financing on terms, conditions and timing reasonably acceptable to it, and if required by the Collateral Agent.  In consideration of Mr. Ravich entering into such backstop arrangement, the Company’s Audit Committee and independent directors reviewed, approved and agreed to a backstop fee package, pursuant to which the Company would (i) pay to Mr. Ravich’s trust a one-time backstop fee of $0.1 million, and (ii) if the purchase of such subordinated debt is required by the Collateral Agent and the Company has failed to secure a financing alternative more advantageous to the Company, issue to Mr. Ravich’s trust a five-year warrant (the “Warrant”) to purchase 1.5 million shares of ALJ common stock at an exercise price equal to the average closing price of the Company’s common stock as reported on The Nasdaq Stock Market for the 30 trading days preceding the warrant issuance date.

ALJ recorded the backstop fee and other fees incurred in connection with the Backstop Letter Agreement, which totaled approximately $0.1 million, as a current asset until the Company satisfies the Alternative Financing Requirement.

Loan Amendment Fees

ALJ accounted for the Fourth Amendment as a debt modification pursuant to ASC 470, Debt.  During the three months ended December 31, 2018 ALJ paid $0.6 million of legal and other fees of which $0.4 million were added to deferred loan costs and are being amortized to interest expense through the Amended Maturity Date.  The remaining $0.2 million were expensed to selling, general and administrative expense.

During the three months ended December 31, 2017, in connection with the Third Amendment to the Financing Agreement, ALJ paid legal and other fees totaling $0.3 million, which were added to deferred loan costs and are being amortized to interest expense through the Amended Maturity Date.

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Contingent Loan Costs

Pursuant to the second amendment to the Financing Agreement, ALJ is required to pay a fee in each of three consecutive annual periods commencing May 27, 2018, if at any time during each annual period there are any amounts outstanding on the Cerberus/PNC Revolver (“Contingent Payments”).   Such Contingent Payments become due and payable on the first day within each annual period there is an outstanding balance on the Cerberus/PNC Revolver.  During May 2018, ALJ paid the first Contingent Payment, which was added to deferred loan costs and is being amortized to interest expense through April 30, 2019.

Equipment Financing

In December 2018, Phoenix purchased a Heidelberg Press for $4.1 million pursuant to an equipment financing agreement (“Equipment Financing”).   The EFA term is 36 months, requires monthly principal and interest payments, accrues interest at 4.94% per year, and is secured by the Heidelberg Press.

Estimated Future Minimum Principal Payments

Estimated future minimum principal payments for the Cerberus Debt and Equipment Financing are as follows (in thousands):

Year Ending December 31,	Equipment Financing	Cerberus Debt		Total
2019	$1,177	$8,200		$9,377
2020	1,352	8,200		9,552
2021	1,531	8,200		9,731
2022	—	8,200		8,200
2023	—	70,038	*	70,038
Total	$4,060	$102,838		$106,898

*	The majority of this amount is the final balloon payment due on the Amended Maturity Date.

Capital Lease Obligations

Faneuil and Phoenix lease equipment under non-cancelable capital leases. As of December 31, 2018, future minimum payments under non-cancelable capital leases with initial or remaining terms of one year or more are as follows (in thousands):

Year Ending December 31,	Estimated Future Payments
2019	$2,918
2020	2,193
2021	728
2022	535
2023	498
Thereafter	71
Total minimum required payments	6,943
Less: current portion of capital lease obligations	(2,729)
Less: imputed interest	(418)
Capital lease obligations, less current portion	$3,796

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases real estate, equipment, and vehicles under non-cancellable operating leases. As of December 31, 2018, future minimum rental commitments under non-cancellable leases were as follows (in thousands):

Year Ending December 31,	Future Minimum Lease Payments
2019	$5,535
2020	4,643
2021	3,731
2022	2,880
2023	2,761
Thereafter	15,587
Total	$35,137

Employment Agreements

ALJ maintains employment agreements with certain key executive officers that provide for a base salary and an annual bonus, with annual bonus amounts to be determined by the Board of Directors.  The agreements also provide for termination payments, which includes base salary and performance bonus, stock options, non-competition provisions, and other terms and conditions of employment.  As of December 31, 2018, termination payments related to base salary totaled $1.2 million.

Surety Bonds

As part of Faneuil’s normal course of operations, certain customers require surety bonds guaranteeing the performance of a contract.  As of December 31, 2018, the face value of such surety bonds, which represents the maximum cash payments that Faneuil’s surety would be obligated to pay under certain circumstances of non-performance, was $29.3 million.  To date, Faneuil has not made any non-performance payments to any of its sureties.

Letters of Credit

The Company had letters of credit totaling $3.0 million outstanding as of December 31, 2018.

Leasehold Improvements

At December 31, 2018 Faneuil had commitments that totaled $2.5 million to buildout three new call centers.   Faneuil expects to complete all three call centers within the next 12 months.  See related accrued liabilities at Note 5.

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

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The matter was tried in a bench trial from April 30, 2018 through May 2, 2018.  On May 15, 2018, the Circuit Court for the City of Richmond, Virginia (the “Richmond Circuit Court”) issued its opinion, which dismissed both Faneuil’s complaint and 3M’s counterclaim with prejudice.  No monetary damages were awarded to either Faneuil or 3M.   As a result of the Richmond Circuit Court’s opinion, ALJ recorded a non-cash litigation loss of $2.9 million (the outstanding unreserved receivable from 3M), which was included with selling, general and administrative expense during the year ended September 30, 2018. Faneuil has filed an appeal of the Richmond Circuit Court’s judgment and the parties are briefing the merits of Faneuil’s appeal at this time.

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

McNeil, et al. v. Faneuil, Inc.

Tammy McNeil, a former Faneuil call center employee, filed a Fair Labor Standards Act collective action case against Faneuil in federal court in Newport News, Virginia in 2015.  The class action asserted various timekeeping and overtime violations, which Faneuil denied.  On June 6, 2017, the case was settled by the parties as part of a court-ordered mediation, for $0.3 million in damages, plus plaintiff’s attorney fees.  Because the parties could not agree on the dollar amount of plaintiff’s attorney fees, both parties agreed to allow the court to determine the amount.  The court awarded $0.7 million in attorney’s fees and overruled Faneuil’s objections to the recommendation of the magistrate judge relating to that amount.  Neither party appealed the decision.  All amounts were paid during ALJ’s fiscal year ended September 30, 2018.

Other Litigation

The Company has been named in, and from time to time may become named in, various other lawsuits or threatened actions that are incidental to our ordinary business. Litigation is inherently unpredictable. Any claims against the Company, whether meritorious or not, could be time-consuming, cause the Company to incur costs and expenses, require significant amounts of management time and result in the diversion of significant operational resources. The results of these lawsuits and actions cannot be predicted with certainty. The Company concluded as of December 31, 2018 that the ultimate resolution of these matters (including the matters described above) will not have a material adverse effect on the Company’s business, consolidated financial position, results of operations or cash flows.

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

9. EQUITY

Common Stock Activity during the Three Months Ended December 31, 2018

•

Retired 84,000 shares of common stock, which were received by ALJ as part of a settlement agreement related to Faneuil’s acquisition of certain customer management outsourcing business assets and liabilities (the “CMO Business”) in May 2017.  In connection with the settlement, ALJ recognized a $0.1 million gain during the three months ended December 31, 2018, which was included with disposal of assets and other gain on the statement of operations.

Common Stock Activity during the Three Months Ended December 31, 2017

ALJ’s common stock activity for the three months ended December 31, 2017 consisted of the following:

•	Sold 477,706 shares of common stock, at $3.14 per share, to two unaffiliated shareholders in connection with financing the Printing Components Business acquisition. See Note 3.

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

•	Issued 102,102 shares of common stock to members of ALJ’s Board of Directors as compensation. See “Common Stock Awards” below for further discussion.

Equity Incentive Plans

ALJ’s equity incentive plans are broad-based, long-term programs intended to attract and retain talented employees and align stockholder and employee interests.

Stock-Based Compensation.

The following table sets forth the total stock-based compensation expense included in selling, general and administrative expense on the statement of operations:

	Three Months Ended December 31,
(in thousands)	2018	2017
Stock options	$84	$191
Common stock awards	101	102
Total stock-based compensation expense	$185	$293

At December 31, 2018, ALJ had approximately $0.6 million of total unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of approximately 1.8 years.

Stock Option Awards.  ALJ did not grant any options during the three months ended December 31, 2018.  During the three months ended December 31, 2017, ALJ granted an option to purchase 10,000 shares of ALJ common stock with a total estimated fair value of less than $0.1 million.  ALJ estimated the fair value of the option on the grant date using the Black-Scholes valuation model under the following assumptions:  weighted average expected option life of 6.0 years, weighted average expected volatility of 48.4%, expected dividend yield of 0%, and weighted-average risk-free interest rate of 2.1%.

The “intrinsic value” of options is the excess of the value of ALJ stock over the exercise price of such options.  The total intrinsic value of options outstanding (of which all are vested) was less than $0.1 million at December 31, 2018.

Common Stock Awards.

Members of ALJ’s Board of Directors receive a director compensation package that includes an annual common stock award.  In connection with such awards, ALJ recorded stock-based compensation expense of $0.1 million for both the three months ended December 31, 2018 and 2017.

10. INCOME TAX

ALJ recorded a provision for income taxes for both the three months ended December 31, 2018 and 2017 as a result of generating state taxable income.  Additionally, ALJ’s provision for income taxes for the three months ended December 31, 2017 was impacted by the United States Tax Reform as discussed below.

United States Tax Reform

On December 22, 2017, the President of the United States signed and enacted into law H.R. 1 (the “Tax Reform Law”). The Tax Reform Law, effective for tax years beginning on or after January 1, 2018, resulted in significant changes to existing United States tax law, including various provisions that will impact ALJ.  Below is a summary of the provisions of the Tax Reform Law that management believes will be most impactful to ALJ.

Federal Corporate Tax Rate Reduction.  The Tax Reform Law reduces the federal corporate tax rate from 35% to 21% effective January 1, 2018. Pursuant to Section 15 of the Internal Revenue Code (“IRC”), ALJ will apply a blended corporate tax rate of 28.1%, which is based on the applicable tax rates before and after the Tax Reform Law and the number of days in ALJ’s initial tax year under the Tax Reform Law, which ends December 31, 2018. Subsequent to December 31, 2018, the federal corporate tax rate will be 21%.

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Interest Expense Limitation.  Effective January 1, 2018, the Tax Reform Law disallows the deduction for interest expense in excess of 30% of “adjusted taxable income” as defined by the IRC.

Bonus Depreciation.  The Tax Reform Law allows for the immediate deduction of 100% of eligible property placed in-service after September 27, 2017 and before January 1, 2023. For certain property with longer production periods, the 100% bonus depreciation is extended through December 31, 2023.

Alternative Minimum Tax.  Effective January 1, 2018, the Tax Reform Law eliminates the corporate alternative minimum tax (“AMT”) and provides for refunds of all remaining AMT credits.  The Company has evaluated its AMT carryover refund and continues to classify such refund as a deferred tax asset in the balance sheet at December 31, 2018.

Pursuant to ASC Topic 740-10, “Income Taxes,” ALJ recognized the effect of the Tax Reform Law on deferred tax assets and liabilities during its first fiscal quarter of 2018, which ended December 31, 2017.  As a result of the enacted reduction in the federal corporate income tax rate, ALJ recorded a one-time, non-cash increase to deferred income tax expense of $4.1 million to revalue ALJ’s net deferred tax asset.  The resulting $4.1 million decrease to ALJ’s net deferred tax asset was reasonably estimated and based on the tax rates at which they are expected to reverse in the future.  ALJ will continue to analyze the provisions of the Tax Reform Law to assess the impact to ALJ’s consolidated financial statements.

11. RELATED-PARTY TRANSACTIONS

Harland Clarke Holdings Corp. (“Harland Clarke”), a stockholder who owns ALJ shares in excess of five percent, has a contract with Faneuil to provide call center services for Harland Clarke’s banking-related products.  The contract renews annually every April.   Faneuil recognized revenue from Harland Clarke totaling $0.1 million for both the three months ended December 31, 2018 and 2017. The associated cost of revenue was $0.1 million for the both the three months ended December 31, 2018 and 2017.    All revenue from Harland Clarke contained similar terms and conditions as those found in other transactions of this nature entered into by Faneuil.  Total accounts receivable from Harland Clarke was less than $0.1 million at both December 31, 2018 and September 30, 2018.

12. REPORTABLE SEGMENTS AND GEOGRAPHIC INFORMATION

Reportable Segments

As discussed in Note 1, ALJ has organized its business along three reportable segments (Faneuil, Carpets, and Phoenix), together with a corporate group for certain support services.  ALJ’s operating segments are aligned on the basis of products, services, and industry.  The Chief Operating Decision Maker (“CODM”) is ALJ’s Executive Chairman. The CODM manages the business, allocates resources to, and assesses the performance of each operating segment using information about its net revenue and segment adjusted EBITDA.  ALJ defines segment adjusted EBITDA as segment net income (loss) before depreciation and amortization, interest expense, litigation loss, restructuring expenses, lease payments in anticipation of facility shutdown, loan amendment fees, stock-based compensation, acquisition-related expenses, disposal of fixed assets and other gain, provision for income taxes, and other non-recurring items.  Such amounts are detailed in our segment reconciliation below. The accounting policies for segment reporting are the same as for ALJ as a whole.

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following tables present ALJ’s segment information for the three months ended December 31, 2018 and 2017:

	Three Months Ended December 31, 2018
(in thousands)	Faneuil	Carpets	Phoenix	ALJ	Total
Net revenue	$55,202	$12,362	$26,220	$—	$93,784

Segment adjusted EBITDA	$4,946	$160	$4,221	$(721)	$8,606
Depreciation and amortization					(4,446)
Interest expense					(2,715)
Loan amendment fees					(201)
Lease payments in anticipation of facility shutdown					(186)
Stock-based compensation					(185)
Restructuring expenses					(85)
Acquisition-related expenses					(12)
Disposal of assets and other gain					223
Provision for income taxes					(288)
Net income					$711

	Three Months Ended December 31, 2017
(in thousands)	Faneuil	Carpets	Phoenix	ALJ	Total
Net revenue	$51,474	$16,650	$26,830	$—	$94,954

Segment adjusted EBITDA	$3,711	$(726)	$4,160	$(555)	$6,590
Depreciation and amortization					(4,833)
Interest expense					(2,660)
Restructuring expenses					(835)
Stock-based compensation					(293)
Acquisition-related expenses					(123)
Disposal of assets and other gain					207
Provision for income taxes					(3,371)
Net loss					$(5,318)

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

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition and cash flows. MD&A is organized as follows:

•	Overview. Discussion of our business and overall analysis of financial and other highlights affecting us to provide context for the remainder of MD&A.
•	Results of Operations. An analysis comparing our financial results for the three months ended December 31, 2018 to the three months ended December 31, 2017.
•

Liquidity and Capital Resources. An analysis comparing our cash flows for the three months ended December 31, 2018 to the three months ended December 31, 2017, and discussion of our financial condition and liquidity.

•	Contractual Obligations. Discussion of contractual obligations as of December 31, 2018.
•	Off-Balance Sheet Arrangements. Discussion of off-balance sheet arrangements as of December 31, 2018.
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

We continue to see our business evolve as we execute our strategy of buying attractively valued assets, such as the acquisition of the Printing Components Business by Phoenix in October 2017, the acquisition of the CMO Business by Faneuil in May 2017, and the acquisition of Color Optics by Phoenix in July 2016.  In analyzing the financial impact of any potential acquisition, we focus on earnings, operating margin, cash flow and return on invested capital targets. We hire successful and experienced management teams to run each of our operating companies and incentivize them to drive higher profits. We are focused on increasing our net revenue at each of our operating subsidiaries by investing in sales and marketing, expanding into new products and markets, and evaluating and executing on tuck-in acquisitions, while continually examining our cost structures to drive higher profits.

Three Months Ended December 31, 2018 Compared to Three Months Ended December 31, 2017

The following table sets forth certain condensed consolidated statements of operations data as a percentage of net revenue for each period as follows:

	Three Months Ended December 31, 2018		Three Months Ended December 31, 2017
		% of		% of
(in thousands, except per share amounts)	Dollars	Net Revenue	Dollars	Net Revenue
Net revenue (1)
Faneuil	$55,202	58.9%	$51,474	54.2%
Carpets	12,362	13.2	16,650	17.5
Phoenix	26,220	27.9	26,830	28.3
Consolidated net revenue	93,784	100.0	94,954	100.0
Cost of revenue (2)
Faneuil	42,648	77.3	40,219	78.1
Carpets	9,816	79.4	13,803	82.9
Phoenix (3)	20,363	77.7	20,888	77.9
Consolidated cost of revenue	72,827	77.7	74,910	78.9
Selling, general and administrative expense (2)
Faneuil	7,808	14.1	7,544	14.7
Carpets	2,386	19.3	3,573	21.5
Phoenix	3,067	11.7	4,139	15.4
ALJ	918	—	848	—
Consolidated selling, general and administrative expense	14,179	15.1	16,104	17.0
Depreciation and amortization (2)
Faneuil	2,494	4.5	2,576	5.0
Carpets	229	1.9	219	1.3
Phoenix (4)	564	2.2	639	2.4
Consolidated depreciation and amortization expense	3,287	3.5	3,434	3.6
Disposal of assets and other gain (5)	(223)	(0.2)	(207)	(0.2)
Total consolidated operating expenses (5)	90,070	96.0	94,241	99.2
Consolidated operating income	3,714	4.0	713	0.8
Interest expense (5)	(2,715)	(2.9)	(2,660)	(2.8)
Provision for income taxes (5)	(288)	(0.3)	(3,371)	(3.6)
Net income (loss) (5)	$711	0.8	$(5,318)	(5.6)
Basic earnings (loss) per share of common stock	$0.02		$(0.14)
Diluted earnings (loss) per share of common stock	$0.02		$(0.14)

(1)	Percentage is calculated as segment net revenue divided by consolidated net revenue.
(2)	Percentage is calculated as a percentage of the respective segment net revenue.
(3)	Includes depreciation expense of $1.2 million and $1.4 million for the three months ended December 31, 2018 and 2017, respectively.
(4)

Primarily amortization of intangible assets.  Total depreciation and amortization expense for Phoenix, including depreciation expense captured in cost of revenue, was $1.7 million and $2.0 million for the three months ended December 31, 2018 and 2017, respectively.

(5)	Percentage is calculated as a percentage of consolidated net revenue.

Net Revenue

	Three Months Ended December 31,
(in thousands)	2018	2017	$ Change	% Change
Faneuil	$55,202	$51,474	$3,728	7.2%
Carpets	12,362	16,650	(4,288)	(25.8)
Phoenix	26,220	26,830	(610)	(2.3)
Consolidated net revenue	$93,784	$94,954	$(1,170)	(1.2)%

Faneuil Net Revenue

Faneuil net revenue for the three months ended December 31, 2018 was $55.2 million, an increase of $3.7 million, or 7.2%, compared to net revenue of $51.5 million for the three months ended December 31, 2017.  The increase was mainly attributable to a $4.0 million increase from new customers and a $0.2 million increase in existing customers, offset by a $0.5 million decrease driven by the completion of customer contracts.

The following table reflects the amount of Faneuil’s backlog, which represents multi-year contract deliverables, by the year Faneuil expects to recognize such net revenue:

	As of December 31,
(in millions)	2018	2017
Within one year	$158.1	$97.8
Between one year and two years	101.3	81.1
Between two years and three years	25.7	68.5
Between three years and four years	15.0	16.7
Thereafter	1.3	10.5
Total Faneuil backlog	$301.4	$274.6

Carpets Net Revenue

Carpets net revenue for the three months ended December 31, 2018 was $12.4 million, a decrease of $4.3 million, or 25.8%, compared to net revenue of $16.7 million for the three months ended December 31, 2017.  The decrease was primarily attributable to lower sales volumes in cabinets, flooring, and granite.

Carpets backlog represents open purchase orders.  Carpets total contract backlog, which is expected to be fully realized within the next 12 months, as of December 31, 2018 was $11.6 million compared to $17.3 million as of December 31, 2017.  The decrease in Carpets backlog at December 31, 2018, compared to December 31, 2017, was the result of a strategic decision to only accept jobs that yield a targeted profit margin.

Phoenix Net Revenue

Phoenix net revenue for the three months ended December 31, 2018 was $26.2 million, a decrease of $0.6 million, or 2.3%, compared to net revenue of $26.8 million for the three months ended December 31, 2017.  The decrease was a result of lower book volumes and planned lower packaging sales.

The following table reflects the amount of Phoenix’s backlog, which represents executed contracts that contain minimum volume commitments over multiple years for future product deliveries, by the year Phoenix expects to recognize such net revenue:

	As of December 31,
(in millions)	2018	2017
Within one year	$70.8	$71.6
Between one year and two years	55.7	57.1
Between two years and three years	24.5	39.4
Between three years and four years	14.6	10.0
Thereafter	–	10.0
Total Phoenix backlog	$165.6	$188.1

For further discussion of our subsidiaries’ backlog, see “Part II, Item 1A. Risk Factors - Risks Related to our Business Generally and our Common Stock - We may not receive the full amounts estimated under the contracts in our backlog, which could reduce our net revenue in future periods below the levels anticipated. This makes backlog an uncertain indicator of future operating results.”

Cost of Revenue

	Three Months Ended December 31,
(in thousands)	2018	2017	$ Change	% Change
Faneuil	$42,648	$40,219	$2,429	6.0%
As a percentage of net revenue	77.3%	78.1%
Carpets	9,816	13,803	(3,987)	(28.9)
As a percentage of net revenue	79.4%	82.9%
Phoenix	20,363	20,888	(525)	(2.5)
As a percentage of net revenue	77.7%	77.9%
Consolidated cost of revenue	$72,827	$74,910	$(2,083)	(2.8)%

Faneuil Cost of Revenue

Faneuil cost of revenue for the three months ended December 31, 2018 was $42.6 million, an increase of $2.4 million, or 6.0%, compared to cost of revenue of $40.2 million for the three months ended December 31, 2017.  The absolute dollar increase in cost of revenue was a direct result of the increased net revenue.  During the three months ended December 31, 2018, as compared to the three months ended December 31, 2017, cost of revenue as a percentage of segment net revenue decreased slightly to 77.3% from 78.1% in the normal course of business.

Carpets Cost of Revenue

Carpets cost of revenue for the three months ended December 31, 2018 was $9.8 million, a decrease of $4.0 million, or 28.9%, compared to cost of revenue of $13.8 million for the three months ended December 31, 2017.  The absolute dollar decrease in cost of revenue was mainly attributable to decreased net revenue.  During the three months ended December 31, 2018, as compared to the three months ended December 31, 2017, cost of revenue as a percentage of segment net revenue decreased to 79.4% from 82.9% as a result of the aforementioned strategic decision to only accept jobs that yield a targeted profit margin, and process improvements and cost reductions throughout the organization.

Phoenix Cost of Revenue

Phoenix cost of revenue for the three months ended December 31, 2018 was $20.4 million, a decrease of $0.5 million, or 2.5% compared to cost of revenue of $20.9 million for the three months ended December 31, 2017.  The absolute dollar decrease in cost of revenue was mainly attributable to decreased net revenue.  During the three months ended December 31, 2018, as compared to the three months ended December 31, 2017, cost of revenue as a percentage of segment net revenue decreased slightly at 77.7% and 77.9%, respectively.  Phoenix experiences normal fluctuations to cost of revenue as a percentage of net revenue as a result of changes to the mix of products sold.

Selling, General and Administrative Expense

	Three Months Ended December 31,
(in thousands)	2018	2017	$ Change	% Change
Faneuil	$7,808	$7,544	$264	3.5%
Carpets	2,386	3,573	(1,187)	(33.2)
Phoenix	3,067	4,139	(1,072)	(25.9)
ALJ	918	848	70	8.3
Consolidated selling, general and administrative expense	$14,179	$16,104	$(1,925)	(12.0)%

Faneuil Selling, General and Administrative Expense

Faneuil selling, general and administrative expense for the three months ended December 31, 2018 was $7.8 million, an increase of $0.3 million, or 3.5%, compared to selling, general and administrative expense of $7.5 million for the three months ended December 31, 2017.  The increase was primarily attributable to legal fees associated with increased debt to fund customer call center buildouts.  During the three months ended December 31, 2018 compared to the three months ended December 31, 2017, selling, general and administrative expense as a percentage of segment net revenue decreased to 14.1% from 14.7%.  Certain selling, general and administrative expenses do not fluctuate directly with net revenue.  As such, we expect selling, general and administrative expense as a percentage of net revenue to fluctuate.

Carpets Selling, General and Administrative Expense

Carpets selling, general and administrative expense was $2.4 million for the three months ended December 31, 2018, a decrease of $1.2 million, or 33.2%, compared to selling, general and administrative expense of $3.6 million for the three months ended December 31, 2017.  The decrease was primarily attributable to process improvements and cost reductions throughout the organization.  Selling, general and administrative expense as a percentage of segment net revenue decreased to 19.3% for the three months ended December 31, 2018 from 21.5% for the three months ended December 31, 2017, which was also attributable to process improvements and cost reductions offset by the reduction to net revenues.  Certain selling, general and administrative expenses do not fluctuate directly with net revenue.  As such, we expect selling, general and administrative expense as a percentage of net revenue to fluctuate.

Phoenix Selling, General and Administrative Expense

Phoenix selling, general and administrative expense for the three months ended December 31, 2018 was $3.1 million, a decrease of $1.1 million, or 25.9%, compared to selling, general and administrative expense of $4.1 million for the three months ended December 31, 2017. The decrease was mainly attributable to the completion of the process to consolidate manufacturing facilities during the three months ended December 31, 2018.  Additionally, the three months ended December 31, 2017 included non-recurring acquisition-related legal expenses and restructuring expenses related to the Printing Components Business acquisition.  Selling, general and administrative expense as a percentage of segment net revenue decreased to 11.7% for the three months ended December 31, 2018 from 15.4% for the three months ended December 31, 2017, which was mainly attributable to the relocation and restructuring expense incurred during the three months ended December 31, 2017.  Certain selling, general and administrative expenses do not directly correlate with fluctuations in Phoenix net revenue.  As such, we expect selling, general and administrative expense as a percentage of net revenue to fluctuate.

ALJ Selling, General and Administrative Expense

ALJ selling, general and administrative expense for the three months ended December 31, 2018 was $0.9 million, an increase of $0.1 million, or 8.3%, compared to selling, general and administrative expense of $0.8 million for the three months ended December 31, 2017. The increase was primarily attributable to the hiring of additional personnel to support our business and our strategy of acquisitions.  We expect selling, general and administrative expense to fluctuate in the future as we comply with SEC reporting requirements and regulations and allocate certain expenses to our subsidiaries.

Depreciation and Amortization Expense

	Three Months Ended December 31,
(in thousands)	2018	2017	$ Change	% Change
Faneuil	$2,494	$2,576	$(82)	(3.2)%
Carpets	229	219	10	4.6
Phoenix	564	639	(75)	(11.7)
Consolidated depreciation and amortization expense	$3,287	$3,434	$(147)	(4.3)%

Faneuil Depreciation and Amortization Expense

Faneuil depreciation and amortization expense for the three months ended December 31, 2018 was $2.5 million, a decrease of $0.1 million, or 3.2%, compared to depreciation and amortization expense of $2.6 million for the three months ended December 31, 2017.  Although Faneuil has three new customer call center buildouts in process, Faneuil will not start depreciating the related assets until the customer call centers are completed.  Faneuil expects future depreciation and amortization expense to increase as the call center buildouts are completed and depreciation begins.  Because certain Faneuil contracts require unique capital investments such as lease buildouts, Faneuil depreciation and amortization expense is impacted by the timing of new contracts and the completion of existing contracts.

Carpets Depreciation and Amortization Expense

Carpets depreciation and amortization expense was flat at $0.2 million for both the three months ended December 31, 2018 and 2017.

Phoenix Depreciation and Amortization Expense

Phoenix depreciation and amortization expense consists primarily of amortization of acquisition-related intangible assets.  Depreciation and amortization expense remained relatively unchanged at $0.6 million for both the three months ended December 31, 2018 and 2017.

Interest Expense

Interest expense for both the three months ended December 31, 2018 and 2017 was $2.7 million.  Interest expense was impacted by increased interest rates, increased weighted-average outstanding balance on our line of credit and the $5.0 million increase to our term loan, which were both used to fund Faneuil’s call center buildouts and other working capital requirements, partially offset by reduced interest resulting from quarterly principal payments.

Provision for Income Taxes

Our provision for income taxes was $0.3 million for the three months ended December 31, 2018 compared to $3.4 million for the three months ended December 31, 2017.  The three months ended December 31, 2017 reflected a one-time revaluation of deferred tax assets, which was the result of new tax reform legislation enacted on December 22, 2017 (the “Tax Reform Law”).

Segment Adjusted EBITDA

Segment adjusted EBITDA is a financial measure used by our management and chief operating decision maker (“CODM”) to manage the business, allocate resources, and assess the performance of each operating segment.  ALJ defines segment adjusted EBITDA as segment net income (loss) before depreciation and amortization, interest expense, litigation loss, restructuring expenses, lease payments in anticipation of facility shutdown, loan amendment fees, stock-based compensation, acquisition-related expenses, disposal of fixed assets and other gain, provision for income taxes, and other non-recurring items.  The following table summarizes segment adjusted EBITDA.

	Three Months Ended December 31,
(in thousands)	2018	2017	$ Change	% Change
Faneuil	$4,946	$3,711	$1,235	33.3%
Carpets	160	(726)	886	122.0
Phoenix	4,221	4,160	61	1.5
ALJ	(721)	(555)	(166)	(29.9)
Segment adjusted EBITDA	$8,606	$6,590	$2,016	30.6%

Faneuil Segment Adjusted EBITDA

Faneuil segment adjusted EBITDA for the three months ended December 31, 2018 was $4.9 million compared to segment adjusted EBITDA of $3.7 million for the three months ended December 31, 2017.  Faneuil segment adjusted EBITDA for the three months ended December 31, 2018 was positively impacted by new contract awards and increased volume from existing customers.

Carpets Segment Adjusted EBITDA

Carpets segment adjusted EBITDA for the three months ended December 31, 2018 was $0.2 million compared to segment adjusted EBITDA loss of ($0.7) million for the three months ended December 31, 2017.   Carpets segment adjusted EBITDA for the three months ended December 31, 2018 was positively impacted by process improvements and cost reductions.

Phoenix Segment Adjusted EBITDA

Phoenix segment adjusted EBITDA for the both the three months ended December 31, 2018 and 2017 was $4.2 million.  Phoenix segment adjusted EBITDA for the three months ended December 31, 2018 was impacted by the decrease in net revenue, offset by the decrease to selling, general and administrative expenses resulting from consolidating printing facilities.

ALJ Segment Adjusted EBITDA

ALJ segment adjusted EBITDA for the three months ended December 31, 2018 was $(0.7) million compared to segment adjusted EBITDA of $(0.6) million for the three months ended December 31, 2017.  ALJ segment adjusted EBITDA for three months ended December 31, 2018 was impacted by increased headcount.

Segment adjusted EBITDA is not considered a non-GAAP measure because we include segment adjusted EBITDA in our segment disclosures in accordance with the Accounting Standards Codification Topic 280 – Segment Reporting.  See “Part I, Item 1. Financial Statement – Note 12. Reportable Segments and Geographic Information.”  As such, we do not provide a reconciliation from net income (loss) to segment adjusted EBITDA.

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

Liquidity and Capital Resources

Historically, our principal sources of liquidity have been cash provided by operations and borrowings under various debt arrangements.  At December 31, 2018, our principal sources of liquidity included cash and cash equivalents of $2.2 million and an available borrowing capacity of $6.4 million on our line of credit.  Our principal uses of cash have been for acquisitions and to pay down debt.  We anticipate these uses will continue to be our principal uses of liquidity in the future.

Global financial and credit markets have been volatile in recent years, and future adverse conditions of these markets could negatively affect our ability to secure funds or raise capital at a reasonable cost or at all.  For additional discussion of our various debt arrangements see Contractual Obligations below.

In summary, our cash flows for each period were as follows:

	Three Months Ended December 31,
(in thousands)	2018	2017
Cash used for operating activities	$(2,169)	$(3,692)
Cash used for investing activities	(5,575)	(9,637)
Cash provided by financing activities	7,912	9,726
Change in cash and cash equivalents	$168	$(3,603)

We recognized net income of $0.7 million for the three months ended December 31, 2018 and used cash of $2.2 million for operating activities and $5.6 million for investing activities, offset by $7.9 million cash provided by financing activities.

We recognized net loss of $5.3 million for the three months ended December 31, 2017, used cash of $3.7 million for operating activities and $9.6 million for investing activities, offset by $9.7 million cash provided by financing activities.

Operating Activities

Cash used by operating activities of $2.2 million during the three months ended December 31, 2018 was the result of $0.7 million net income, $4.7 million addback of net non-cash expenses, and $7.6 million of net cash used for changes in operating assets and liabilities.  The most significant components of net non-cash expenses were depreciation and amortization expense of $4.4 million, stock-based compensation of $0.2 million, and amortization of deferred loan costs of $0.2 million, offset by $0.2 million of disposal of assets and other gain (loss), net.  The most significant components of changes in operating assets and liabilities included accounts receivable of $7.9 million, prepaid expenses, collateral deposits, and other current assets of $1.2 million, and deferred revenue and customer deposits of $1.1 million, which used cash, offset by accounts payable of $1.2 million and accrued expenses of $1.5 million, which provided cash.

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

Investing Activities

For the three months ended December 31, 2018, our investing activities used $5.6 million of cash, of which $1.0 million was the final payment for our Printing Components Business acquisition, $3.9 million was used to purchase equipment, software and leasehold improvements for Faneuil’s new and existing customers, and $1.0 million was used to purchase capital equipment in the normal course of operations, partially offset by $0.3 million proceeds received from the sale of equipment.

For the three months ended December 31, 2017, our investing activities used $9.6 million, of which $9.0 million was for our Printing Components Business acquisition, and $1.0 million was to purchase capital equipment in the normal course of operations, offset by $0.3 million cash proceeds from the sale of assets.

Financing Activities

For the three months ended December 31, 2018, our financing activities provided $7.9 million of cash. Proceeds from our line of credit and term loan provided $6.9 million and $5.0 million, respectively.  Financing activities which used cash included $2.7 million to pay down our term loan, $0.8 million for capital lease payments, and $0.4 million for debt issuance costs.

For the three months ended December 31, 2017, our financing activities provided $9.7 million of cash. Proceeds from our line of credit provided $8.2 million, proceeds from our term loan provided $7.5 million, and the issuance of common stock provided $1.5 million. Proceeds from the term loan and issuance of common stock were used to fund our Printing Components Business acquisition discussed above. Financing activities which used cash include $6.4 million to pay down our term loan, $0.7 million for capital lease payments, and $0.3 million for debt and stock issuance costs.

Contractual Obligations

The following table summarizes our significant contractual obligations at December 31, 2018, and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments due by Period
		Less Than	One – Three	Four – Five	More than Five
(in thousands)	Total	One Year	Years	Years	Years
Term loan(1)	$87,231	$8,200	$24,600	$54,431	$—
Operating lease obligations(2)	35,137	5,535	11,254	18,348	—
Line of credit(1)	15,607	—	—	15,607	—
Capital lease obligations(1)	6,525	2,729	3,259	537	—
Equipment financing agreement(1)	4,060	1,177	2,883	—	—
Leasehold improvement obligations(2)	2,500	2,500	—	—	—
Other liabilities (3)	2,176	891	1,285	—	—
Total contractual cash obligations(4)	$153,236	$21,032	$43,281	$88,923	$—

(1)	Refer to “Part I, Item 1. Financial Statements – Note 7. Debt.”
(2)	Refer to “Part I, Item 1. Financial Statements – Note 8. Commitments and Contingencies.”
(3)

Amounts represent future cash payments to satisfy our short- and long-term workers’ compensation reserve and other long-term liabilities recorded on our consolidated balance sheets.  It excludes deferred revenue and non-cash items.

(4)	Total excludes contractual obligations already recorded on our consolidated balance sheets as current liabilities, except for the short-term portions of our term loan, equipment financing agreement, and workers’ compensation reserve.

Off-Balance Sheet Arrangements

As of December 31, 2018, we had two types of off-balance sheet arrangements.

Surety Bonds.  As part of Faneuil’s normal course of operations, certain customers require surety bonds guaranteeing the performance of a contract.  As of December 31, 2018, the face value of such surety bonds, which represents the maximum cash payments that Faneuil would have to make under certain circumstances of non-performance, was approximately $29.3 million.

Letters of Credit.  ALJ had letters of credit totaling $3.0 million outstanding as of December 31, 2018.

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

For a complete summary of our significant accounting policies, please refer to Note 2, “Summary of Significant Accounting Policies,” included with our audited financial statements and notes thereto for the years ended September 30, 2018 and 2017, filed with the Securities and Exchange Commission on December 17, 2018.  There were no material changes to significant accounting policies during the three months ended December 31, 2018.

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

The matter was tried in a bench trial from April 30, 2018 through May 2, 2018.  On May 15, 2018, the Circuit Court for the City of Richmond, Virginia (the “Richmond Circuit Court”) issued its opinion, which dismissed both Faneuil’s complaint and 3M’s counterclaim with prejudice.  No monetary damages were awarded to either Faneuil or 3M.   As a result of the Richmond Circuit Court’s opinion, ALJ recorded a non-cash litigation loss of $2.9 million (the outstanding unreserved receivable from 3M), which was included with selling, general and administrative expense during the year ended September 30, 2018. Faneuil has filed an appeal of the Richmond Circuit Court’s judgment and the parties are briefing the merits of Faneuil’s appeal at this time.

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

Other Litigation

The Company has been named in, and from time to time may become named in, various other lawsuits or threatened actions that are incidental to our ordinary business. Litigation is inherently unpredictable. Any claims against the Company, whether meritorious or not, could be time-consuming, cause the Company to incur costs and expenses, require significant amounts of management time and result in the diversion of significant operational resources. The results of these lawsuits and actions cannot be predicted with certainty.  The Company concluded as of December 31, 2018 that the ultimate resolution of these matters (including the matters described above) will not have a material adverse effect on the Company’s business, consolidated financial position, results of operations or cash flows.

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

Faneuil derives a substantial portion of its revenue from a relatively small number of customers. For additional information regarding Faneuil customer concentrations, see “Part I, Item 1. Financial Statements – Note 4. Concentration Risks.”  We expect the largest customers of Faneuil to continue to account for a substantial portion of its total net revenue for the foreseeable future. Faneuil has long-standing relationships with many of its significant customers. However, because Faneuil customers generally contract for specific projects or programs with a finite duration, Faneuil may lose these customers if funding for their respective programs is discontinued, or if their projects end and the contracts are not renewed or replaced. The loss or reduction of, or failure to renew or replace, any significant contracts with any of these customers could materially reduce Faneuil revenue and cash flows. Additionally, many Faneuil customers are government entities, which can unilaterally terminate or modify the existing contracts with Faneuil without cause and penalty to such government entities in many situations. If Faneuil does not replace them with other customers or other programs, the loss of business from any one of such customers could have a material adverse effect on its business or results of operations.

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

If terrorist activities, armed conflicts, political instability or natural disasters, including climate change related events, occur in the United States or other locations, such events may negatively affect Faneuil operations, cause general economic conditions to deteriorate or cause demand for Faneuil services, many of which depend on travel, to decline. A prolonged economic slowdown or recession could reduce the demand for Faneuil services, and consequently, negatively affect Faneuil’s future sales and profits. Any of these events could have a significant effect on Faneuil’s business, financial condition or results of operations.

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

Carpets sources, stocks and sells products from vendors, and its ability to fulfill their orders reliably and efficiently is critical to its business success. Its ability to continue to identify and develop relationships with qualified suppliers who can satisfy its standards for quality and the need to access products in a timely, efficient and cost-effective manner is a significant challenge. The ability to access products can also be adversely affected by political instability, the financial instability of suppliers, suppliers’ noncompliance with applicable laws, trade restrictions, tariffs, currency exchange rates, supply disruptions, weather conditions, natural disasters, including climate change related events, shipping or logistical interruptions or costs and other factors beyond its control. If these vendors fail or are unable to perform as expected and Carpets is unable to replace them quickly, its business could be adversely affected, at least temporarily, until it can do so, and potentially, in some cases, permanently.

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

Additionally, Phoenix purchases certain limited grades of paper to produce book and component products. If Phoenix’s suppliers reduce their supplies or discontinue these grades of paper, Phoenix may be unable to fulfill its contract obligations, which could have a material adverse effect on its business.  See “Part I, Item 1. Financial Statements – Note 4. Concentration Risks.”

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

Any disruption at a Phoenix production facility could adversely affect its results of operations.

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

As of December 31, 2018, $102.8 million of our current borrowings under the Cerberus Term Loan, Cerberus/PNC Revolver, and potential future borrowings are, and may continue to be, at variable rates of interest, tied to LIBOR or the Prime Rate of interest, thus exposing us to interest rate risk. Such rates tend to fluctuate based on general economic conditions, general interest rates, Federal Reserve rates and the supply of and demand for credit in the relevant interbanking market. In recent years, the Fed has incrementally raised the target range for the federal funds rate, with additional increases expected to come over the next year. Increases in the interest rate generally, and particularly when coupled with any significant variable rate indebtedness, could materially adversely impact our interest expenses. If interest rates continue increasing, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. For example, if interest rates increased in the future by 100 basis points, based on our current borrowings as of December 31, 2018, we would incur approximately an additional $1.0 million per year in interest expense.

We may not receive the full amounts estimated under the contracts in our backlog, which could reduce our revenue in future periods below the levels anticipated. This makes backlog an uncertain indicator of future operating results.

As of December 31, 2018, each of our subsidiaries had a significant backlog.  Our backlog is typically subject to large variations from quarter to quarter and comparisons of backlog from period to period are not necessarily indicative of future revenue. The contracts comprising our backlog may not result in actual revenue in any particular period or at all, and the actual revenue from such contracts may differ from our backlog estimates. The timing of receipt of revenue, if any, for projects included in backlog could change because many factors affect the scheduling of projects. In certain instances, customers may have the right to cancel, reduce or defer amounts that we have in our backlog, which could negatively affect our future revenue.  The failure to realize all amounts in our backlog could adversely affect our revenue and gross margins. As a result, our subsidiaries’ backlog as of any particular date may not be an accurate indicator of our future revenue or earnings.

Account data breaches involving stored data, or the misuse of such data could adversely affect our reputation, performance, and financial condition.

We and each of our subsidiaries provide services that involve the storage of non-public information. Cyber-attacks designed to gain access to sensitive information are constantly evolving, and high-profile electronic security breaches leading to unauthorized releases of sensitive information have occurred recently at several major U.S. companies, including several large retailers, despite widespread recognition of the cyber-attack threat and improved data protection methods. Any breach of the systems on which sensitive data and account information are stored or archived and any misuse by our employees, by employees of data archiving services or by other unauthorized users of such data could lead to damage to our reputation, claims against us and other potential increases in costs. If we are unsuccessful in defending any lawsuit involving such data security breaches or misuse, we may be forced to pay damages, which could materially and adversely affect our profitability and financial condition. Also, damage to our reputation stemming from such breaches could adversely affect our prospects. As the regulatory environment relating to companies’ obligations to protect such sensitive data becomes stricter, a material failure on our part to comply with applicable regulations could subject us to fines or other regulatory sanctions.

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

Our executive officers and directors and their affiliated entities together beneficially own a majority of our outstanding common stock, and our Executive Chairman owns approximately 37.2% of our outstanding common stock as of December 31, 2018. As a result, these stockholders, if they act together or in a block, could have significant influence over most matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions, even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

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

Your share ownership may be diluted by the issuance of additional shares of our common or preferred stock or securities convertible into common or preferred stock in the future. As of December 31, 2018, a total of 1,654,000 shares of our common stock are issuable pursuant to outstanding options issued by us at a weighted-average exercise price of $3.39.  It is probable that options to purchase our common stock will be exercised during their respective terms if the fair market value of our common stock exceeds the exercise price of the particular option. If the stock options are exercised, your share ownership will be diluted.  Additionally, options to purchase up to 1,280,000 shares of ALJ common stock are available for grant under our existing equity compensation plans as of December 31, 2018.

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

Climate change related events may have a long-term impact on our business.

While we seek to mitigate our business risks associated with climate change, we recognize that there are inherent climate related risks wherever business is conducted. Access to clean water and reliable energy in the communities where we conduct our business is a priority. Any of our locations may be vulnerable to the adverse effects of climate change. Climate related events have the potential to disrupt our business, including the business of our customers, and may cause us to experience higher attrition, losses and additional costs to resume operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

None.

Item 6 – Exhibits

Exhibit Number	Description of Exhibit	Method of Filing

3.1	Restated Certificate of Incorporation of ALJ Regional Holdings, Inc. as filed with the Secretary of State of the State of Delaware on August 17, 2018	Incorporated by reference to Exhibit 3.5 to Form 10-K as filed on December 17, 2018

3.2	Certificate of Ownership and Merger of YouthStream Media Networks, Inc. as filed with the Secretary of State of the State of Delaware on October 23, 2006	Incorporated by reference to Exhibit 3.3 to Form 10-12B as filed on February 2, 2016

3.3	Restated Bylaws of ALJ Regional Holdings, Inc., dated as of May 11, 2009	Incorporated by reference to Exhibit 3.4 to Form 10-12B as filed on February 2, 2016

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")	Filed herewith

31.2	Certification of Chief Financial Officer and Principal Accounting Officer pursuant to Rule 13a-14(a) of the Exchange Act	Filed herewith

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

ALJ Regional Holdings, Inc.

Date: February 11, 2019
/s/ Jess Ravich
Jess Ravich
Executive Chairman
(Principal Executive Officer)

Date: February 11, 2019
/s/ Brian Hartman
Brian Hartman
Chief Financial Officer
(Principal Financial Officer)