Form 10-Q
period 2019-03-31
ALJ REGIONAL HOLDINGS INC
filed 2019-05-13
CIK 1438731

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission File Number: 001-37689

ALJ REGIONAL HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	13-4082185
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

244 Madison Avenue, PMB #358

New York, NY 10016

(Address of principal executive offices, Zip code)

(888) 486-7775

(Registrant’s telephone number, including area code)

Title of class of registered securities Common Stock, par value $0.01 per share	Ticker Symbol ALJJ	Name of exchange on which registered NASDAQ

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

The number of shares of common stock, $0.01 par value per share, outstanding as of April 30, 2019 was 38,026,435.

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

ALJ REGIONAL HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2019

PART I.  FINANCIAL INFORMATION

Item 1 - Financial Statements

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	March 31,	September 30,
	2019	2018
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,541	$2,000
Accounts receivable, net of allowance for doubtful accounts of $131 ($208 at September 30, 2018)	38,393	46,383
Inventories, net	7,383	7,656
Prepaid expenses and other current assets	5,548	5,504
Assets held for sale	—	222
Total current assets	58,865	61,765
Property and equipment, net	72,540	60,162
Goodwill	56,372	56,372
Intangible assets, net	39,760	42,400
Collateral deposits, less current portion	695	695
Deferred tax asset, net	7,643	7,639
Other assets	1,828	2,435
Total assets	$237,703	$231,468
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,851	$12,692
Accrued expenses	16,607	14,371
Income taxes payable	72	204
Deferred revenue and customer deposits	2,096	3,179
Current portion of term loans, net of deferred loan costs	9,063	8,595
Current portion of capital lease obligations	2,510	2,909
Current portion of workers’ compensation reserve	930	1,000
Other current liabilities	7	1,003
Total current liabilities	42,136	43,953
Line of credit, net of deferred loan costs	10,443	8,594
Term loans, less current portion, net of deferred loan costs	78,187	74,795
Deferred revenue, less current portion	856	1,374
Workers’ compensation reserve, less current portion	1,290	1,508
Capital lease obligations, less current portion	3,243	4,427
Other non-current liabilities	8,866	5,289
Total liabilities	145,021	139,940
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $0.01 par value; authorized – 100,000 shares; 38,026 and 38,111 shares issued and outstanding at March 31, 2019 and September 30, 2018, respectively	380	381
Additional paid-in capital	279,596	279,575
Accumulated deficit	(187,294)	(188,428)
Total stockholders’ equity	92,682	91,528
Total liabilities and stockholders’ equity	$237,703	$231,468

See accompanying notes

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share amounts)

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
Net revenue	$87,996	$95,105	$181,780	$190,059
Costs and expenses:
Cost of revenue	67,739	74,239	140,566	149,149
Selling, general and administrative expense	17,007	18,822	34,473	38,360
Disposal of assets and other gain	—	(25)	(223)	(232)
Total operating expenses	84,746	93,036	174,816	187,277
Operating income	3,250	2,069	6,964	2,782
Other expense:
Interest expense, net	(2,625)	(2,793)	(5,340)	(5,453)
Total other expense	(2,625)	(2,793)	(5,340)	(5,453)
Income (loss) before income taxes	625	(724)	1,624	(2,671)
(Provision) benefit for income taxes	(202)	384	(490)	(2,987)
Net income (loss)	$423	$(340)	$1,134	$(5,658)
Basic earnings (loss) per share of common stock	$0.01	$(0.01)	$0.03	$(0.15)
Diluted earnings (loss) per share of common stock	$0.01	$(0.01)	$0.03	$(0.15)
Weighted average shares of common stock outstanding:
Basic	38,026	37,911	38,037	37,742
Diluted	38,076	37,911	38,087	37,742

See accompanying notes

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Six Months Ended March 31,
	2019	2018
Operating activities
Net income (loss)	$1,134	$(5,658)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization - cost of revenue	2,224	2,794
Depreciation and amortization - selling, general and administrative expense	7,059	6,889
Stock-based compensation expense	371	563
Provision for bad debts and obsolete inventory	77	305
Deferred income taxes	(4)	2,774
Disposal of assets and other gain	(223)	(232)
Amortization of deferred loan costs	398	691
Changes in operating assets and liabilities:
Accounts receivable, net	7,998	80
Inventories, net	188	2,107
Prepaid expenses, collateral deposits, and other current assets	(44)	762
Other assets	607	1,057
Accounts payable	(1,841)	1,038
Accrued expenses	722	(403)
Income tax payable	(132)	(195)
Deferred revenue and customer deposits	(1,601)	(2,183)
Other current liabilities	(66)	54
Other liabilities	(787)	(317)
Cash provided by operating activities	16,080	10,126
Investing activities
Acquisitions, net of cash acquired	(1,000)	(9,000)
Proceeds from sales of assets	308	383
Capital expenditures	(9,515)	(2,067)
Cash used for investing activities	(10,207)	(10,684)
Financing activities
Net proceeds (payments) on line of credit	1,761	(1,000)
Payments on term loan	(5,108)	(8,723)
Proceeds from term loan	5,000	7,500
Proceeds from issuance of common stock	—	1,500
Proceeds from stock option exercise	—	278
Debt and common stock issuance costs	(402)	(332)
Payments on capital leases	(1,583)	(1,348)
Cash used for financing activities	(332)	(2,125)
Change in cash and cash equivalents	5,541	(2,683)
Cash and cash equivalents at beginning of period	2,000	5,630
Cash and cash equivalents at end of period	$7,541	$2,947
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Taxes	$634	$714
Interest	$4,877	$4,956
Non-cash investing and financing activities:
Capital equipment purchases financed with capital leases	$—	$2,734
Capital equipment purchases financed with term loan	$4,060	$—
Construction in process funded by landlord tenant improvement allowance	$4,146	$—
Construction in process not yet paid for	$1,311	$—

See accompanying notes

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

(in thousands)

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
Common stock
Balance, beginning of period	$380	$379	$381	$371
Common stock issued	—	—	—	8
Common stock retired	—	—	(1)	—
Balance, end of period	$380	$379	$380	$379
Additional paid in capital
Balance, beginning of period	$279,512	$278,714	$279,575	$276,478
Common stock issued, net of issuance costs	—	—	—	2,045
Stock-based compensation expense - options	84	167	168	358
Common stock retired	—	—	(147)	—
Balance, end of period	$279,596	$278,881	$279,596	$278,881
Accumulated deficit
Balance, beginning of period	$(187,717)	$(186,414)	$(188,428)	$(181,096)
Net income (loss)	423	(340)	1,134	(5,658)
Balance, end of period	$(187,294)	$(186,754)	$(187,294)	$(186,754)
Total stockholders' equity	$92,682	$92,506	$92,682	$92,506

See accompanying notes

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BASIS OF PRESENTATION

Organization

ALJ Regional Holdings, Inc. (including subsidiaries, referred to collectively in this Report as “ALJ,” the “Company” or “we”) is a holding company.  ALJ’s primary assets as of March 31, 2019 were all of the outstanding capital stock of the following companies:

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

The Company has made estimates and judgments affecting the amounts reported in its condensed consolidated financial statements and the accompanying notes.  Significant estimates and assumptions by management are used for, but are not limited to, determining the fair value of assets and liabilities, including intangible assets acquired and allocation of acquisition purchase prices, estimated useful lives, recoverability of long-lived and intangible assets, the recoverability of goodwill, the realizability of deferred tax assets, stock-based compensation, the likelihood of material loss as a result of loss contingencies, customer lives, the allowance for doubtful accounts and inventory reserves, and calculation of insurance reserves.  Actual results may differ materially from estimates. The interim financial information is unaudited but reflects all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly ALJ’s results of operations and financial position for the interim period.  The results of operations for the three and six months ended March 31, 2019, are not necessarily indicative of the results expected for future quarters or the full year.

For a complete summary of ALJ’s significant accounting policies, please refer to Note 2, “Summary of Significant Accounting Policies,” included with ALJ’s audited financial statements and notes thereto for the years ended September 30, 2018 and 2017 contained in its Annual Report on Form 10-K, filed with the SEC on December 17, 2018.  There were no material changes to ALJ’s significant accounting policies during the six months ended March 31, 2019.

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

–

Phase II, which overlaps with Phase I and was started in January 2018, includes a more detailed analysis, including the development of revenue recognition models, data analysis, analyzing implementation options, and finalizing a transition method.  Phase II analysis for certain revenue streams was completed by December 31, 2018, with the remaining revenue streams expected to be completed by mid 2019.

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

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In August 2018, the FASB issued ASU 2018-15, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract,” to provide guidance on implementation costs incurred in a cloud computing arrangement (“CCA”) that is a service contract. ASU 2018-15 aligns the accounting for such costs with the guidance on capitalizing costs associated with developing or obtaining internal-use software. Specifically, ASU 2018-15 amends ASC 350 to include in its scope implementation costs of a CCA that is a service contract and clarifies that a customer should apply ASC 350-40 to determine which implementation costs should be capitalized in such a CCA.  ASU 2018-15 will be effective for ALJ on October 1, 2021.  ALJ does not anticipate the adoption of ASU 2018-15 to significantly impact its consolidated financial statements.

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

The Printing Components Business recorded $3.9 million and $7.0 million of net revenue during the three and six months ended March 31, 2019, respectively, and $3.6 million and $8.1 million during the three and six months ended March 31, 2018, respectively.  Because the Printing Components Business was closely aligned with Phoenix’s existing business, including the overlap of customers, its operations were immediately integrated into Phoenix’s operations, and financial metrics other than net revenue were not separately tracked, and therefore, not disclosed.

During the three and six months ended March 31, 2018, the Company incurred $0 and $0.1 million of acquisition-related expenses in connection with the Printing Components Business acquisition, which were expensed to selling, general and administrative expense.

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

Faneuil.  The percentage of Faneuil net revenue derived from its significant customers was as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
Customer A	14.6%	14.8%	13.7%	14.5%
Customer B	11.0	10.3	10.3	**
Customer C	10.8	12.3	13.8	13.3

**	Less than 10% of Faneuil net revenue.

Trade receivables from these customers totaled $6.3 million on March 31, 2019.  As of March 31, 2019, all Faneuil accounts receivable were unsecured.  The risk with respect to accounts receivable is mitigated by credit evaluations performed on customers and the short duration of payment terms extended to customers.

Carpets.  The percentage of Carpets net revenue derived from its significant customers was as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
Customer A	31.5%	29.9%	30.4%	28.4%
Customer B	25.5	17.3	26.5	20.9
Customer C	22.9	21.2	21.1	23.0

Trade receivables from these customers totaled $3.0 million on March 31, 2019.  As of March 31, 2019, all Carpets accounts receivable were unsecured.  The risk with respect to accounts receivable is mitigated by credit evaluations performed on customers and the short duration of payment terms extended to customers.

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Phoenix.  The percentage of Phoenix net revenue derived from its significant customers was as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
Customer A	23.0%	21.1%	21.1%	18.7%
Customer B	20.5	15.9	19.2	17.3
Customer C	10.9	**	11.6	10.1
Customer D	**	11.0	10.5	**

**	Less than 10% of Phoenix net revenue.

Trade receivables from these customers totaled $5.1 million on March 31, 2019.  As of March 31, 2019, all Phoenix accounts receivable were unsecured.  The risk with respect to accounts receivable is mitigated by credit evaluations performed on customers and the short duration of payment terms extended to customers.

Supplier Risk

ALJ did not have any suppliers that represented more than 10% of consolidated inventory purchases.  However, two of ALJ’s segments had suppliers that represented more than 10% of their respective inventory purchases, as described below.

Carpets.  The percentage of Carpets inventory purchases from its significant suppliers was as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
Supplier A	21.6%	16.6%	22.9%	18.0%
Supplier B	17.2	**	15.6	**
Supplier C	15.6	23.5	16.0	22.9
Supplier D	**	14.0	10.5	13.7

**	Less than 10% of Carpets inventory purchases.

If these suppliers were unable to provide materials on a timely basis, Carpets management believes alternative suppliers could provide the required materials with minimal disruption to the business.

Phoenix.  The percentage of Phoenix inventory purchases from its significant suppliers was as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
Supplier A	25.6%	30.7%	25.9%	30.1%
Supplier B	**	**	**	10.8

**	Less than 10% of Phoenix inventory purchases.

If these suppliers were unable to provide materials on a timely basis, Phoenix management believes alternative suppliers could provide the required supplies with minimal disruption to the business.

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5. COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

Accounts Receivable, Net

The following table summarizes accounts receivable at the end of each reporting period:

	March 31,	September 30,
(in thousands)	2019	2018
Accounts receivable	$35,402	$42,815
Unbilled receivables	3,122	3,776
Accounts receivable	38,524	46,591
Less: allowance for doubtful accounts	(131)	(208)
Accounts receivable, net	$38,393	$46,383

Inventories, Net

The following table summarizes inventories at the end of each reporting period:

	March 31,	September 30,
(in thousands)	2019	2018
Raw materials	$4,101	$4,017
Semi-finished goods/work in process	2,180	2,298
Finished goods	1,392	1,566
Inventories	7,673	7,881
Less: allowance for obsolete inventory	(290)	(225)
Inventories, net	$7,383	$7,656

Property and Equipment

The following table summarizes property and equipment at the end of each reporting period:

	March 31,	September 30,
(in thousands)	2019	2018
Machinery and equipment	$29,244	$24,900
Leasehold improvements	22,058	9,334
Building and improvements	17,035	16,459
Software	16,030	15,749
Computer and office equipment	12,067	11,319
Land	9,267	9,267
Construction and equipment in process	8,110	10,627
Furniture and fixtures	6,660	3,834
Vehicles	375	342
Property and equipment	120,846	101,831
Less: accumulated depreciation and amortization	(48,306)	(41,669)
Property and equipment, net	$72,540	$60,162

Property and equipment depreciation and amortization expense, including amounts related to capitalized leased assets, was $3.5 million for both the three months ended March 31, 2019 and 2018, and $6.6 million and $6.9 million for the six months ended March 31, 2019 and 2018, respectively.

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Goodwill

The following table summarizes goodwill by reportable segment at the end of each reporting period:

	March 31,	September 30,
(in thousands)	2019	2018
Faneuil	$21,276	$21,276
Carpets	2,555	2,555
Phoenix	32,541	32,541
Goodwill	$56,372	$56,372

Intangible Assets

The following table summarizes identified intangible assets at the end of each reporting period:

	March 31, 2019			September 30, 2018
(in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer relationships	$34,400	$(11,770)	$22,630	$34,400	$(10,329)	$24,071
Trade names	10,760	(2,544)	8,216	10,760	(1,573)	9,187
Supply agreements/contract backlog	10,358	(1,788)	8,570	10,358	(1,836)	8,522
Non-compete agreements	2,330	(2,039)	291	2,330	(1,811)	519
Internal software	580	(527)	53	580	(479)	101
Totals	$58,428	$(18,668)	$39,760	$58,428	$(16,028)	$42,400

Intangible asset amortization expense was $1.3 million and $1.4 million for the three months ended March 31, 2019 and 2018, respectively, and $2.6 million and $2.8 million for the six months ended March 31, 2019 and 2018, respectively.

The following table presents expected future amortization expense for the remainder of fiscal 2019 and yearly thereafter:

(in thousands)	Estimated Future Amortization
Remainder of Fiscal 2019	$2,460
Fiscal 2020	4,800
Fiscal 2021	4,485
Fiscal 2022	4,067
Fiscal 2023	4,067
Thereafter	19,881
Total	$39,760

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Debt

The following table summarizes ALJ’s line of credit, term loan, and equipment financing agreement at the end of each reporting period:

	March 31,	September 30,
(in thousands)	2019	2018
Line of credit:
Line of credit	$10,500	$8,739
Less: deferred loan costs	(57)	(145)
Line of credit, net of deferred loan costs	$10,443	$8,594
Current portion of term loans:
Current portion of term loan	$8,200	$9,470
Current portion of equipment financing	1,303	—
Less: deferred loan costs	(440)	(875)
Current portion of term loans, net of deferred loan costs	$9,063	$8,595
Term loans, less current portion:
Term loans, less current portion	$76,982	$75,504
Equipment financing, less current portion	2,441	—
Less: deferred loan costs	(1,236)	(709)
Term loans, less current portion, net of deferred loan costs	$78,187	$74,795

Accrued Expenses

The following table summarizes accrued expenses at the end of each reporting period:

	March 31,	September 30,
(in thousands)	2019	2018
Accrued compensation and related taxes	$8,260	$7,275
Call center buildout**	3,791	2,700
Rebates payable	1,192	1,491
Legal and other	1,242	1,123
Interest payable	742	676
Medical and benefit-related payables	729	609
Accrued board of director fees	390	130
Deferred rent	138	174
Sales tax payable	123	193
Total accrued expenses	$16,607	$14,371

**

At March 31, 2019, Faneuil had total liabilities and commitments of $6.8 million to build out one new call center. $3.8 million was recorded to accrued liabilities, $1.5 million was recorded to other non-current liabilities, and $1.5 million was disclosed as a commitment. See Note 8.

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

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6. EARNINGS (LOSS) PER SHARE

ALJ computed basic and diluted earnings (loss) per share of common stock for each period as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands, except per share amounts)	2019	2018	2019	2018
Net income (loss)	$423	$(340)	$1,134	$(5,658)
Weighted average shares of common stock outstanding – basic	38,026	37,911	38,037	37,742
Potentially dilutive effect of options to purchase common stock	50	—	50	—
Weighted average shares of common stock outstanding – diluted	38,076	37,911	38,087	37,742
Basic earnings (loss) per share of common stock	$0.01	$(0.01)	$0.03	$(0.15)
Diluted earnings (loss) per share of common stock	$0.01	$(0.01)	$0.03	$(0.15)

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

During the three and six months ended March 31, 2019, and the three and six months ended March 31, 2018, stock options to purchase  1.5 million and 1.6 million shares of common stock, respectively, were not included in ALJ’s diluted earnings (loss) per share as their effect would be anti-dilutive.

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

Fourth Amendment to Financing Agreement

On November 28, 2018, ALJ entered into the Fourth Amendment (the “Fourth Amendment”) to the Financing Agreement.  The Fourth Amendment added a $5.0 million term loan, reduced the maximum availability of the Cerberus/PNC Revolver by $5.0 million to $25.0 million from $30.0 million, extended the maturity date to December 1, 2023 (“Amended Maturity Date”), and effective December 31, 2018, reduced quarterly term loan amortization payments from $2.3 million to $2.1 million.  The Fourth Amendment amends certain terms and covenants to support the continued growth of the Company and the associated cash required to build out three new customer call centers to position Faneuil for anticipated increased contract awards, as summarized below:

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

In addition, the Fourth Amendment requires the Company, under certain circumstances, to secure not less than $5.0 million of equity or subordinated debt financing, which will be used to pay down the Cerberus Term Loan (the “Alternative Financing Requirement”). See Backstop Letter Agreement below.

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Financing Agreement and amendments thereto are summarized below (in thousands):

Description	Use of Proceeds	Origination Date	Interest Rate *	Quarterly Payments	Balance at March 31, 2019
Term Loan:
Financing Agreement	Phoenix acquisition	August 2015	9.00% to 9.28%	$1,610	$66,893
First Amendment	Color Optics acquisition	July 2016	9.00% to 9.28%	175	7,286
Third Amendment	Printing Components Business acquisition	October 2017	9.00% to 9.28%	151	6,252
Fourth Amendment	Working capital	November 2018	9.00% to 9.28%	114	4,751
			Totals	$2,050	$85,182
Line of Credit:
Cerberus/PNC Revolver (includes Second Amendment)	Working capital	August 2015	11.00% to 11.25%	$—	$10,500

*	Range of annual interest rates accrued during the six months ended March 31, 2019.

Interest payments are due in arrears on the first day of each month.  Quarterly principal payments are due on the last day of each fiscal quarter.  Annual principal payments equal to 75% of ALJ’s excess cash flow (“ECF”), as defined in the Financing Agreement, are due upon delivery of the annual audited financial statements.  During December 2018 and December 2017, ALJ made ECF payments of $0.3 million and $4.1 million, respectively.  During the six months ended March 31, 2019, ALJ made mandatory payments of $0.4 million as a result of receiving proceeds from sales of assets.  A final balloon payment is due on the Amended Maturity Date.  There is a prepayment penalty equal to 3%, 2%, and 1% if the Cerberus Term Loan is repaid within the first, second, and third year anniversary of the Fourth Amendment.  ALJ may make payments of up to $7.0 million against the loan with no penalty.

The Cerberus Debt is secured by substantially all the Company’s assets and imposes certain limitations on the Company, including its ability to incur debt, grant liens, initiate certain investments, declare dividends and dispose of assets.  The Cerberus Debt also requires ALJ to comply with certain debt covenants.  As of March 31, 2019, ALJ was in compliance with all debt covenants and had unused borrowing capacity of $11.9 million.

Backstop Letter Agreement

On November 28, 2018, in connection with the Fourth Amendment, the Company entered into a Backstop Letter Agreement with Jess Ravich, the Company’s Executive Chairman.  Pursuant to the Backstop Letter Agreement, Mr. Ravich will provide a “backstop” that would enable the Company to satisfy the Alternative Financing Requirement by agreeing, if the Company is unable to locate alternative financing on terms, conditions and timing reasonably acceptable to it, and if required by the Collateral Agent.  In consideration of Mr. Ravich entering into such backstop arrangement, the Company’s Audit Committee and independent directors reviewed, approved and agreed to a backstop fee package, pursuant to which the Company would (i) pay to Mr. Ravich’s trust a one-time backstop fee of $0.1 million, and (ii) if the purchase of such subordinated debt is required by the Collateral Agent and the Company has failed to secure a financing alternative more advantageous to the Company, issue to Mr. Ravich’s trust a five-year warrant (the “Warrant”) to purchase 1.5 million shares of ALJ common stock at an exercise price equal to the average closing price of the Company’s common stock as reported on The Nasdaq Stock Market for the 30 trading days preceding the warrant issuance date.  On February 28, 2019, the Company determined the conditions set forth in the Backstop Letter Agreement requiring the issuance of the Warrant by the Company to Mr. Ravich’s trust were not met and that the Company shall have no further obligations under the Backstop Letter Agreement with regards to the Warrant.

Initially, ALJ recorded the backstop fee and other fees incurred in connection with the Backstop Letter Agreement, which totaled approximately $0.1 million, as a current asset.  During the three months ended March 31, 2019, ALJ expensed the backstop and other fees incurred in connection with the Backstop Letter Agreement, which totaled approximately $0.1 million, to selling, general and administrative expense.

Loan Amendment Fees

ALJ accounted for the Fourth Amendment as a debt modification pursuant to ASC 470, Debt.  During the six months ended March 31, 2019, ALJ paid $0.6 million of legal and other fees, of which $0.4 million were added to deferred loan costs and are being amortized to interest expense through the Amended Maturity Date.  The remaining $0.2 million were expensed to selling, general and administrative expense.

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

During the six months ended March 31, 2018, in connection with the Third Amendment to the Financing Agreement, ALJ paid legal and other fees totaling $0.3 million, which were added to deferred loan costs and are being amortized to interest expense through the Amended Maturity Date.

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

Equipment Financing

In December 2018, Phoenix purchased a Heidelberg Press for $4.1 million pursuant to an equipment financing agreement (“Equipment Financing”).   The Equipment Financing term is 36 months, requires monthly principal and interest payments, accrues interest at 4.94% per year, and is secured by the Heidelberg Press.

Estimated Future Minimum Principal Payments

Estimated future minimum principal payments for the Cerberus Debt and Equipment Financing are as follows (in thousands):

Year Ending March 31,	Equipment Financing	Cerberus Debt	Total
2020	$1,303	$8,200	$9,503
2021	1,369	8,200	9,569
2022	1,072	8,200	9,272
2023	—	8,200	8,200
2024*	—	62,882	62,882
Total	$3,744	$95,682	$99,426

*	The majority of this amount is the final balloon payment due on the Amended Maturity Date.

Capital Lease Obligations

Faneuil and Phoenix lease equipment under non-cancelable capital leases. As of March 31, 2019, future minimum payments under non-cancelable capital leases with initial or remaining terms of one year or more are as follows (in thousands):

Year Ending March 31,	Estimated Future Payments
2020	$2,679
2021	1,931
2022	536
2023	536
2024	435
Total minimum required payments	6,117
Less: current portion of capital lease obligations	(2,510)
Less: imputed interest	(364)
Capital lease obligations, less current portion	$3,243

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases real estate, equipment, and vehicles under non-cancellable operating leases. As of March 31, 2019, future minimum rental commitments under non-cancellable leases were as follows (in thousands):

Year Ending March 31,	Future Minimum Lease Payments
2020	$5,703
2021	4,909
2022	3,589
2023	2,850
2024	2,814
Thereafter	15,414
Total	$35,279

Employment Agreements

ALJ maintains employment agreements with certain key executive officers that provide for a base salary and an annual bonus, with annual bonus amounts to be determined by the Board of Directors.  The agreements also provide for termination payments, which includes base salary and performance bonus, stock options, non-competition provisions, and other terms and conditions of employment.  As of March 31, 2019, termination payments related to base salary totaled $1.2 million.

Surety Bonds

As part of Faneuil’s normal course of operations, certain customers require surety bonds guaranteeing the performance of a contract.  As of March 31, 2019, the face value of such surety bonds, which represents the maximum cash payments that Faneuil’s surety would be obligated to pay under certain circumstances of non-performance, was $26.3 million.  To date, Faneuil has not made any non-performance payments to any of its sureties.

Letters of Credit

The Company had letters of credit totaling $3.3 million outstanding as of March 31, 2019.

Leasehold Improvements

At March 31, 2019, Faneuil had a commitment of $1.5 million to build out one new call center.   Faneuil expects to complete the call center within the next 12 months.  See related accrued liabilities at Note 5.

Litigation, Claims, and Assessments

Faneuil, Inc. v. 3M Company

On September 22, 2016, Faneuil filed a complaint against 3M Company (“3M”) in the Circuit Court for the City of Richmond, Virginia (the “Richmond Circuit Court”).  The dispute arose out of a subcontract entered into between 3M and Faneuil in relation to a toll road project in Portsmouth, Virginia.  In its complaint, Faneuil sought recovery of $5.1 million based on three causes of action: breach of contract, breach of the implied covenant of good faith and fair dealing, and unjust enrichment.

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

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The matter was tried in a bench trial from April 30, 2018 through May 2, 2018.  On May 15, 2018, the Richmond Circuit Court  issued its opinion, which dismissed both Faneuil’s complaint and 3M’s counterclaim with prejudice.  No monetary damages were awarded to either Faneuil or 3M.   As a result of the Richmond Circuit Court’s opinion, ALJ recorded a non-cash litigation loss of $2.9 million (the outstanding unreserved receivable from 3M), which was included with selling, general and administrative expense during the year ended September 30, 2018. Faneuil has filed an appeal of the Richmond Circuit Court’s judgment. The parties have fully briefed the merits of Faneuil’s appeal and are waiting for the court to set the date for oral argument at this time.

Marshall v. Faneuil, Inc.

On July 31, 2017, plaintiff Donna Marshall (“Marshall”), filed a proposed class action lawsuit in the Superior Court of the State of California for the County of Sacramento against Faneuil and ALJ. Marshall, a previously terminated Faneuil employee, alleges various California state law employment-related claims against Faneuil.  Faneuil has answered the complaint and removed the matter to the United States District Court for the Eastern District of California; however, Marshall filed a motion to remand the case back to state court, which has been granted.  The case is in early discovery at this time. Faneuil believes this action is without merit and intends to defend it vigorously.

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

Other Litigation

The Company has been named in, and from time to time may become named in, various other lawsuits or threatened actions that are incidental to our ordinary business. Litigation is inherently unpredictable. Any claims against the Company, whether meritorious or not, could be time-consuming, cause the Company to incur costs and expenses, require significant amounts of management time and result in the diversion of significant operational resources. The results of these lawsuits and actions cannot be predicted with certainty.  The Company concluded as of March 31, 2019 that the ultimate resolution of these matters (including the matters described above) will not have a material adverse effect on the Company’s business, consolidated financial position, results of operations or cash flows.

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

9. EQUITY

Common Stock Activity during the Six Months Ended March 31, 2019

ALJ’s common stock activity for the six months ended March 31, 2019 consisted of the following:

•

Retired 84,000 shares of common stock, which were received by ALJ as part of a settlement agreement related to Faneuil’s acquisition of certain customer management outsourcing business assets and liabilities (the “CMO Business”) in May 2017.  In connection with the settlement, ALJ recognized a $0.1 million gain during the six months ended March 31, 2019, which was included with disposal of assets and other gain on the statement of operations.

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

Stock-Based Compensation.

The following table sets forth the total stock-based compensation expense included in selling, general and administrative expense on the statement of operations:

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands)	2019	2018	2019	2018
Stock options	$84	$167	$168	$358
Common stock awards	102	103	203	205
Total stock-based compensation expense	$186	$270	$371	$563

At March 31, 2019, ALJ had approximately $0.5 million of total unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of approximately 1.6 years.

Stock Option Awards.  ALJ did not grant any options during the six months ended March 31, 2019.  During the six months ended March 31, 2018, ALJ granted an option to purchase 10,000 shares of ALJ common stock with a total estimated fair value of less than $0.1 million.  ALJ estimated the fair value of the option on the grant date using the Black-Scholes valuation model under the following assumptions:  weighted average expected option life of 6.0 years, weighted average expected volatility of 48.4%, expected dividend yield of 0%, and weighted-average risk-free interest rate of 2.1%.

The “intrinsic value” of options is the excess of the value of ALJ stock over the exercise price of such options.  The total intrinsic value of options outstanding (of which all are vested) was less than $0.1 million at March 31, 2019.

Common Stock Awards.  Members of ALJ’s Board of Directors receive a director compensation package that includes an annual common stock award.  In connection with such awards, ALJ recorded stock-based compensation expense of $0.1 million for both the three months ended March 31, 2019 and 2018, and $0.2 million for both the six months ended March 31, 2019 and 2018.

10. INCOME TAX

ALJ recorded a provision for income taxes for both the three and six months ended March 31, 2019 as a result of generating state taxable income.  ALJ recorded a benefit for income taxes for the three months ended March 31, 2018 as a result of generating state taxable losses.  ALJ’s provision for income taxes for the six months ended March 31, 2018 was impacted by the United States Tax Reform as discussed below.

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

Federal Corporate Tax Rate Reduction.  The Tax Reform Law reduces the federal corporate tax rate from 35% to 21% effective January 1, 2018. Pursuant to Section 15 of the Internal Revenue Code (“IRC”), ALJ will apply a blended corporate tax rate of 28.1%, which is based on the applicable tax rates before and after the Tax Reform Law and the number of days in ALJ’s initial tax year under the Tax Reform Law, which ended December 31, 2018. Subsequent to December 31, 2018, the federal corporate tax rate became 21%.

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

Alternative Minimum Tax.  Effective January 1, 2018, the Tax Reform Law eliminates the corporate alternative minimum tax (“AMT”) and provides for refunds of all remaining AMT credits.  The Company has evaluated its AMT carryover refund and continues to classify such refund as a deferred tax asset in the balance sheet at March 31, 2019.

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

11. RELATED-PARTY TRANSACTIONS

Harland Clarke Holdings Corp. (“Harland Clarke”), a stockholder who owns ALJ shares in excess of five percent, had a contract with Faneuil to provide call center services for Harland Clarke’s banking-related products.  The contract completed in March 2019.  Faneuil recognized revenue from Harland Clarke totaling $0.1 million for both the three and six months ended March 31, 2019, and $0.1 million and $0.2 million for the three and six months ended March 31, 2018, respectively. The associated cost of revenue was $0.1 million for both the three and six months ended March 31, 2019, and $0.1 million and $0.2 million for the three and six months ended March 31, 2018, respectively.  All revenue from Harland Clarke contained similar terms and conditions as those found in other transactions of this nature entered into by Faneuil.  Total accounts receivable from Harland Clarke was less than $0.1 million at March 31, 2019 and September 30, 2018.

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

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following tables present ALJ’s segment information for the three and six months ended March 31, 2019 and 2018:

	Three Months Ended March 31, 2019
(in thousands)	Faneuil	Carpets	Phoenix	ALJ	Total
Net revenue	$46,590	$12,088	$29,318	$—	$87,996

Segment adjusted EBITDA	$2,793	$272	$6,335	$(659)	$8,741
Depreciation and amortization					(4,837)
Interest expense					(2,625)
Lease payments in anticipation of facility shutdown					(188)
Stock-based compensation					(186)
Restructuring expenses					(144)
Loan amendment fees					(136)
Provision for income taxes					(202)
Net income					$423

	Six Months Ended March 31, 2019
(in thousands)	Faneuil	Carpets	Phoenix	ALJ	Total
Net revenue	$101,792	$24,450	$55,538	$—	$181,780

Segment adjusted EBITDA	$7,739	$432	$10,556	$(1,380)	$17,347
Depreciation and amortization					(9,283)
Interest expense					(5,340)
Lease payments in anticipation of facility shutdown					(374)
Stock-based compensation					(371)
Loan amendment fees					(337)
Restructuring expenses					(229)
Acquisition-related expenses					(12)
Disposal of assets and other gain					223
Provision for income taxes					(490)
Net income					$1,134

	Three Months Ended March 31, 2018
(in thousands)	Faneuil	Carpets	Phoenix	ALJ	Total
Net revenue	$47,953	$18,691	$28,461	$—	$95,105

Segment adjusted EBITDA	$2,915	$(240)	$5,459	$(540)	$7,594
Depreciation and amortization					(4,850)
Interest expense					(2,793)
Restructuring expenses					(430)
Stock-based compensation					(270)
Disposal of assets and other gain					25
Benefit for income taxes					384
Net loss					$(340)

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Six Months Ended March 31, 2018
(in thousands)	Faneuil	Carpets	Phoenix	ALJ	Total
Net revenue	$99,427	$35,341	$55,291	$—	$190,059

Segment adjusted EBITDA	$6,625	$(966)	$9,619	$(1,096)	$14,182
Depreciation and amortization					(9,683)
Interest expense					(5,453)
Restructuring expenses					(1,263)
Stock-based compensation					(563)
Acquisition-related expenses					(123)
Disposal of assets and other gain					232
Provision for income taxes					(2,987)
Net loss					$(5,658)

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

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition and cash flows. MD&A is organized as follows:

•	Overview. Discussion of our business and overall analysis of financial and other highlights affecting us to provide context for the remainder of MD&A.
•	Results of Operations. An analysis comparing our financial results for the three and six months ended March 31, 2019 to the three and six months ended March 31, 2018.
•

Liquidity and Capital Resources. An analysis comparing our cash flows for the six months ended March 31, 2019 to the six months ended March 31, 2018, and discussion of our financial condition and liquidity.

•	Contractual Obligations. Discussion of contractual obligations as of March 31, 2019.
•	Off-Balance Sheet Arrangements. Discussion of off-balance sheet arrangements as of March 31, 2019.
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

Overview

ALJ Regional Holdings, Inc. (“ALJ” or “we”) is a holding company that operates Faneuil, Inc., or Faneuil, Floors-N-More, LLC, d/b/a Carpets N’ More, or Carpets, and Phoenix Color Corp., or Phoenix. With several members of our senior management and Board of Directors coming from long careers in the professional service industry, ALJ is focused on acquiring and operating exceptional businesses.

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

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

The following table sets forth certain condensed consolidated statements of operations data as a percentage of net revenue for each period as follows:

	Three Months Ended March 31, 2019		Three Months Ended March 31, 2018
		% of		% of
(in thousands, except per share amounts)	Dollars	Net Revenue	Dollars	Net Revenue
Net revenue (1)
Faneuil	$46,590	52.9%	$47,953	50.4%
Carpets	12,088	13.7	18,691	19.7
Phoenix	29,318	33.3	28,461	29.9
Consolidated net revenue	87,996	100.0	95,105	100.0
Cost of revenue (2)
Faneuil	37,117	79.7	37,351	77.9
Carpets	9,576	79.2	15,832	84.7
Phoenix (3)	21,046	71.8	21,056	74.0
Consolidated cost of revenue	67,739	77.0	74,239	78.1
Selling, general and administrative expense (2)
Faneuil	6,817	14.6	7,688	16.0
Carpets	2,335	19.3	3,099	16.6
Phoenix	3,238	11.0	3,769	13.2
ALJ	845	—	810	—
Consolidated selling, general and administrative expense	13,235	15.0	15,366	16.2
Depreciation and amortization (2)
Faneuil	2,968	6.4	2,607	5.4
Carpets	237	2.0	219	1.2
Phoenix (4)	567	1.9	630	2.2
Consolidated depreciation and amortization expense	3,772	4.3	3,456	3.6
Disposal of assets and other gain (5)	—	—	(25)	—
Total consolidated operating expenses (5)	84,746	96.3	93,036	97.8
Consolidated operating income	3,250	3.7	2,069	2.2
Interest expense (5)	(2,625)	(3.0)	(2,793)	(2.9)
(Provision) benefit for income taxes (5)	(202)	(0.2)	384	0.4
Net income (loss) (5)	$423	0.5	$(340)	(0.4)
Basic earnings (loss) per share of common stock	$0.01		$(0.01)
Diluted earnings (loss) per share of common stock	$0.01		$(0.01)

(1)	Percentage is calculated as segment net revenue divided by consolidated net revenue.
(2)	Percentage is calculated as a percentage of the respective segment net revenue.
(3)	Includes depreciation expense of $1.1 million and $1.4 million for the three months ended March 31, 2019 and 2018, respectively.
(4)

Primarily amortization of intangible assets.  Total depreciation and amortization expense for Phoenix, including depreciation expense captured in cost of revenue, was $1.6 million and $2.0 million for the three months ended March 31, 2019 and 2018, respectively.

(5)	Percentage is calculated as a percentage of consolidated net revenue.

Net Revenue

	Three Months Ended March 31,
(in thousands)	2019	2018	$ Change	% Change
Faneuil	$46,590	$47,953	$(1,363)	(2.8)%
Carpets	12,088	18,691	(6,603)	(35.3)
Phoenix	29,318	28,461	857	3.0
Consolidated net revenue	$87,996	$95,105	$(7,109)	(7.5)%

Faneuil Net Revenue

Faneuil net revenue for the three months ended March 31, 2019 was $46.6 million, a decrease of $1.4 million, or 2.8%, compared to net revenue of $48.0 million for the three months ended March 31, 2018.  The decrease was mainly attributable to a $1.6 million reduction driven by the completion of customer contracts and a $2.1 million decrease in existing customers, offset by a $2.3 million increase from new customer contracts.

The following table reflects the amount of Faneuil’s backlog, which represents multi-year contract deliverables, by the year Faneuil expects to recognize such net revenue:

	As of March 31,
(in millions)	2019	2018
Within one year	$167.6	$98.4
Between one year and two years	123.6	78.4
Between two years and three years	55.9	56.2
Between three years and four years	28.3	14.6
Thereafter	28.0	6.8
Total Faneuil backlog	$403.4	$254.4

The increase in Faneuil backlog at March 31, 2019 compared to March 31, 2018 was primarily driven by the award of the Metro ExpressLanes Customer Service Center Operations contract by the Los Angeles County Metropolitan Transportation Authority (“LA Metro”), to provide the management and day-to-day customer service operations for its ExpressLanes program.  The contract was awarded during the three months ended March 31, 2019.

Carpets Net Revenue

Carpets net revenue for the three months ended March 31, 2019 was $12.1 million, a decrease of $6.6 million, or 35.3%, compared to net revenue of $18.7 million for the three months ended March 31, 2018.  The decrease was primarily attributable to lower sales volumes in cabinets, flooring, and granite.

Carpets backlog represents open purchase orders.  Carpets total contract backlog, which is expected to be fully realized within the next 12 months, as of March 31, 2019 was $11.4 million compared to $16.8 million as of March 31, 2018.  The decrease in Carpets backlog at March 31, 2019 compared to March 31, 2018, was the result of a strategic decision to only accept jobs that yield a targeted profit margin.

Phoenix Net Revenue

Phoenix net revenue for the three months ended March 31, 2019 was $29.3 million, an increase of $0.9 million, or 3.0%, compared to net revenue of $28.5 million for the three months ended March 31, 2018.  The increase was a result of higher component sales and book volumes, slightly offset by planned lower packaging sales.

The following table reflects the amount of Phoenix’s backlog, which represents executed contracts that contain minimum volume commitments over multiple years for future product deliveries, by the year Phoenix expects to recognize such net revenue:

	As of March 31,
(in millions)	2019	2018
Within one year	$69.5	$70.2
Between one year and two years	44.4	57.4
Between two years and three years	22.1	30.6
Between three years and four years	10.9	10.0
Thereafter	—	7.5
Total Phoenix backlog	$146.9	$175.7

For further discussion of our subsidiaries’ backlog, see “Part II, Item 1A. Risk Factors - Risks Related to our Business Generally and our Common Stock - We may not receive the full amounts estimated under the contracts in our backlog, which could reduce our net revenue in future periods below the levels anticipated. This makes backlog an uncertain indicator of future operating results.”

Cost of Revenue

	Three Months Ended March 31,
(in thousands)	2019	2018	$ Change	% Change
Faneuil	$37,117	$37,351	$(234)	(0.6)%
As a percentage of net revenue	79.7%	77.9%
Carpets	9,576	15,832	(6,256)	(39.5)
As a percentage of net revenue	79.2%	84.7%
Phoenix	21,046	21,056	(10)	—
As a percentage of net revenue	71.8%	74.0%
Consolidated cost of revenue	$67,739	$74,239	$(6,500)	(8.8)%

Faneuil Cost of Revenue

Faneuil cost of revenue for the three months ended March 31, 2019 was $37.1 million, a decrease of $0.2 million, or 0.6%, compared to cost of revenue of $37.4 million for the three months ended March 31, 2018.  The slight decrease in absolute dollar cost of revenue was a direct result of the decreased net revenue.  During the three months ended March 31, 2019, as compared to the three months ended March 31, 2018, cost of revenue as a percentage of segment net revenue increased to 79.7% from 77.9% in the normal course of business.

Carpets Cost of Revenue

Carpets cost of revenue for the three months ended March 31, 2019 was $9.6 million, a decrease of $6.3 million, or 39.5%, compared to cost of revenue of $15.8 million for the three months ended March 31, 2018.  The absolute dollar decrease in cost of revenue was mainly attributable to decreased net revenue.  During the three months ended March 31, 2019, as compared to the three months ended March 31, 2018, cost of revenue as a percentage of segment net revenue decreased to 79.2% from 84.7% as a result of the strategic decision to only accept jobs that yield a targeted profit margin, and process improvements and cost reductions throughout the organization.

Phoenix Cost of Revenue

Phoenix cost of revenue was flat at $21.0 million and $21.1 million for the three months ended March 31, 2019 and March 31, 2018, respectively.  During the three months ended March 31, 2019, as compared to the three months ended March 31, 2018, cost of revenue as a percentage of segment net revenue decreased at 71.8% and 74.0%, respectively.  Phoenix experiences normal fluctuations to cost of revenue as a percentage of net revenue as a result of changes to the mix of products sold.

Selling, General and Administrative Expense

	Three Months Ended March 31,
(in thousands)	2019	2018	$ Change	% Change
Faneuil	$6,817	$7,688	$(871)	(11.3)%
Carpets	2,335	3,099	(764)	(24.7)
Phoenix	3,238	3,769	(531)	(14.1)
ALJ	845	810	35	4.3
Consolidated selling, general and administrative expense	$13,235	$15,366	$(2,131)	(13.9)%

Faneuil Selling, General and Administrative Expense

Faneuil selling, general and administrative expense for the three months ended March 31, 2019 was $6.8 million, a decrease of $0.9 million, or 11.3%, compared to selling, general and administrative expense of $7.7 million for the three months ended March 31, 2018.  The decrease was primarily attributable to reduced legal expenses, reduced expenses from completed contracts and existing customers, slightly offset by an increase to support new customers.  During the three months ended March 31, 2019 compared to the three months ended March 31, 2018, selling, general and administrative expense as a percentage of segment net revenue decreased to 14.6% from 16.0%.  Certain selling, general and administrative expenses do not fluctuate directly with net revenue.  As such, we expect selling, general and administrative expense as a percentage of segment net revenue to fluctuate.

Carpets Selling, General and Administrative Expense

Carpets selling, general and administrative expense was $2.3 million for the three months ended March 31, 2019, a decrease of $0.8 million, or 24.7%, compared to selling, general and administrative expense of $3.1 million for the three months ended March 31, 2018.  The decrease was primarily attributable to process improvements and cost reductions throughout the organization.  Selling, general and administrative expense as a percentage of segment net revenue increased to 19.3% for the three months ended March 31, 2019 from 16.6% for the three months ended March 31, 2018.  Certain selling, general and administrative expenses do not fluctuate directly with net revenue.  As such, we expect selling, general and administrative expense as a percentage of segment net revenue to fluctuate.

Phoenix Selling, General and Administrative Expense

Phoenix selling, general and administrative expense for the three months ended March 31, 2019 was $3.2 million, a decrease of $0.5 million, or 14.1%, compared to selling, general and administrative expense of $3.8 million for the three months ended March 31, 2018.  The decrease was mainly attributable to the completion of the process to consolidate manufacturing facilities.  Selling, general and administrative expense as a percentage of segment net revenue decreased to 11.0% for the three months ended March 31, 2019 from 13.2% for the three months ended March 31, 2018, which was mainly attributable to the relocation and restructuring expense incurred during the three months ended March 31, 2018.  Certain selling, general and administrative expenses do not fluctuate directly with net revenue.  As such, we expect selling, general and administrative expense as a percentage of segment net revenue to fluctuate.

ALJ Selling, General and Administrative Expense

ALJ selling, general and administrative expense for both the three months ended March 31, 2019 and March 31, 2018 was unchanged at $0.8 million.  ALJ selling, general and administrative expenses were impacted by the hiring of additional personnel to support our business and our strategy of acquisitions offset by lower stock-based compensation expense.  We expect selling, general and administrative expense to fluctuate in the future as we comply with SEC reporting requirements and regulations and allocate certain expenses to our subsidiaries.

Depreciation and Amortization Expense

	Three Months Ended March 31,
(in thousands)	2019	2018	$ Change	% Change
Faneuil	$2,968	$2,607	$361	13.8%
Carpets	237	219	18	8.2
Phoenix	567	630	(63)	(10.0)
Consolidated depreciation and amortization expense	$3,772	$3,456	$316	9.1%

Faneuil Depreciation and Amortization Expense

Faneuil depreciation and amortization expense for the three months ended March 31, 2019 was $3.0 million, an increase of $0.4 million, or 13.8%, compared to depreciation and amortization expense of $2.6 million for the three months ended March 31, 2018.   The increase was attributable to capital equipment purchased to support new and expanded contracts. Faneuil expects future depreciation and amortization expense to increase as Faneuil continues to invest in its business, which includes opening new call centers.  Because certain Faneuil contracts require capital investments such as lease buildouts, Faneuil depreciation and amortization expense is impacted by the timing of new contracts and the completion of existing contracts.

Carpets Depreciation and Amortization Expense

Carpets depreciation and amortization expense was unchanged at $0.2 million for both the three months ended March 31, 2019 and 2018.

Phoenix Depreciation and Amortization Expense

Phoenix depreciation and amortization expense consists primarily of amortization of acquisition-related intangible assets.  Depreciation and amortization expense was consistent at $0.6 million for both the three months ended March 31, 2019 and 2018.

Interest Expense

Interest expense for the three months ended March 31, 2019 was $2.6 million, a decrease of $0.2 million, or 6.0%, compared to $2.8 million for the three months ended March 31, 2018.  Interest expense was impacted by reduced interest expense resulting from quarterly principal payments, partially offset by increased interest rates, increased weighted-average outstanding balance on our line of credit and the $5.0 million increase to our term loan, which were both used to fund Faneuil’s call center buildouts and other working capital requirements.

Provision for Income Taxes

Our provision for income taxes was $0.2 million for the three months ended March 31, 2019 compared to a benefit for income taxes of $0.4 million for the three months ended March 31, 2018.

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

	Three Months Ended March 31,
(in thousands)	2019	2018	$ Change	% Change
Faneuil	$2,793	$2,915	$(122)	(4.2)%
Carpets	272	(240)	512	213.3
Phoenix	6,335	5,459	876	16.0
ALJ	(659)	(540)	(119)	(22.0)
Segment adjusted EBITDA	$8,741	$7,594	$1,147	15.1%

Faneuil Segment Adjusted EBITDA

Faneuil segment adjusted EBITDA for the three months ended March 31, 2019 was $2.8 million compared to segment adjusted EBITDA of $2.9 million for the three months ended March 31, 2018.  Faneuil segment adjusted EBITDA for the three months ended March 31, 2019 was impacted by lower net revenue and lower expenses resulting from operational efficiencies within certain contracts.

Carpets Segment Adjusted EBITDA

Carpets segment adjusted EBITDA for the three months ended March 31, 2019 was $0.3 million compared to segment adjusted EBITDA loss of ($0.2) million for the three months ended March 31, 2018.   Carpets segment adjusted EBITDA for the three months ended March 31, 2019 was positively impacted by process improvements and cost reductions.

Phoenix Segment Adjusted EBITDA

Phoenix segment adjusted EBITDA for the three months ended March 31, 2019 was $6.3 million compared to segment adjusted EBITDA of $5.5 million for the three months ended March 31, 2018.  Phoenix segment adjusted EBITDA for the three months ended March 31, 2019 was positively impacted by the increase in net revenue and the decrease to selling, general and administrative expenses resulting from consolidating printing facilities.

ALJ Segment Adjusted EBITDA

ALJ segment adjusted EBITDA for the three months ended March 31, 2019 was $(0.7) million compared to segment adjusted EBITDA of $(0.5) million for the three months ended March 31, 2018.  ALJ segment adjusted EBITDA for three months ended March 31, 2019 was impacted by increased headcount.

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

Six Months Ended March 31, 2019 Compared to Six Months Ended March 31, 2018

The following table sets forth certain condensed consolidated statements of operations data as a percentage of net revenue for each period as follows:

	Six Months Ended March 31, 2019		Six Months Ended March 31, 2018
		% of		% of
(in thousands, except per share amounts)	Dollars	Net Revenue	Dollars	Net Revenue
Net revenue (1)
Faneuil	$101,792	56.0%	$99,427	52.3%
Carpets	24,450	13.5	35,341	18.6
Phoenix	55,538	30.6	55,291	29.1
Consolidated net revenue	181,780	100.0	190,059	100.0
Cost of revenue (2)
Faneuil	79,765	78.4	77,570	78.0
Carpets	19,392	79.3	29,635	83.9
Phoenix (3)	41,409	74.6	41,944	75.9
Consolidated cost of revenue	140,566	77.3	149,149	78.5
Selling, general and administrative expense (2)
Faneuil	14,625	14.4	15,233	15.3
Carpets	4,721	19.3	6,672	18.9
Phoenix	6,305	11.4	7,908	14.3
ALJ	1,763	—	1,658	—
Consolidated selling, general and administrative expense	27,414	15.1	31,471	16.6
Depreciation and amortization (2)
Faneuil	5,462	5.4	5,182	5.2
Carpets	466	1.9	438	1.2
Phoenix (4)	1,131	2.0	1,269	2.3
Consolidated depreciation and amortization expense	7,059	3.9	6,889	3.6
Disposal of assets and other gain (5)	(223)	(0.1)	(232)	(0.1)
Total consolidated operating expenses (5)	174,816	96.2	187,277	98.5
Consolidated operating income	6,964	3.8	2,782	1.5
Interest expense (5)	(5,340)	(2.9)	(5,453)	(2.9)
Provision for income taxes (5)	(490)	(0.3)	(2,987)	(1.6)
Net income (loss) (5)	$1,134	0.6	$(5,658)	(3.0)
Basic earnings (loss) per share of common stock	$0.03		$(0.15)
Diluted earnings (loss) per share of common stock	$0.03		$(0.15)

(1)	Percentage is calculated as segment net revenue divided by consolidated net revenue.
(2)	Percentage is calculated as a percentage of the respective segment net revenue.
(3)	Includes depreciation expense of $2.2 million and $2.8 million for the six months ended March 31, 2019 and 2018, respectively.
(4)

Primarily amortization of intangible assets.  Total depreciation and amortization expense for Phoenix, including depreciation expense captured in cost of revenue, was $3.4 million and $4.1 million for the six months ended March 31, 2019 and 2018, respectively.

(5)	Percentage is calculated as a percentage of consolidated net revenue.

Net Revenue

	Six Months Ended March 31,
(in thousands)	2019	2018	$ Change	% Change
Faneuil	$101,792	$99,427	$2,365	2.4%
Carpets	24,450	35,341	(10,891)	(30.8)
Phoenix	55,538	55,291	247	0.4
Consolidated net revenue	$181,780	$190,059	$(8,279)	(4.4)%

Faneuil Net Revenue

Faneuil net revenue for the six months ended March 31, 2019 was $101.8 million, an increase of $2.4 million, or 2.4%, compared to net revenue of $99.4 million for the six months ended March 31, 2018.  The increase was mainly attributable to a $6.4 million from new customer contracts, offset by a $2.4 million reduction driven by the completion of customer contracts and a $1.6 million decrease in existing customers.

Carpets Net Revenue

Carpets net revenue for the six months ended March 31, 2019 was $24.5 million, a decrease of $10.9 million, or 30.8%, compared to net revenue of $35.3 million for the six months ended March 31, 2018.  The decrease was primarily attributable to lower sales volumes in cabinets, flooring, and granite.

Phoenix Net Revenue

Phoenix net revenue for the six months ended March 31, 2019 was $55.5 million, an increase of $0.2 million, or 0.4%, compared to net revenue of $55.3 million for the six months ended March 31, 2018.  The increase was the net result of higher component sales, lower book volumes, and planned lower packaging sales.

Cost of Revenue

	Six Months Ended March 31,
(in thousands)	2019	2018	$ Change	% Change
Faneuil	$79,765	$77,570	$2,195	2.8%
As a percentage of net revenue	78.4%	78.0%
Carpets	19,392	29,635	(10,243)	(34.6)
As a percentage of net revenue	79.3%	83.9%
Phoenix	41,409	41,944	(535)	(1.3)
As a percentage of net revenue	74.6%	75.9%
Consolidated cost of revenue	$140,566	$149,149	$(8,583)	(5.8)%

Faneuil Cost of Revenue

Faneuil cost of revenue for the six months ended March 31, 2019 was $79.8 million, an increase of $2.2 million, or 2.8%, compared to cost of revenue of $77.6 million for the six months ended March 31, 2018.  The increase in absolute dollar cost of revenue was a direct result of the increased net revenue.  During the six months ended March 31, 2019, as compared to the six months ended March 31, 2018, cost of revenue as a percentage of segment net revenue was relatively unchanged at 78.4% compared to 78.0%.

Carpets Cost of Revenue

Carpets cost of revenue for the six months ended March 31, 2019 was $19.4 million, a decrease of $10.2 million, or 34.6%, compared to cost of revenue of $29.6 million for the six months ended March 31, 2018.  The absolute dollar decrease in cost of revenue was mainly attributable to decreased net revenue.  During the six months ended March 31, 2019, as compared to the six months ended March 31, 2018, cost of revenue as a percentage of segment net revenue decreased to 79.3% from 83.9% as a result of the aforementioned strategic decision to only accept jobs that yield a targeted profit margin, and process improvements and cost reductions throughout the organization.

Phoenix Cost of Revenue

Phoenix cost of revenue for the six months ended March 31, 2019 was $41.4 million, a decrease of $0.5 million, or 1.3%, compared to cost of revenue of $41.9 million for the six months ended March 31, 2018.  During the six months ended March 31, 2019, as compared to the six months ended March 31, 2018, cost of revenue as a percentage of segment net revenue decreased to 74.6% from 75.9% as a result of lower depreciation expense.  Phoenix experiences normal fluctuations to cost of revenue as a percentage of net revenue as a result of changes to the mix of products sold.

Selling, General and Administrative Expense

	Six Months Ended March 31,
(in thousands)	2019	2018	$ Change	% Change
Faneuil	$14,625	$15,233	$(608)	(4.0)%
Carpets	4,721	6,672	(1,951)	(29.2)
Phoenix	6,305	7,908	(1,603)	(20.3)
ALJ	1,763	1,658	105	6.3
Consolidated selling, general and administrative expense	$27,414	$31,471	$(4,057)	(12.9)%

Faneuil Selling, General and Administrative Expense

Faneuil selling, general and administrative expense for the six months ended March 31, 2019 was $14.6 million, a decrease of $0.6 million, or 4.0%, compared to selling, general and administrative expense of $15.2 million for the six months ended March 31, 2018.  The decrease was primarily attributable to reduced legal expenses, reduced expenses from completed contracts and existing customers, slightly offset by an increase to support new customers.  During the six months ended March 31, 2019 compared to the six months ended March 31, 2018, selling, general and administrative expense as a percentage of segment net revenue decreased to 14.4% from 15.3%.  Certain selling, general and administrative expenses do not fluctuate directly with net revenue.  As such, we expect selling, general and administrative expense as a percentage of segment net revenue to fluctuate.

Carpets Selling, General and Administrative Expense

Carpets selling, general and administrative expense was $4.7 million for the six months ended March 31, 2019, a decrease of $2.0 million, or 29.2%, compared to selling, general and administrative expense of $6.7 million for the six months ended March 31, 2018.  The decrease was primarily attributable to process improvements and cost reductions throughout the organization.  Selling, general and administrative expense as a percentage of segment net revenue increased to 19.3% for the six months ended March 31, 2019 from 18.9% for the six months ended March 31, 2018.  Certain selling, general and administrative expenses do not fluctuate directly with net revenue.  As such, we expect selling, general and administrative expense as a percentage of segment net revenue to fluctuate.

Phoenix Selling, General and Administrative Expense

Phoenix selling, general and administrative expense for the six months ended March 31, 2019 was $6.3 million, a decrease of $1.6 million, or 20.3%, compared to selling, general and administrative expense of $7.9 million for the six months ended March 31, 2018.  The decrease was mainly attributable to the completion of the process to consolidate manufacturing facilities.  Selling, general and administrative expense as a percentage of segment net revenue decreased to 11.4% for the six months ended March 31, 2019 from 14.3% for the six months ended March 31, 2018, which was mainly attributable to the relocation and restructuring expense incurred during the six months ended March 31, 2018.  Certain selling, general and administrative expenses do not fluctuate directly with net revenue.  As such, we expect selling, general and administrative expense as a percentage of segment net revenue to fluctuate.

ALJ Selling, General and Administrative Expense

ALJ selling, general and administrative expense for the six months ended March 31, 2019 was $1.8 million, an increase of $0.1 million, or 6.3%, compared to selling, general and administrative expense of $1.7 million for the six months ended March 31, 2018.  ALJ selling, general and administrative expenses were impacted by the hiring of additional personnel to support our business and our strategy of acquisitions offset by lower stock-based compensation expense. We expect selling, general and administrative expense to fluctuate in the future as we comply with SEC reporting requirements and regulations and allocate certain expenses to our subsidiaries.

Depreciation and Amortization Expense

	Six Months Ended March 31,
(in thousands)	2019	2018	$ Change	% Change
Faneuil	$5,462	$5,182	$280	5.4%
Carpets	466	438	28	6.4
Phoenix	1,131	1,269	(138)	(10.9)
Consolidated depreciation and amortization expense	$7,059	$6,889	$170	2.5%

Faneuil Depreciation and Amortization Expense

Faneuil depreciation and amortization expense for the six months ended March 31, 2019 was $5.5 million, an increase of $0.3 million, or 5.4%, compared to depreciation and amortization expense of $5.2 million for the six months ended March 31, 2018.   The increase was attributable to capital equipment purchased to support new and expanded contracts. Faneuil expects future depreciation and amortization expense to increase as Faneuil continues to invest in its customers, which includes opening new call centers.  Because certain Faneuil contracts require capital investments such as lease buildouts, Faneuil depreciation and amortization expense is impacted by the timing of new contracts and the completion of existing contracts.

Carpets Depreciation and Amortization Expense

Carpets depreciation and amortization expense was flat at $0.5 million and $0.4 million for the six months ended March 31, 2019 and 2018, respectively.

Phoenix Depreciation and Amortization Expense

Phoenix depreciation and amortization expense for the six months ended March 31, 2019 was $1.1 million, a decrease of $0.1 million, or 10.9%, compared to depreciation and amortization expense of $1.3 million for the six months ended March 31, 2018.  Phoenix depreciation and amortization expense consists primarily of amortization of acquisition-related intangible assets.  The decrease was attributable to fully amortized acquisition-related intangible assets.

Interest Expense

Interest expense for the six months ended March 31, 2019 was $5.3 million, a decrease of $0.1 million, or 2.1%, compared to $5.5 million for the six months ended March 31, 2018.  Interest expense was impacted by reduced interest expense resulting from quarterly principal payments, partially offset by increased interest rates, increased weighted-average outstanding balance on our line of credit and the $5.0 million increase to our term loan, which were both used to fund Faneuil’s call center buildouts and other working capital requirements.

Provision for Income Taxes

Our provision for income taxes was $0.5 million for the six months ended March 31, 2019 compared to $3.0 million for the six months ended March 31, 2018.  The six months ended March 31, 2018 reflected a one-time revaluation of deferred tax assets, which was the result of new tax reform legislation enacted on December 22, 2017 (the “Tax Reform Law”).

Segment Adjusted EBITDA

The following table summarizes segment adjusted EBITDA.

	Six Months Ended March 31,
(in thousands)	2019	2018	$ Change	% Change
Faneuil	$7,739	$6,625	$1,114	16.8%
Carpets	432	(966)	1,398	144.7
Phoenix	10,556	9,619	937	9.7
ALJ	(1,380)	(1,096)	(284)	(25.9)
Segment adjusted EBITDA	$17,347	$14,182	$3,165	22.3%

Faneuil Segment Adjusted EBITDA

Faneuil segment adjusted EBITDA for the six months ended March 31, 2019 was $7.7 million compared to segment adjusted EBITDA of $6.6 million for the six months ended March 31, 2018.  Faneuil segment adjusted EBITDA for the six months ended March 31, 2019 was positively impacted by increased net revenue and operational efficiencies within certain contracts.

Carpets Segment Adjusted EBITDA

Carpets segment adjusted EBITDA for the six months ended March 31, 2019 was $0.4 million compared to segment adjusted EBITDA loss of ($1.0) million for the six months ended March 31, 2018.   Carpets segment adjusted EBITDA for the six months ended March 31, 2019 was positively impacted by process improvements and cost reductions.

Phoenix Segment Adjusted EBITDA

Phoenix segment adjusted EBITDA for the six months ended March 31, 2019 was $10.6 million compared to segment adjusted EBITDA of $9.6 million for the six months ended March 31, 2018.  Phoenix segment adjusted EBITDA for the six months ended March 31, 2019 was  positively impacted by the increase in net revenue, primarily components, and the decrease to selling, general and administrative expenses resulting from consolidating printing facilities.

ALJ Segment Adjusted EBITDA

ALJ segment adjusted EBITDA for the six months ended March 31, 2019 was ($1.4) million compared to segment adjusted EBITDA of ($1.1) million for the six months ended March 31, 2018.  ALJ segment adjusted EBITDA for six months ended March 31, 2019 was impacted by increased headcount.

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

Liquidity and Capital Resources

Historically, our principal sources of liquidity have been cash provided by operations and borrowings under various debt arrangements.  At March 31, 2019, our principal sources of liquidity included cash and cash equivalents of $7.5 million and an available borrowing capacity of $11.9 million on our line of credit.  Our principal uses of cash have been for acquisitions, capital expenditures to support Faneuil’s customers, and to pay down debt.  We anticipate these uses will continue to be our principal uses of liquidity in the future.

Global financial and credit markets have been volatile in recent years, and future adverse conditions of these markets could negatively affect our ability to secure funds or raise capital at a reasonable cost or at all.  For additional discussion of our various debt arrangements see Contractual Obligations below.

In summary, our cash flows for each period were as follows:

	Six Months Ended March 31,
(in thousands)	2019	2018
Cash provided by operating activities	$16,080	$10,126
Cash used for investing activities	(10,207)	(10,684)
Cash used for financing activities	(332)	(2,125)
Change in cash and cash equivalents	$5,541	$(2,683)

We recognized net income of $1.1 million for the six months ended March 31, 2019 and generated cash from operating activities of $16.1 million, offset by cash used for investing activities of $10.2 million and financing activities of $0.3 million.

We recognized net loss of $5.7 million for the six months ended March 31, 2018, and generated cash from operating activities of $10.1 million, offset by cash used for investing activities of $10.7 million and financing activities of $2.1 million.

Operating Activities

Cash provided by operating activities of $16.1 million during the six months ended March 31, 2019 was the result of $1.1 million net income, $9.9 million addback of net non-cash expenses, and $5.1 million of net cash used for changes in operating assets and liabilities.  The most significant components of net non-cash expenses were depreciation and amortization expense of $9.3 million, stock-based compensation of $0.4 million, and amortization of deferred loan costs of $0.4 million, offset by $0.2 million of disposal of assets and other gain.  The most significant components of changes in operating assets and liabilities included accounts receivable of $8.0 million, which provided cash, offset by accounts payable of $1.8 million and deferred revenue and customer deposits of $1.6 million, which used cash.

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

Investing Activities

For the six months ended March 31, 2019, our investing activities used $10.2 million of cash, of which $1.0 million was the final payment for our Printing Components Business acquisition, $8.0 million was used to purchase equipment, software and leasehold improvements for Faneuil’s new and existing customers, and $1.5 million was used to purchase capital equipment in the normal course of operations, partially offset by $0.3 million proceeds received from the sale of equipment.

For the six months ended March 31, 2018, our investing activities used $10.7 million, of which $9.0 million was for our Printing Components Business acquisition, and $2.1 million was to purchase capital equipment in the normal course of operations, offset by $0.4 million cash proceeds from the sale of assets.

Financing Activities

For the six months ended March 31, 2019, our financing activities used $0.3 million of cash. Net proceeds from our line of credit and term loan provided $1.8 million and $5.0 million, respectively.  Financing activities which used cash included $5.1 million to pay down our term loan, $1.6 million for capital lease payments, and $0.4 million for debt issuance costs.

For the six months ended March 31, 2018, our financing activities used $2.1 million of cash.  Financing activities which used cash included $8.7 million to pay down our term loan, $1.0 million to pay down our line of credit, $1.3 million for capital lease payments, and $0.3 million for debt and stock issuance costs.  Proceeds from our amended term loan provided $7.5 million.  Proceeds from the issuance of common stock and exercise of stock options provided $1.5 million and $0.3 million, respectively. Proceeds from the amended term loan and issuance of common stock were used to fund our Printing Components Business acquisition.

Contractual Obligations

The following table summarizes our significant contractual obligations at March 31, 2019, and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments due by Period
		Less Than	One – Three	Four – Five	More than Five
(in thousands)	Total	One Year	Years	Years	Years
Term loan(1)	$85,182	$8,200	$24,600	$52,382	$—
Operating lease obligations(2)	35,279	5,703	11,348	18,228	—
Line of credit(1)	10,500	—	—	10,500	—
Capital lease obligations(1)	5,753	2,510	2,833	410	—
Equipment financing agreement(1)	3,744	1,303	2,441	—	—
Leasehold improvement obligations(2)	1,500	1,500	—	—	—
Other liabilities (3)	2,220	930	1,290	—	—
Total contractual cash obligations(4)	$144,178	$20,146	$42,512	$81,520	$—

(1)	Refer to “Part I, Item 1. Financial Statements – Note 7. Debt.”
(2)	Refer to “Part I, Item 1. Financial Statements – Note 8. Commitments and Contingencies.”
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

Off-Balance Sheet Arrangements

As of March 31, 2019, we had two types of off-balance sheet arrangements.

Surety Bonds.  As part of Faneuil’s normal course of operations, certain customers require surety bonds guaranteeing the performance of a contract.  As of March 31, 2019, the face value of such surety bonds, which represents the maximum cash payments that Faneuil would have to make under certain circumstances of non-performance, was approximately $26.3 million.

Letters of Credit.  ALJ had letters of credit totaling $3.3 million outstanding as of March 31, 2019.

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

For a complete summary of our significant accounting policies, please refer to Note 2, “Summary of Significant Accounting Policies,” included with our audited financial statements and notes thereto for the years ended September 30, 2018 and 2017, filed with the Securities and Exchange Commission on December 17, 2018.  There were no material changes to significant accounting policies during the six months ended March 31, 2019.

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

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

Litigation, Claims, and Assessments

Faneuil, Inc. v. 3M Company

On September 22, 2016, Faneuil filed a complaint against 3M Company (“3M”) in the Circuit Court for the City of Richmond, Virginia (the “Richmond Circuit Court”).  The dispute arose out of a subcontract entered into between 3M and Faneuil in relation to a toll road project in Portsmouth, Virginia.  In its complaint, Faneuil sought recovery of $5.1 million based on three causes of action: breach of contract, breach of the implied covenant of good faith and fair dealing, and unjust enrichment.

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

The matter was tried in a bench trial from April 30, 2018 through May 2, 2018.  On May 15, 2018, the Richmond Circuit Court   issued its opinion, which dismissed both Faneuil’s complaint and 3M’s counterclaim with prejudice.  No monetary damages were awarded to either Faneuil or 3M.   As a result of the Richmond Circuit Court’s opinion, ALJ recorded a non-cash litigation loss of $2.9 million (the outstanding unreserved receivable from 3M), which was included with selling, general and administrative expense during the year ended September 30, 2018. Faneuil has filed an appeal of the Richmond Circuit Court’s judgment. The parties have fully briefed the merits of Faneuil’s appeal and are waiting for the court to set the date for oral argument at this time.

Marshall v. Faneuil, Inc.

On July 31, 2017, plaintiff Donna Marshall (“Marshall”) filed a proposed class action lawsuit in the Superior Court of the State of California for the County of Sacramento against Faneuil and ALJ. Marshall, a previously terminated Faneuil employee, alleges various California state law employment-related claims against Faneuil.  Faneuil has answered the complaint and removed the matter to the United States District Court for the Eastern District of California; however, Marshall filed a motion to remand the case back to state court, which has been granted.  The case is in early discovery at this time. Faneuil believes this action is without merit and intends to defend it vigorously.

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

Other Litigation

The Company has been named in, and from time to time may become named in, various other lawsuits or threatened actions that are incidental to our ordinary business. Litigation is inherently unpredictable. Any claims against the Company, whether meritorious or not, could be time-consuming, cause the Company to incur costs and expenses, require significant amounts of management time and result in the diversion of significant operational resources. The results of these lawsuits and actions cannot be predicted with certainty.  The Company concluded as of March 31, 2019 that the ultimate resolution of these matters (including the matters described above) will not have a material adverse effect on the Company’s business, consolidated financial position, results of operations or cash flows.

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

As of March 31, 2019, $95.7 million of our current borrowings under the Cerberus Term Loan, Cerberus/PNC Revolver, and potential future borrowings are, and may continue to be, at variable rates of interest, tied to LIBOR or the Prime Rate of interest, thus exposing us to interest rate risk. Such rates tend to fluctuate based on general economic conditions, general interest rates, Federal Reserve rates and the supply of and demand for credit in the relevant interbanking market. In recent years, the Fed has incrementally raised the target range for the federal funds rate, with additional increases expected to come over the next year. Increases in the interest rate generally, and particularly when coupled with any significant variable rate indebtedness, could materially adversely impact our interest expenses. If interest rates continue increasing, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. For example, if interest rates increased in the future by 100 basis points, based on our current borrowings as of March 31, 2019, we would incur approximately an additional $1.0 million per year in interest expense.

We may not receive the full amounts estimated under the contracts in our backlog, which could reduce our revenue in future periods below the levels anticipated. This makes backlog an uncertain indicator of future operating results.

As of March 31, 2019, each of our subsidiaries had a significant backlog.  Our backlog is typically subject to large variations from quarter to quarter and comparisons of backlog from period to period are not necessarily indicative of future revenue. The contracts comprising our backlog may not result in actual revenue in any particular period or at all, and the actual revenue from such contracts may differ from our backlog estimates. The timing of receipt of revenue, if any, for projects included in backlog could change because many factors affect the scheduling of projects. In certain instances, customers may have the right to cancel, reduce or defer amounts that we have in our backlog, which could negatively affect our future revenue.  The failure to realize all amounts in our backlog could adversely affect our revenue and gross margins. As a result, our subsidiaries’ backlog as of any particular date may not be an accurate indicator of our future revenue or earnings.

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

Our executive officers and directors and their affiliated entities together beneficially own a majority of our outstanding common stock, and our Executive Chairman owns approximately 37.7% of our outstanding common stock as of March 31, 2019. As a result, these stockholders, if they act together or in a block, could have significant influence over most matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions, even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

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

Your share ownership may be diluted by the issuance of additional shares of our common or preferred stock or securities convertible into common or preferred stock in the future. As of March 31, 2019, a total of 1,654,000 shares of our common stock are issuable pursuant to outstanding options issued by us at a weighted-average exercise price of $3.39.  It is probable that options to purchase our common stock will be exercised during their respective terms if the fair market value of our common stock exceeds the exercise price of the particular option. If the stock options are exercised, your share ownership will be diluted.  Additionally, options to purchase up to 1,280,000 shares of ALJ common stock are available for grant under our existing equity compensation plans as of March 31, 2019.

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

ALJ Regional Holdings, Inc.

Date: May 13, 2019
/s/ Jess Ravich
Jess Ravich
Executive Chairman
(Principal Executive Officer)

Date: May 13, 2019
/s/ Brian Hartman
Brian Hartman
Chief Financial Officer
(Principal Financial Officer)