Form 10-Q
period 2019-06-30
ALJ REGIONAL HOLDINGS INC
filed 2019-08-12
CIK 1438731

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2019

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

The number of shares of common stock, $0.01 par value per share, outstanding as of July 31, 2019 was 41,921,299.

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

ALJ REGIONAL HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED JUNE 30, 2019

PART I.  FINANCIAL INFORMATION

Item 1 - Financial Statements

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	June 30,	September 30,
	2019	2018
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,971	$2,000
Accounts receivable, net of allowance for doubtful accounts of $132 ($208 at September 30, 2018)	43,727	46,383
Inventories, net	7,488	7,656
Prepaid expenses and other current assets	5,684	5,504
Assets held for sale	—	222
Total current assets	59,870	61,765
Property and equipment, net	72,604	60,162
Goodwill	56,372	56,372
Intangible assets, net	38,530	42,400
Collateral deposits, less current portion	695	695
Deferred tax asset, net	4,013	7,639
Other assets	1,652	2,435
Total assets	$233,736	$231,468
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,306	$12,692
Accrued expenses	15,612	14,371
Income taxes payable	370	204
Deferred revenue and customer deposits	2,716	3,179
Current portion of term loans, net of deferred loan costs	9,091	8,595
Current portion of capital lease obligations	2,472	2,909
Current portion of workers’ compensation reserve	923	1,000
Other current liabilities	69	1,003
Total current liabilities	43,559	43,953
Line of credit, net of deferred loan costs	13,163	8,594
Term loans, less current portion, net of deferred loan costs	75,904	74,795
Deferred revenue, less current portion	2,228	1,374
Workers’ compensation reserve, less current portion	1,290	1,508
Capital lease obligations, less current portion	2,908	4,427
Other non-current liabilities	9,125	5,289
Total liabilities	148,177	139,940
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $0.01 par value; authorized – 100,000 shares; 38,026 and 38,111 shares issued and outstanding at June 30, 2019 and September 30, 2018, respectively	380	381
Additional paid-in capital	279,680	279,575
Accumulated deficit	(194,501)	(188,428)
Total stockholders’ equity	85,559	91,528
Total liabilities and stockholders’ equity	$233,736	$231,468

See accompanying notes

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
Net revenue	$84,225	$89,660	$266,005	$279,719
Costs and expenses:
Cost of revenue	67,030	67,778	207,596	216,927
Selling, general and administrative expense	18,037	21,058	52,510	59,418
Disposal of assets and other gain	2	59	(221)	(173)
Total operating expenses	85,069	88,895	259,885	276,172
Operating (loss) income	(844)	765	6,120	3,547
Other expense:
Interest expense, net	(2,701)	(2,526)	(8,041)	(7,979)
Total other expense	(2,701)	(2,526)	(8,041)	(7,979)
Loss before income taxes	(3,545)	(1,761)	(1,921)	(4,432)
Provision for income taxes	(3,662)	(1,135)	(4,152)	(4,122)
Net loss	$(7,207)	$(2,896)	$(6,073)	$(8,554)
Loss per share of common stock–basic and diluted	$(0.19)	$(0.08)	$(0.16)	$(0.23)
Weighted average shares of common stock outstanding– basic and diluted	38,026	37,921	38,034	37,801

See accompanying notes

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Nine Months Ended June 30,
	2019	2018
Operating activities
Net loss	$(6,073)	$(8,554)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization - cost of revenue	3,493	4,168
Depreciation and amortization - selling, general and administrative expense	11,388	10,233
Stock-based compensation expense	556	812
Provision for bad debts and obsolete inventory	68	232
Deferred income taxes	3,626	3,883
Litigation loss	—	2,910
Disposal of assets and other gain	(221)	(173)
Amortization of deferred loan costs	555	978
Changes in operating assets and liabilities:
Accounts receivable, net	2,685	3,936
Inventories, net	71	2,612
Prepaid expenses, collateral deposits, and other current assets	(180)	474
Other assets	783	1,393
Accounts payable	(386)	(619)
Accrued expenses	1,539	(205)
Income tax payable	166	(195)
Deferred revenue and customer deposits	391	(3,291)
Other current liabilities	(11)	(137)
Other liabilities	(954)	(535)
Cash provided by operating activities	17,496	17,922
Investing activities
Acquisitions, net of cash acquired	(1,000)	(9,000)
Proceeds from sales of assets	317	408
Capital expenditures	(15,096)	(3,100)
Cash used for investing activities	(15,779)	(11,692)
Financing activities
Net proceeds (payments) on line of credit	4,588	(2,500)
Payments on term loans	(7,477)	(11,152)
Proceeds from term loan	5,000	7,500
Proceeds from issuance of common stock	—	1,500
Proceeds from stock option exercise	—	278
Debt and common stock issuance costs	(552)	(482)
Payments on capital leases	(2,305)	(2,025)
Cash used for financing activities	(746)	(6,881)
Change in cash and cash equivalents	971	(651)
Cash and cash equivalents at beginning of period	2,000	5,630
Cash and cash equivalents at end of period	$2,971	$4,979
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Taxes	$841	$883
Interest	$7,399	$6,894
Non-cash investing and financing activities:
Capital equipment purchases financed with capital leases	$349	$2,914
Capital equipment purchases financed with term loan	$4,060	$—
Construction in process funded by landlord tenant improvement allowance	$4,572	$—

See accompanying notes

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

(in thousands)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
Common stock
Balance, beginning of period	$380	$379	$381	$371
Common stock issued	—	—	—	8
Common stock retired	—	—	(1)	—
Balance, end of period	$380	$379	$380	$379
Additional paid in capital
Balance, beginning of period	$279,596	$278,881	$279,575	$276,478
Common stock issued, net of issuance costs	—	5	—	2,050
Stock-based compensation expense - options	84	142	252	500
Common stock retired	—	—	(147)	—
Balance, end of period	$279,680	$279,028	$279,680	$279,028
Accumulated deficit
Balance, beginning of period	$(187,294)	$(186,754)	$(188,428)	$(181,096)
Net loss	(7,207)	(2,896)	(6,073)	(8,554)
Balance, end of period	$(194,501)	$(189,650)	$(194,501)	$(189,650)
Total stockholders' equity	$85,559	$89,757	$85,559	$89,757

See accompanying notes

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BASIS OF PRESENTATION

Organization

ALJ Regional Holdings, Inc. (including subsidiaries, referred to collectively in this Report as “ALJ,” the “Company” or “we”) is a holding company.  ALJ’s primary assets as of June 30, 2019 were all of the outstanding capital stock of the following companies:

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

The Company has made estimates and judgments affecting the amounts reported in its condensed consolidated financial statements and the accompanying notes.  Significant estimates and assumptions by management are used for, but are not limited to, revenue recognition, including estimated customer lives, determining the fair value of assets and liabilities, including intangible assets acquired and allocation of acquisition purchase prices, estimated useful lives, recoverability of long-lived and intangible assets, the recoverability of goodwill, the realizability of deferred tax assets, stock-based compensation, the likelihood of material loss as a result of loss contingencies, the allowance for doubtful accounts and inventory reserves, and calculation of insurance reserves.  Actual results may differ materially from estimates. The interim financial information is unaudited but reflects all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly ALJ’s results of operations and financial position for the interim period.  The results of operations for the three and nine months ended June 30, 2019, are not necessarily indicative of the results expected for future quarters or the full year.

For a complete summary of ALJ’s significant accounting policies, please refer to Note 2, “Summary of Significant Accounting Policies,” included with ALJ’s audited financial statements and notes thereto for the years ended September 30, 2018 and 2017 contained in its Annual Report on Form 10-K, filed with the SEC on December 17, 2018.  There were no material changes to ALJ’s significant accounting policies during the nine months ended June 30, 2019.

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

–

Phase II, which overlaps with Phase I and was started in January 2018, includes a more detailed analysis, including the development of revenue recognition models, data analysis, analyzing implementation options, and finalizing a transition method.  Phase II analysis for certain revenue streams was completed by December 31, 2018, with the remaining revenue streams expected to be completed by September 30, 2019.

–

Phase III includes identification of system requirements, changes to internal controls and business processes, and final implementation.  Phase III is on target and expected to be completed by September 30, 2019.

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

As part of the Printing Components Business acquisition, Phoenix and LSC entered into a supply agreement (as amended from time to time, the “Supply Agreement”).  Pursuant to the Supply Agreement, LSC agreed to purchase from Phoenix its print requirements to continue servicing certain of its customers, buy minimum amounts of certain components from Phoenix, and provide Phoenix with a right of last refusal to supply certain non-component work.

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

The Printing Components Business recorded $3.2 million and $10.2 million of net revenue during the three and nine months ended June 30, 2019, respectively, and $3.1 million and $11.2 million during the three and nine months ended June 30, 2018, respectively.  Because the Printing Components Business was closely aligned with Phoenix’s existing business, including the overlap of customers, its operations were immediately integrated into Phoenix’s operations, and financial metrics other than net revenue were not separately tracked, and therefore, not disclosed.

During the three and nine months ended June 30, 2018, the Company incurred $0 and $0.1 million of acquisition-related expenses in connection with the Printing Components Business acquisition, which were expensed to selling, general and administrative expense.

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

Faneuil.  The percentage of Faneuil net revenue derived from its significant customers was as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
Customer A	14.6%	16.4%	14.0%	15.1%
Customer B	11.3	11.8	10.6	10.5
Customer C	**	**	11.8	11.8

**	Less than 10% of Faneuil net revenue.

Trade receivables from these customers totaled $5.9 million on June 30, 2019.  As of June 30, 2019, all Faneuil accounts receivable were unsecured.  The risk with respect to accounts receivable is mitigated by credit evaluations performed on customers and the short duration of payment terms extended to customers.

Carpets.  The percentage of Carpets net revenue derived from its significant customers was as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
Customer A	33.6%	19.9%	28.9%	20.5%
Customer B	24.5	27.9	28.4	28.3
Customer C	21.7	19.3	21.3	21.8

Trade receivables from these customers totaled $2.3 million on June 30, 2019.  As of June 30, 2019, all Carpets accounts receivable were unsecured.  The risk with respect to accounts receivable is mitigated by credit evaluations performed on customers and the short duration of payment terms extended to customers.

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Phoenix.  The percentage of Phoenix net revenue derived from its significant customers was as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
Customer A	22.1%	16.8%	20.1%	17.1%
Customer B	17.2	16.7	19.8	18.0
Customer C	13.4	11.4	11.4	**
Customer D	13.0	10.9	12.1	10.4

**	Less than 10% of Phoenix net revenue.

Trade receivables from these customers totaled $6.4 million on June 30, 2019.  As of June 30, 2019, all Phoenix accounts receivable were unsecured.  The risk with respect to accounts receivable is mitigated by credit evaluations performed on customers and the short duration of payment terms extended to customers.

Supplier Risk

ALJ did not have any suppliers that represented more than 10% of consolidated inventory purchases.  However, two of ALJ’s segments had suppliers that represented more than 10% of their respective inventory purchases, as described below.

Carpets.  The percentage of Carpets inventory purchases from its significant suppliers was as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
Supplier A	20.9%	**	17.5%	**
Supplier B	16.7	21.9	20.7	19.2
Supplier C	11.9	22.2	14.6	22.7
Supplier D	**	14.4	**	13.9

**	Less than 10% of Carpets inventory purchases.

If these suppliers were unable to provide materials on a timely basis, Carpets management believes alternative suppliers could provide the required materials with minimal disruption to the business.

Phoenix.  The percentage of Phoenix inventory purchases from one significant supplier was 19.6% and 23.8% for the three and nine months ended June 30, 2019, respectively, and 22.9% and 27.5% for the three and nine months ended June 30, 2018, respectively.

If this supplier was unable to provide materials on a timely basis, Phoenix management believes alternative suppliers could provide the required supplies with minimal disruption to the business.

5. COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

Accounts Receivable, Net

The following table summarizes accounts receivable at the end of each reporting period:

	June 30,	September 30,
(in thousands)	2019	2018
Accounts receivable	$42,199	$42,815
Unbilled receivables	1,660	3,776
Accounts receivable	43,859	46,591
Less: allowance for doubtful accounts	(132)	(208)
Accounts receivable, net	$43,727	$46,383

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Inventories, Net

The following table summarizes inventories at the end of each reporting period:

	June 30,	September 30,
(in thousands)	2019	2018
Raw materials	$4,008	$4,017
Semi-finished goods/work in process	2,401	2,298
Finished goods	1,402	1,566
Inventories	7,811	7,881
Less: allowance for obsolete inventory	(323)	(225)
Inventories, net	$7,488	$7,656

Property and Equipment

The following table summarizes property and equipment at the end of each reporting period:

	June 30,	September 30,
(in thousands)	2019	2018
Leasehold improvements	$31,371	$9,334
Machinery and equipment	29,918	24,900
Building and improvements	17,035	16,459
Software	16,039	15,749
Computer and office equipment	12,700	11,319
Land	9,267	9,267
Furniture and fixtures	7,302	3,834
Construction and equipment in process	1,249	10,627
Vehicles	375	342
Property and equipment	125,256	101,831
Less: accumulated depreciation and amortization	(52,652)	(41,669)
Property and equipment, net	$72,604	$60,162

Property and equipment depreciation and amortization expense, including amounts related to capitalized leased assets, was $4.4 million and $3.3 million for the three months ended June 30, 2019 and 2018, respectively, and $11.0 million and $10.3 million for the nine months ended June 30, 2019 and 2018, respectively.

Goodwill

The following table summarizes goodwill by reportable segment at the end of each reporting period:

	June 30,	September 30,
(in thousands)	2019	2018
Faneuil	$21,276	$21,276
Carpets	2,555	2,555
Phoenix	32,541	32,541
Goodwill	$56,372	$56,372

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Intangible Assets

The following table summarizes identified intangible assets at the end of each reporting period:

	June 30, 2019			September 30, 2018
(in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer relationships	$34,400	$(12,491)	$21,909	$34,400	$(10,329)	$24,071
Trade names	10,760	(1,896)	8,864	10,760	(1,573)	9,187
Supply agreements/contract backlog	10,358	(2,898)	7,460	10,358	(1,836)	8,522
Internal software	580	(551)	29	580	(479)	101
Non-compete agreements	520	(252)	268	2,330	(1,811)	519
Totals	$56,618	$(18,088)	$38,530	$58,428	$(16,028)	$42,400

Intangible asset amortization expense was $1.3 million and $1.4 million for the three months ended June 30, 2019 and 2018, respectively, and $3.9 million and $4.1 million for the nine months ended June 30, 2019 and 2018, respectively.

The following table presents expected future amortization expense for the remainder of fiscal 2019 and yearly thereafter:

(in thousands)	Estimated Future Amortization
Remainder of Fiscal 2019	$1,230
Fiscal 2020	4,800
Fiscal 2021	4,485
Fiscal 2022	4,067
Fiscal 2023	4,067
Thereafter	19,881
Total	$38,530

Debt

The following table summarizes ALJ’s line of credit, term loan, and equipment financing at the end of each reporting period:

	June 30,	September 30,
(in thousands)	2019	2018
Line of credit:
Line of credit	$13,327	$8,739
Less: deferred loan costs	(164)	(145)
Line of credit, net of deferred loan costs	$13,163	$8,594
Current portion of term loans:
Current portion of term loan	$8,200	$9,470
Current portion of equipment financing	1,319	—
Less: deferred loan costs	(428)	(875)
Current portion of term loans, net of deferred loan costs	$9,091	$8,595
Term loans, less current portion:
Term loans, less current portion	$74,933	$75,504
Equipment financing, less current portion	2,105	—
Less: deferred loan costs	(1,134)	(709)
Term loans, less current portion, net of deferred loan costs	$75,904	$74,795

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Accrued Expenses

The following table summarizes accrued expenses at the end of each reporting period:

	June 30,	September 30,
(in thousands)	2019	2018
Accrued compensation and related taxes	$7,138	$7,275
Professional fees and other	2,642	1,123
Call center buildout	2,099	2,700
Rebates payable	1,485	1,491
Interest payable	763	676
Medical and benefit-related payables	730	609
Accrued board of director fees	521	130
Deferred rent	120	174
Sales tax payable	114	193
Total accrued expenses	$15,612	$14,371

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

Phoenix. Phoenix maintains a fully insured plan for workers’ compensation claims.

6. LOSS PER SHARE

The following table summarizes basic and diluted loss per share of common stock for each period presented:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands, except per share amounts)	2019	2018	2019	2018
Net loss	$(7,207)	$(2,896)	$(6,073)	$(8,554)
Weighted average shares of common stock outstanding - basic and diluted	38,026	37,921	38,034	37,801
Loss per share of common stock–basic and diluted	$(0.19)	$(0.08)	$(0.16)	$(0.23)

ALJ computed basic loss per share of common stock using net loss divided by the weighted average number of shares of common stock outstanding during the period.  ALJ computed diluted loss per share of common stock using net loss divided by the weighted average number of shares of common stock outstanding plus potentially dilutive shares of common stock outstanding during the period. Potentially dilutive shares issuable upon exercise of options to purchase common stock were determined by applying the treasury stock method to the assumed exercise of outstanding stock options.

Stock options to purchase less than 1.7 million and 1.6 million shares of common stock were not considered in calculating ALJ’s diluted loss per common share for the three and nine months ended June 30, 2019, and the three and nine months ended June 30, 2018, respectively, as their effect would be anti-dilutive.

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

The Financing Agreement and amendments thereto are summarized below (in thousands):

Description	Use of Proceeds	Origination Date	Interest Rate *	Quarterly Payments	Balance at June 30, 2019
Term Loan:
Financing Agreement	Phoenix acquisition	August 2015	9.00% to 9.28%	$1,610	$65,283
First Amendment	Color Optics acquisition	July 2016	9.00% to 9.28%	175	7,111
Third Amendment	Printing Components Business acquisition	October 2017	9.00% to 9.28%	151	6,102
Fourth Amendment	Working capital	November 2018	9.00% to 9.28%	114	4,637
			Totals	$2,050	$83,133
Line of Credit:
Cerberus/PNC Revolver (includes Second Amendment)	Working capital	August 2015	11.00% to 11.25%	$—	$13,327

*	Range of annual interest rates accrued during the nine months ended June 30, 2019.

Interest payments are due in arrears on the first day of each month.  Quarterly principal payments are due on the last day of each fiscal quarter.  Annual principal payments equal to 75% of ALJ’s excess cash flow (“ECF”), as defined in the Financing Agreement, are due upon delivery of the annual audited financial statements.  During December 2018 and December 2017, ALJ made ECF payments of $0.3 million and $4.1 million, respectively.  During the nine months ended June 30, 2019, ALJ made mandatory payments of $0.4 million as a result of receiving proceeds from sales of assets.  A final balloon payment is due on the Amended Maturity Date.  There is a prepayment penalty equal to 3%, 2%, and 1% if the Cerberus Term Loan is repaid within the first, second, and third year anniversary of the Fourth Amendment.  ALJ may make payments of up to $7.0 million against the loan with no penalty.

The Cerberus Debt is secured by substantially all the Company’s assets and imposes certain limitations on the Company, including its ability to incur debt, grant liens, initiate certain investments, declare dividends and dispose of assets.  The Cerberus Debt also requires ALJ to comply with certain debt covenants.  As of June 30, 2019, ALJ was in compliance with all debt covenants and had unused borrowing capacity of $8.5 million.

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Backstop Letter Agreement

On November 28, 2018, in connection with the Fourth Amendment, the Company entered into a Backstop Letter Agreement with Jess Ravich, the Company’s Executive Chairman.  Pursuant to the Backstop Letter Agreement, Mr. Ravich will provide a “backstop” that would enable the Company to satisfy the Alternative Financing Requirement by agreeing, if the Company is unable to locate alternative financing on terms, conditions and timing reasonably acceptable to it, and if required by the Collateral Agent.  In consideration of Mr. Ravich entering into such backstop arrangement, the Company’s Audit Committee and independent directors reviewed, approved and agreed to a backstop fee package, pursuant to which the Company would (i) pay to Mr. Ravich’s trust a one-time backstop fee of $0.1 million, and (ii) if the purchase of such subordinated debt is required by the Collateral Agent and the Company has failed to secure a financing alternative more advantageous to the Company, issue to Mr. Ravich’s trust a five-year warrant (the “Warrant”) to purchase 1.5 million shares of ALJ common stock at an exercise price equal to the average closing price of the Company’s common stock as reported on The Nasdaq Stock Market for the 30 trading days preceding the warrant issuance date.  In February 2019, the Company determined that the possibility of the conditions set forth in the Backstop Letter Agreement requiring the issuance of the Warrant by the Company to Mr. Ravich’s trust were remote.

Initially, ALJ recorded the backstop fee and other fees incurred in connection with the Backstop Letter Agreement, which totaled approximately $0.1 million, as a current asset.  ALJ expensed the associated fees, which totaled approximately $0.1 million, to selling, general and administrative expense during the nine months ended June 30, 2019 as the likelihood that ALJ would be required to issue the Warrant was deemed remote.

Loan Amendment Fees

ALJ accounted for the Fourth Amendment as a debt modification pursuant to ASC 470, Debt.  During the nine months ended June 30, 2019, ALJ paid $0.6 million of legal and other fees, of which $0.4 million were added to deferred loan costs and are being amortized to interest expense through the Amended Maturity Date.  The remaining $0.2 million were expensed to selling, general and administrative expense.

During the nine months ended June 30, 2018, in connection with the Third Amendment to the Financing Agreement, ALJ paid legal and other fees totaling $0.3 million, which were added to deferred loan costs and are being amortized to interest expense through the Amended Maturity Date.

Contingent Loan Costs

Pursuant to the Second Amendment to the Financing Agreement, ALJ is required to pay a fee (a “Contingent Payment”) in each of three consecutive annual periods which began on May 27, 2018, if at any time during each annual period there are any amounts outstanding on the Cerberus/PNC Revolver.   Such Contingent Payments become due and payable on the first day within each annual period there is an outstanding balance on the Cerberus/PNC Revolver.  During May 2018, ALJ paid the first Contingent Payment, which was added to deferred loan costs and was amortized to interest expense through April 30, 2019.  During May 2019, ALJ paid the second Contingent Payment, which was added to deferred loan costs and is being amortized to interest expense through April 30, 2020.

In July 2019, ALJ entered into the Fifth Amendment to the Financing Agreement.  See Note 13.

Equipment Financing

In December 2018, Phoenix purchased a Heidelberg Press for $4.1 million pursuant to an equipment financing agreement (the “Equipment Financing”).   The Equipment Financing term is 36 months, requires monthly principal and interest payments, accrues interest at 4.94% per year, and is secured by the Heidelberg Press.

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Estimated Future Minimum Principal Payments

Estimated future minimum principal payments for the Cerberus Debt and Equipment Financing are as follows (in thousands):

Year Ending June 30,	Equipment Financing	Cerberus Debt	Total
2020	$1,319	$8,200	$9,519
2021	1,386	8,200	9,586
2022	719	8,200	8,919
2023	—	8,200	8,200
2024*	—	63,660	63,660
Total	$3,424	$96,460	$99,884

*	The majority of this amount is the final balloon payment due on the Amended Maturity Date.

Capital Lease Obligations

Faneuil and Phoenix lease equipment under non-cancelable capital leases. As of June 30, 2019, future minimum payments under non-cancelable capital leases with initial or remaining terms of one year or more are as follows (in thousands):

Year Ending June 30,	Estimated Future Payments
2020	$2,650
2021	1,610
2022	647
2023	535
2024	301
Total minimum required payments	5,743
Less: current portion of capital lease obligations	(2,472)
Less: imputed interest	(363)
Capital lease obligations, less current portion	$2,908

8. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases real estate, equipment, and vehicles under non-cancellable operating leases. As of June 30, 2019, future minimum rental commitments and sublease income under non-cancellable leases were as follows (in thousands):

Year Ending June 30,	Future Minimum Lease Payments	Lease Income	Net
2020	$6,689	$(499)	$6,190
2021	5,658	—	5,658
2022	4,648	—	4,648
2023	4,375	—	4,375
2024	4,406	—	4,406
Thereafter	19,644	—	19,644
Total	$45,420	$(499)	$44,921

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Employment Agreements

ALJ maintains employment agreements with certain key executive officers that provide for a base salary and an annual bonus, with annual bonus amounts to be determined by the Board of Directors.  The agreements also provide for termination payments, which includes base salary, performance bonus, medical premiums, stock options, non-competition provisions, and other terms and conditions of employment.  As of June 30, 2019, termination payments related to base salary and medical premiums totaled $1.2 million.  In July 2019, ALJ entered into a new employment agreement.  See Note 13.

Surety Bonds

As part of Faneuil’s normal course of operations, certain customers require surety bonds guaranteeing the performance of a contract.  As of June 30, 2019, the face value of such surety bonds, which represents the maximum cash payments that Faneuil’s surety would be obligated to pay under certain circumstances of non-performance, was $25.8 million.  To date, Faneuil has not made any non-performance payments to any of its sureties.

Letters of Credit

The Company had letters of credit totaling $3.6 million outstanding as of June 30, 2019.

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

Marshall v. Faneuil, Inc.

On July 31, 2017, plaintiff Donna Marshall (“Marshall”), filed a proposed class action lawsuit in the Superior Court of the State of California for the County of Sacramento against Faneuil and ALJ. Marshall, a previously terminated Faneuil employee, alleges various California state law employment-related claims against Faneuil.  Faneuil has answered the complaint and removed the matter to the United States District Court for the Eastern District of California; however, Marshall filed a motion to remand the case back to state court, which has been granted.  In connection with the above, an amended complaint was filed by certain plaintiffs to add a claim for penalties under the California Private Attorneys General Act.  The case is in early discovery at this time. Faneuil believes this action is without merit and intends to defend it vigorously.

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

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Other Litigation

The Company has been named in, and from time to time may become named in, various other lawsuits or threatened actions that are incidental to our ordinary business. Litigation is inherently unpredictable. Any claims against the Company, whether meritorious or not, could be time-consuming, cause the Company to incur costs and expenses, require significant amounts of management time and result in the diversion of significant operational resources. The results of these lawsuits and actions cannot be predicted with certainty.  The Company concluded as of June 30, 2019 that the ultimate resolution of these matters (including the matters described above) will not have a material adverse effect on the Company’s business, consolidated financial position, results of operations or cash flows.

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

9. EQUITY

Common Stock Activity during the Nine Months ended June 30, 2019

ALJ’s common stock activity for the nine months ended June 30, 2019 consisted of the following:

•

Retired 84,000 shares of common stock, which were received by ALJ as part of a settlement agreement related to Faneuil’s acquisition of certain customer management outsourcing business assets and liabilities (the “CMO Business”) in May 2017.  In connection with the settlement, ALJ recognized a $0.1 million gain during the nine months ended June 30, 2019, which was included with disposal of assets and other gain on the statement of operations.

In July 2019, ALJ issued additional shares of common stock.  See Note 13.

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

Stock-Based Compensation.

The following table sets forth the total stock-based compensation expense included in selling, general and administrative expense on the statement of operations:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Stock options	$84	$142	$252	$500
Common stock awards	101	107	304	312
Total stock-based compensation expense	$185	$249	$556	$812

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

At June 30, 2019, ALJ had approximately $0.4 million of total unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of approximately 1.3 years.

Stock Option Awards.  ALJ did not grant any options during the nine months ended June 30, 2019.  During the nine months ended June 30, 2018, ALJ granted an option to purchase 10,000 shares of ALJ common stock with a total estimated fair value of less than $0.1 million.  ALJ estimated the fair value of the option on the grant date using the Black-Scholes valuation model under the following assumptions:  weighted average expected option life of 6.0 years, weighted average expected volatility of 48.4%, expected dividend yield of 0%, and weighted-average risk-free interest rate of 2.1%.

The “intrinsic value” of options is the excess of the value of ALJ stock over the exercise price of such options.  The total intrinsic value of options outstanding (of which all are vested) was less than $0.1 million at June 30, 2019.

Common Stock Awards.  Members of ALJ’s Board of Directors receive a director compensation package that includes an annual common stock award.  In connection with such awards, ALJ recorded stock-based compensation expense of $0.1 million for both the three months ended June 30, 2019 and 2018, and $0.3 million for both the nine months ended June 30, 2019 and 2018.

10. INCOME TAX

ALJ recorded a non-cash deferred income tax expense of $3.6 million during the three and nine months ended June 30, 2019, the majority of which was to increase its deferred tax asset valuation allowance as a result of reduced taxable income projections.  The remaining provision for income taxes during the three and nine months ended June 30, 2019, and the three months ended June 30, 2018 was a result of generating state taxable income.  ALJ’s provision for income taxes for the nine months ended June 30, 2018 was impacted by the United States Tax Reform as discussed below.

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

Alternative Minimum Tax.  Effective January 1, 2018, the Tax Reform Law eliminates the corporate alternative minimum tax (“AMT”) and provides for refunds of all remaining AMT credits.  The Company has evaluated its AMT carryover refund and continues to classify such refund as a deferred tax asset in the balance sheet at June 30, 2019.

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

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11. RELATED-PARTY TRANSACTIONS

Harland Clarke Holdings Corp. (“Harland Clarke”), a stockholder who owns ALJ shares in excess of five percent, had a contract with Faneuil to provide call center services for Harland Clarke’s banking-related products.  The contract completed in March 2019.  Faneuil recognized revenue from Harland Clarke totaling $0 and $0.1 million for the three and nine months ended June 30, 2019, and $0.1 million and $0.2 million for the three and nine months ended June 30, 2018, respectively. The associated cost of revenue was $0 and $0.1 million for the three and nine months ended June 30, 2019, and $0.1 million and $0.3 million for the three and nine months ended June 30, 2018, respectively.  All revenue from Harland Clarke contained similar terms and conditions as those found in other transactions of this nature entered into by Faneuil.  Total accounts receivable from Harland Clarke was $0  and $0.1 million at June 30, 2019 and September 30, 2018, respectively.

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

The following tables present ALJ’s segment information for the three and nine months ended June 30, 2019 and 2018:

	Three Months Ended June 30, 2019
(in thousands)	Faneuil	Carpets	Phoenix	ALJ	Total
Net revenue	$44,773	$12,763	$26,689	$—	$84,225

Segment adjusted EBITDA	$518	$478	$4,881	$(712)	$5,165
Depreciation and amortization					(5,598)
Interest expense					(2,701)
Lease payments in anticipation of facility shutdown					(73)
Stock-based compensation					(185)
Restructuring expenses					(66)
Acquisition-related expenses					(85)
Disposal of assets and other gain					(2)
Provision for income taxes					(3,662)
Net loss					$(7,207)

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Nine Months Ended June 30, 2019
(in thousands)	Faneuil	Carpets	Phoenix	ALJ	Total
Net revenue	$146,565	$37,213	$82,227	$—	$266,005

Segment adjusted EBITDA	$8,257	$910	$15,437	$(2,092)	$22,512
Depreciation and amortization					(14,881)
Interest expense					(8,041)
Lease payments in anticipation of facility shutdown					(517)
Stock-based compensation					(556)
Loan amendment fees					(337)
Restructuring expenses					(225)
Acquisition-related expenses					(97)
Disposal of assets and other gain					221
Provision for income taxes					(4,152)
Net loss					$(6,073)

	Three Months Ended June 30, 2018
(in thousands)	Faneuil	Carpets	Phoenix	ALJ	Total
Net revenue	$43,893	$18,013	$27,754	$—	$89,660

Segment adjusted EBITDA	$3,604	$582	$6,021	$(621)	$9,586
Depreciation and amortization					(4,718)
Interest expense					(2,526)
Litigation loss					(2,910)
Restructuring expenses					(779)
Stock-based compensation					(249)
Acquisition-related expenses					(106)
Disposal of assets and other gain					(59)
Provision for income taxes					(1,135)
Net loss					$(2,896)

	Nine Months Ended June 30, 2018
(in thousands)	Faneuil	Carpets	Phoenix	ALJ	Total
Net revenue	$143,320	$53,354	$83,045	$—	$279,719

Segment adjusted EBITDA	$10,229	$(384)	$15,640	$(1,717)	$23,768
Depreciation and amortization					(14,401)
Interest expense					(7,979)
Litigation loss					(2,910)
Restructuring expenses					(2,042)
Stock-based compensation					(812)
Acquisition-related expenses					(229)
Disposal of assets and other gain					173
Provision for income taxes					(4,122)
Net loss					$(8,554)

Geographic Information

Substantially all of the Company’s assets were located in the United States.  Substantially all of the Company’s revenue was earned in the United States.

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13. SUBSEQUENT EVENTS

RDI Acquisition

On July 31, 2019, ALJ acquired Realtime Digital Innovations, LLC (the “RDI Acquisition”), an exclusive partner of Faneuil for the past 18 months providing workflow automation and business intelligence services. The RDI Acquisition is expected to provide Faneuil with a sustainable competitive advantage in the business process outsourcing space by allowing it to, among other things, (i) automate process workflows and business intelligence, (ii) generate labor efficiencies for existing programs, (iii) expand potential new client target entry points, (iv) improve overall customer experience, and (v) increase margin profiles through shorter sales cycles and software license sales.

The aggregate cash consideration for the RDI Acquisition paid at closing was $2.5 million, with earn-outs up to $7.5 million to be paid upon the achievement of certain financial metrics over a three-year period, subject to a guaranteed payout of $2.5 million. Faneuil plans to consolidate the RDI business under Faneuil’s corporate umbrella.

Fifth Amendment to Financing Agreement

On July 31, 2019, ALJ entered into the Fifth Amendment (the “Fifth Amendment”) to the Financing Agreement to support the continued growth of the Company and the associated increase in cash capital expenditures for Faneuil’s buildout of three new customer call centers, which will support anticipated growth.

The Fifth Amendment included, among other amendments, the following:

•	The creation of a $7.5 million seasonal revolver facility;
•	An increase from $15.0 million to $18.5 million of capital expenditures basket allocated for the buildout of Faneuil’s three new customer call centers;
•	An increase in the leverage ratio threshold from 3.50:1.00 to 3.75:1.00 for the fiscal quarters ended September 30, 2019 and December 31, 2019; and
•	Updates to certain definitions, representations and warranties to allow for the RDI Acquisition.

Common Stock Activity Subsequent to June 30, 2019

ALJ sold 3.9 million shares of common stock at $1.80 per share in connection with financing the RDI acquisition discussed above for total cash proceeds of $7.0 million.  Of the common shares sold, 2.2 million shares were to unaffiliated investors, 1.6 million shares were to ALJ’s Chief Executive Officer, and 0.1 million were to Faneuil’s President and Chief Executive Officer.  Each investor received 33% warrant coverage with a two-year term to purchase ALJ common stock at $1.80 per share.

Entry into Executive Employment Agreement with Jess Ravich

On July 29, 2019, the Company entered into an Employment Agreement (the “Employment Agreement”) with Jess Ravich. Prior to entering into the Employment Agreement, Mr. Ravich served as the Company’s Executive Chairman.  Pursuant to the Employment Agreement, Mr. Ravich will assume full-time responsibilities as the Company’s Chief Executive Officer until September 30, 2020 (the “Initial Term”), subject to subsequent automatic two-year renewals.  Mr. Ravich will continue to serve as the Company’s Chairman of the Board.  Mr. Ravich’s compensation includes (i) base salary of $0.2 million per year, of which a portion may be paid at the Company’s discretion through the issuance of the Company’s stock, (ii) annual incentive bonus based on consolidated adjusted EBITDA, and (iii) incentive bonus for any sale of a business of the Company as defined in the Employment Agreement.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition and cash flows. MD&A is organized as follows:

•	Overview. Discussion of our business and overall analysis of financial and other highlights affecting us to provide context for the remainder of MD&A.
•	Results of Operations. An analysis comparing our financial results for the three and nine months ended June 30, 2019 to the three and nine months ended June 30, 2018.
•

Liquidity and Capital Resources. An analysis comparing our cash flows for the nine months ended June 30, 2019 to the nine months ended June 30, 2018, and discussion of our financial condition and liquidity.

•	Contractual Obligations. Discussion of contractual obligations as of June 30, 2019.
•	Off-Balance Sheet Arrangements. Discussion of off-balance sheet arrangements as of June 30, 2019.
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

On July 31, 2019, ALJ acquired Realtime Digital Innovations, LLC (the “RDI Acquisition”), an exclusive partner of Faneuil for the past 18 months providing workflow automation and business intelligence services. The RDI Acquisition is expected to provide Faneuil with a sustainable competitive advantage in the business process outsourcing space by allowing it to, among other things, (i) automate process workflows and business intelligence, (ii) generate labor efficiencies for existing programs, (iii) expand potential new client target entry points, (iv) improve overall customer experience, and (v) increase margin profiles through shorter sales cycles and software license sales.

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

The following table sets forth certain condensed consolidated statements of operations data as a percentage of net revenue for each period as follows:

	Three Months Ended June 30, 2019		Three Months Ended June 30, 2018
		% of		% of
(in thousands, except per share amounts)	Dollars	Net Revenue	Dollars	Net Revenue
Net revenue (1)
Faneuil	$44,773	53.2%	$43,893	49.0%
Carpets	12,763	15.1	18,013	20.0
Phoenix	26,689	31.7	27,754	31.0
Consolidated net revenue	84,225	100.0	89,660	100.0
Cost of revenue (2)
Faneuil	36,898	82.4	33,092	75.4
Carpets	9,935	77.8	14,745	81.9
Phoenix (3)	20,197	75.7	19,941	71.8
Consolidated cost of revenue	67,030	79.6	67,778	75.6
Selling, general and administrative expense (2)
Faneuil	7,442	16.6	10,107	23.0
Carpets	2,350	18.4	2,700	15.0
Phoenix	3,017	11.3	3,931	14.2
ALJ	899	—	977	—
Consolidated selling, general and administrative expense	13,708	16.3	17,715	19.8
Depreciation and amortization (2)
Faneuil	3,611	8.1	2,517	5.7
Carpets	150	1.2	203	1.1
Phoenix (4)	568	2.1	623	2.2
Consolidated depreciation and amortization expense	4,329	5.1	3,343	3.7
Disposal of assets and other gain (5)	2	—	59	—
Total consolidated operating expenses (5)	85,069	101.0	88,895	99.1
Consolidated operating (loss) income	(844)	(1.0)	765	0.9
Interest expense (5)	(2,701)	(3.2)	(2,526)	(2.8)
Provision for income taxes (5)	(3,662)	(4.3)	(1,135)	(1.3)
Net loss (5)	$(7,207)	(8.6)	$(2,896)	(3.2)
Loss per share of common stock–basic and diluted	$(0.19)		$(0.08)

(1)	Percentage is calculated as segment net revenue divided by consolidated net revenue.
(2)	Percentage is calculated as a percentage of the respective segment net revenue.
(3)	Includes depreciation expense of $1.3 million and $1.4 million for the three months ended June 30, 2019 and 2018, respectively.
(4)

Primarily amortization of intangible assets.  Total depreciation and amortization expense for Phoenix, including depreciation expense captured in cost of revenue, was $1.8 million and $2.0 million for the three months ended June 30, 2019 and 2018, respectively.

(5)	Percentage is calculated as a percentage of consolidated net revenue.

Net Revenue

	Three Months Ended June 30,
(in thousands)	2019	2018	$ Change	% Change
Faneuil	$44,773	$43,893	$880	2.0%
Carpets	12,763	18,013	(5,250)	(29.1)
Phoenix	26,689	27,754	(1,065)	(3.8)
Consolidated net revenue	$84,225	$89,660	$(5,435)	(6.1)%

Faneuil Net Revenue

Faneuil net revenue for the three months ended June 30, 2019 was $44.8 million, an increase of $0.9 million, or 2.0%, compared to net revenue of $43.9 million for the three months ended June 30, 2018.  The increase was mainly attributable to a $2.3 million increase in new customer contracts and $0.3 million increase in existing customers, offset by a $1.7 million reduction driven by the completion of customer contracts.

The following table reflects the amount of Faneuil’s backlog, which represents multi-year contract deliverables, by the year Faneuil expects to recognize such net revenue:

	As of June 30,
(in millions)	2019	2018
Within one year	$202.3	$107.3
Between one year and two years	143.9	92.0
Between two years and three years	72.8	41.9
Between three years and four years	24.9	14.0
Thereafter	51.1	3.8
Total Faneuil backlog	$495.0	$259.0

The increase in Faneuil backlog at June 30, 2019 compared to June 30, 2018 was primarily driven by new healthcare customer contract awards, and the Metro ExpressLanes Customer Service Center Operations contract by the Los Angeles County Metropolitan Transportation Authority (“LA Metro”), awarded in February 2019, to provide the management and day-to-day customer service operations for its ExpressLanes program.

Carpets Net Revenue

Carpets net revenue for the three months ended June 30, 2019 was $12.8 million, a decrease of $5.3 million, or 29.1%, compared to net revenue of $18.0 million for the three months ended June 30, 2018.  The decrease was primarily attributable to lower sales volumes in cabinets, flooring, and granite.

Carpets backlog represents open purchase orders.  Carpets total contract backlog, which is expected to be fully realized within the next 12 months, as of June 30, 2019 was $11.0 million compared to $15.2 million as of June 30, 2018.  The decrease in Carpets backlog at June 30, 2019 compared to June 30, 2018, was the result of a strategic decision to only accept jobs that yield a targeted profit margin.

Phoenix Net Revenue

Phoenix net revenue for the three months ended June 30, 2019 was $26.7 million, a decrease of $1.1 million, or 3.8%, compared to net revenue of $27.8 million for the three months ended June 30, 2018.  The decrease was a result of planned lower packaging sales and lower book sales, somewhat offset by higher component sales.

The following table reflects the amount of Phoenix’s backlog, which represents executed contracts that contain minimum volume commitments over multiple years for future product deliveries, by the year Phoenix expects to recognize such net revenue:

	As of June 30,
(in millions)	2019	2018
Within one year	$71.4	$66.6
Between one year and two years	51.6	56.1
Between two years and three years	38.3	19.6
Between three years and four years	26.0	10.0
Thereafter	—	5.0
Total Phoenix backlog	$187.3	$157.3

The increase in Phoenix backlog at June 30, 2019 compared to June 30, 2018 was primarily driven by the three-year extension of a contract with an existing customer.

For further discussion of our subsidiaries’ backlog, see “Part II, Item 1A. Risk Factors - Risks Related to our Business Generally and our Common Stock - We may not receive the full amounts estimated under the contracts in our backlog, which could reduce our net revenue in future periods below the levels anticipated. This makes backlog an uncertain indicator of future operating results.”

Cost of Revenue

	Three Months Ended June 30,
(in thousands)	2019	2018	$ Change	% Change
Faneuil	$36,898	$33,092	$3,806	11.5%
As a percentage of net revenue	82.4%	75.4%
Carpets	9,935	14,745	(4,810)	(32.6)
As a percentage of net revenue	77.8%	81.9%
Phoenix	20,197	19,941	256	1.3
As a percentage of net revenue	75.7%	71.8%
Consolidated cost of revenue	$67,030	$67,778	$(748)	(1.1)%

Faneuil Cost of Revenue

Faneuil cost of revenue for the three months ended June 30, 2019 was $36.9 million, an increase of $3.8 million, or 11.5%, compared to cost of revenue of $33.1 million for the three months ended June 30, 2018. The increase in absolute dollar cost of revenue was a direct result of the increased net revenue, inefficiencies related to the startup of new contracts, and operational challenges related to the expansion of certain ongoing contracts.  During the three months ended June 30, 2019, as compared to the three months ended June 30, 2018, cost of revenue as a percentage of segment net revenue increased to 82.4% from 75.4% as a result of inefficiencies related to the startup of new contracts.

Carpets Cost of Revenue

Carpets cost of revenue for the three months ended June 30, 2019 was $9.9 million, a decrease of $4.8 million, or 32.6%, compared to cost of revenue of $14.7 million for the three months ended June 30, 2018.  The absolute dollar decrease in cost of revenue was mainly attributable to decreased net revenue.  During the three months ended June 30, 2019, as compared to the three months ended June 30, 2018, cost of revenue as a percentage of segment net revenue decreased to 77.8% from 81.9% as a result of the strategic decision to only accept jobs that yield a targeted profit margin, and process improvements and cost reductions throughout the organization.

Phoenix Cost of Revenue

Phoenix cost of revenue for the three months ended June 30, 2019 was $20.2 million, an increase of $0.3 million, or 1.3%, compared to cost of revenue of $19.9 million for the three months ended June 30, 2018.  During the three months ended June 30, 2019, as compared to the three months ended June 30, 2018, cost of revenue as a percentage of segment net revenue increased to 75.7% from 71.8%.  Phoenix experiences normal fluctuations to cost of revenue as a percentage of net revenue as a result of changes to the mix of products sold.

Selling, General and Administrative Expense

	Three Months Ended June 30,
(in thousands)	2019	2018	$ Change	% Change
Faneuil	$7,442	$10,107	$(2,665)	(26.4)%
Carpets	2,350	2,700	(350)	(13.0)
Phoenix	3,017	3,931	(914)	(23.3)
ALJ	899	977	(78)	(8.0)
Consolidated selling, general and administrative expense	$13,708	$17,715	$(4,007)	(22.6)%

Faneuil Selling, General and Administrative Expense

Faneuil selling, general and administrative expense for the three months ended June 30, 2019 was $7.4 million, a decrease of $2.7 million, or 26.4%, compared to selling, general and administrative expense of $10.1 million for the three months ended June 30, 2018.  The decrease was primarily attributable to a $2.9 million non-cash litigation loss recorded during the three months ended June 30, 2018, slightly offset by an increase of $0.4 million to support new customers.  During the three months ended June 30, 2019 compared to the three months ended June 30, 2018, selling, general and administrative expense as a percentage of segment net revenue decreased to 16.6% from 23.0% principally as a result of the aforementioned non-cash litigation loss.  Certain selling, general and administrative expenses do not fluctuate directly with net revenue.  As such, we expect selling, general and administrative expense as a percentage of segment net revenue to fluctuate.

Carpets Selling, General and Administrative Expense

Carpets selling, general and administrative expense was $2.4 million for the three months ended June 30, 2019, a decrease of $0.4 million, or 13.0%, compared to selling, general and administrative expense of $2.7 million for the three months ended June 30, 2018.  The decrease was primarily attributable to process improvements and cost reductions throughout the organization.  Selling, general and administrative expense as a percentage of segment net revenue increased to 18.4% for the three months ended June 30, 2019 from 15.0% for the three months ended June 30, 2018.  Certain selling, general and administrative expenses do not fluctuate directly with net revenue.  As such, we expect selling, general and administrative expense as a percentage of segment net revenue to fluctuate.

Phoenix Selling, General and Administrative Expense

Phoenix selling, general and administrative expense for the three months ended June 30, 2019 was $3.0 million, a decrease of $0.9 million, or 23.3%, compared to selling, general and administrative expense of $3.9 million for the three months ended June 30, 2018.  The decrease was mainly attributable to the completion of the process to consolidate manufacturing facilities and cost reduction initiatives.  Selling, general and administrative expense as a percentage of segment net revenue decreased to 11.3% for the three months ended June 30, 2019 from 14.2% for the three months ended June 30, 2018, which was mainly attributable to the relocation and restructuring expense incurred during the three months ended June 30, 2018.  Certain selling, general and administrative expenses do not fluctuate directly with net revenue.  As such, we expect selling, general and administrative expense as a percentage of segment net revenue to fluctuate.

ALJ Selling, General and Administrative Expense

ALJ selling, general and administrative expense for the three months ended June 30, 2019 was $0.9 million, a decrease of $0.1 million, or 8.0%, compared to selling, general and administrative expense of $1.0 million for the three months ended June 30, 2018.    The decrease was mainly attributable to the acquisition-related legal expenses incurred during the three months ended June 30, 2018 to support our strategy of acquiring attractively valued assets and lower stock-based compensation expense, offset by the hiring of additional personnel.  We expect selling, general and administrative expense to fluctuate in the future as we comply with SEC reporting requirements and regulations and allocate certain expenses to our subsidiaries.

Depreciation and Amortization Expense

	Three Months Ended June 30,
(in thousands)	2019	2018	$ Change	% Change
Faneuil	$3,611	$2,517	$1,094	43.5%
Carpets	150	203	(53)	(26.1)
Phoenix	568	623	(55)	(8.8)
Consolidated depreciation and amortization expense	$4,329	$3,343	$986	29.5%

Faneuil Depreciation and Amortization Expense

Faneuil depreciation and amortization expense for the three months ended June 30, 2019 was $3.6 million, an increase of $1.1 million, or 43.5%, compared to depreciation and amortization expense of $2.5 million for the three months ended June 30, 2018.   The increase was attributable to leasehold improvements for new call center buildouts, and capital equipment purchased to support new and expanded contracts. Faneuil expects future depreciation and amortization expense to increase as Faneuil continues to invest in its business, which includes opening new call centers.  Because certain Faneuil contracts require capital investments such as lease buildouts, Faneuil depreciation and amortization expense is impacted by the timing of new contracts and the completion of existing contracts.

Carpets Depreciation and Amortization Expense

Carpets depreciation and amortization expense was consistent at $0.2 million for both the three months ended June 30, 2019 and 2018.

Phoenix Depreciation and Amortization Expense

Phoenix depreciation and amortization expense consists primarily of amortization of acquisition-related intangible assets.  Depreciation and amortization expense was consistent at $0.6 million for both the three months ended June 30, 2019 and 2018.

Interest Expense

Interest expense for the three months ended June 30, 2019 was $2.7 million, a decrease of $0.2 million, or 6.9%, compared to $2.5 million for the three months ended June 30, 2018.  Interest expense was impacted by reduced interest expense resulting from quarterly principal payments, partially offset by increased interest rates, increased weighted-average outstanding balance on our line of credit and the $5.0 million increase to our term loan, which were both used to fund Faneuil’s call center buildouts and other working capital requirements.

Provision for Income Taxes

Our provision for income taxes was $3.7 million for the three months ended June 30, 2019 compared to $1.1 million for the three months ended June 30, 2018.  The three months ended June 30, 2019 reflected a non-cash deferred income tax expense of $3.6 million, the majority of which was to reduce the net value of our net operating loss (“NOL”) carryforward.  The remaining provision for income taxes during the three months ended June 30, 2019 was a result of generating state taxable income.  Our provision for income taxes during the three months ended June 30, 2018 was a result of generating state taxable income.

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

	Three Months Ended June 30,
(in thousands)	2019	2018	$ Change	% Change
Faneuil	$518	$3,604	$(3,086)	(85.6)%
Carpets	478	582	(104)	(17.9)
Phoenix	4,881	6,021	(1,140)	(18.9)
ALJ	(712)	(621)	(91)	(14.7)
Segment adjusted EBITDA	$5,165	$9,586	$(4,421)	(46.1)%

Faneuil Segment Adjusted EBITDA

Faneuil segment adjusted EBITDA for the three months ended June 30, 2019 was $0.5 million compared to segment adjusted EBITDA of $3.6 million for the three months ended June 30, 2018.  Faneuil segment adjusted EBITDA for the three months ended June 30, 2019 was impacted by the wind-down of customer contracts, timing delays related to the startup of recently awarded contracts, operational challenges related to the expansion of certain ongoing contracts, and increased expenses in certain healthcare-related contracts.

Carpets Segment Adjusted EBITDA

Carpets segment adjusted EBITDA for the three months ended June 30, 2019 was $0.5 million compared to segment adjusted EBITDA of $0.6 million for the three months ended June 30, 2018.   The positive impact realized from Carpets process improvements and cost reductions was more than offset by Carpets reduction to net revenues.

Phoenix Segment Adjusted EBITDA

Phoenix segment adjusted EBITDA for the three months ended June 30, 2019 was $4.9 million compared to segment adjusted EBITDA of $6.0 million for the three months ended June 30, 2018.  Phoenix segment adjusted EBITDA for the three months ended June 30, 2019 was impacted by the decrease in net revenue and shifts in product mix, somewhat offset by the decrease to selling, general and administrative expenses resulting from consolidating printing facilities.

ALJ Segment Adjusted EBITDA

ALJ segment adjusted EBITDA for the three months ended June 30, 2019 was ($0.7) million compared to segment adjusted EBITDA of ($0.6) million for the three months ended June 30, 2018.  ALJ segment adjusted EBITDA for three months ended June 30, 2019 was impacted by increased headcount.

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

Nine Months ended June 30, 2019 Compared to Nine Months ended June 30, 2018

The following table sets forth certain condensed consolidated statements of operations data as a percentage of net revenue for each period as follows:

	Nine Months Ended June 30, 2019		Nine Months Ended June 30, 2018
		% of		% of
(in thousands, except per share amounts)	Dollars	Net Revenue	Dollars	Net Revenue
Net revenue (1)
Faneuil	$146,565	55.1%	$143,320	51.2%
Carpets	37,213	14.0	53,354	19.1
Phoenix	82,227	30.9	83,045	29.7
Consolidated net revenue	266,005	100.0	279,719	100.0
Cost of revenue (2)
Faneuil	116,663	79.6	110,662	77.2
Carpets	29,327	78.8	44,380	83.2
Phoenix (3)	61,606	74.9	61,885	74.5
Consolidated cost of revenue	207,596	78.0	216,927	77.6
Selling, general and administrative expense (2)
Faneuil	22,067	15.1	25,339	17.7
Carpets	7,071	19.0	9,372	17.6
Phoenix	9,324	11.3	11,839	14.3
ALJ	2,660	—	2,635	—
Consolidated selling, general and administrative expense	41,122	15.5	49,185	17.6
Depreciation and amortization (2)
Faneuil	9,073	6.2	7,700	5.4
Carpets	616	1.7	641	1.2
Phoenix (4)	1,699	2.1	1,892	2.3
Consolidated depreciation and amortization expense	11,388	4.3	10,233	3.7
Disposal of assets and other gain (5)	(221)	(0.1)	(173)	(0.1)
Total consolidated operating expenses (5)	259,885	97.7	276,172	98.7
Consolidated operating income	6,120	2.3	3,547	1.3
Interest expense (5)	(8,041)	(3.0)	(7,979)	(2.9)
Provision for income taxes (5)	(4,152)	(1.6)	(4,122)	(1.5)
Net loss (5)	$(6,073)	(2.3)	$(8,554)	(3.1)
Loss per share of common stock–basic and diluted	$(0.16)		$(0.23)

(1)	Percentage is calculated as segment net revenue divided by consolidated net revenue.
(2)	Percentage is calculated as a percentage of the respective segment net revenue.
(3)	Includes depreciation expense of $3.5 million and $4.2 million for the nine months ended June 30, 2019 and 2018, respectively.
(4)

Primarily amortization of intangible assets.  Total depreciation and amortization expense for Phoenix, including depreciation expense captured in cost of revenue, was $5.2 million and $6.1 million for the nine months ended June 30, 2019 and 2018, respectively.

(5)	Percentage is calculated as a percentage of consolidated net revenue.

Net Revenue

	Nine Months Ended June 30,
(in thousands)	2019	2018	$ Change	% Change
Faneuil	$146,565	$143,320	$3,245	2.3%
Carpets	37,213	53,354	(16,141)	(30.3)
Phoenix	82,227	83,045	(818)	(1.0)
Consolidated net revenue	$266,005	$279,719	$(13,714)	(4.9)%

Faneuil Net Revenue

Faneuil net revenue for the nine months ended June 30, 2019 was $146.6 million, an increase of $3.2 million, or 2.3%, compared to net revenue of $143.3 million for the nine months ended June 30, 2018.  The increase was mainly attributable to a $3.9 million increase in new customer contracts and a $4.3 million increase in existing customers, somewhat offset by a $4.9 million reduction driven by the completion of customer contracts.

Carpets Net Revenue

Carpets net revenue for the nine months ended June 30, 2019 was $37.2 million, a decrease of $16.1 million, or 30.3%, compared to net revenue of $53.4 million for the nine months ended June 30, 2018.  The decrease was primarily attributable to lower sales volumes in cabinets, flooring, and granite.

Phoenix Net Revenue

Phoenix net revenue for the nine months ended June 30, 2019 was $82.2 million, a decrease of $0.8 million, or 1.0%, compared to net revenue of $83.0 million for the nine months ended June 30, 2018.  The decrease was a result of planned lower packaging sales and lower book sales, somewhat offset by higher component sales.

Cost of Revenue

	Nine Months Ended June 30,
(in thousands)	2019	2018	$ Change	% Change
Faneuil	$116,663	$110,662	$6,001	5.4%
As a percentage of net revenue	79.6%	77.2%
Carpets	29,327	44,380	(15,053)	(33.9)
As a percentage of net revenue	78.8%	83.2%
Phoenix	61,606	61,885	(279)	(0.5)
As a percentage of net revenue	74.9%	74.5%
Consolidated cost of revenue	$207,596	$216,927	$(9,331)	(4.3)%

Faneuil Cost of Revenue

Faneuil cost of revenue for the nine months ended June 30, 2019 was $116.7 million, an increase of $6.0 million, or 5.4%, compared to cost of revenue of $110.7 million for the nine months ended June 30, 2018.  The increase in absolute dollar cost of revenue was a direct result of the increased net revenue, inefficiencies related to the startup of new contracts, and operational challenges related to the expansion of certain ongoing contracts.  During the nine months ended June 30, 2019, as compared to the nine months ended June 30, 2018, cost of revenue as a percentage of segment net revenue was 79.6% compared to 77.2%.

Carpets Cost of Revenue

Carpets cost of revenue for the nine months ended June 30, 2019 was $29.3 million, a decrease of $15.1 million, or 33.9%, compared to cost of revenue of $44.4 million for the nine months ended June 30, 2018.  The absolute dollar decrease in cost of revenue was mainly attributable to decreased net revenue.  During the nine months ended June 30, 2019, as compared to the nine months ended June 30, 2018, cost of revenue as a percentage of segment net revenue decreased to 78.8% from 83.2% as a result of the aforementioned strategic decision to only accept jobs that yield a targeted profit margin, and process improvements and cost reductions throughout the organization.

Phoenix Cost of Revenue

Phoenix cost of revenue for the nine months ended June 30, 2019 was $61.6 million, a decrease of $0.3 million, or 0.5%, compared to cost of revenue of $61.9 million for the nine months ended June 30, 2018.  During the nine months ended June 30, 2019, as compared to the nine months ended June 30, 2018, cost of revenue as a percentage of segment net revenue increased to 74.9% from 74.5%.  Phoenix experiences normal fluctuations to cost of revenue as a percentage of net revenue as a result of changes to the mix of products sold.

Selling, General and Administrative Expense

	Nine Months Ended June 30,
(in thousands)	2019	2018	$ Change	% Change
Faneuil	$22,067	$25,339	$(3,272)	(12.9)%
Carpets	7,071	9,372	(2,301)	(24.6)
Phoenix	9,324	11,839	(2,515)	(21.2)
ALJ	2,660	2,635	25	0.9
Consolidated selling, general and administrative expense	$41,122	$49,185	$(8,063)	(16.4)%

Faneuil Selling, General and Administrative Expense

Faneuil selling, general and administrative expense for the nine months ended June 30, 2019 was $22.1 million, a decrease of $3.3 million, or 12.9%, compared to selling, general and administrative expense of $25.3 million for the nine months ended June 30, 2018.  The decrease was primarily attributable to a $2.9 million non-cash litigation loss recorded during the nine months ended June 30, 2018 and a reduction to expenses of $0.1 million from concluded customer contracts.  During the nine months ended June 30, 2019 compared to the nine months ended June 30, 2018, selling, general and administrative expense as a percentage of segment net revenue decreased to 15.1% from 17.7%.  Certain selling, general and administrative expenses do not fluctuate directly with net revenue.  As such, we expect selling, general and administrative expense as a percentage of segment net revenue to fluctuate.

Carpets Selling, General and Administrative Expense

Carpets selling, general and administrative expense was $7.1 million for the nine months ended June 30, 2019, a decrease of $2.3 million, or 24.6%, compared to selling, general and administrative expense of $9.4 million for the nine months ended June 30, 2018.  The decrease was primarily attributable to process improvements and cost reductions throughout the organization.  Selling, general and administrative expense as a percentage of segment net revenue increased to 19.0% for the nine months ended June 30, 2019 from 17.6% for the nine months ended June 30, 2018.  Certain selling, general and administrative expenses do not fluctuate directly with net revenue.  As such, we expect selling, general and administrative expense as a percentage of segment net revenue to fluctuate.

Phoenix Selling, General and Administrative Expense

Phoenix selling, general and administrative expense for the nine months ended June 30, 2019 was $9.3 million, a decrease of $2.5 million, or 21.2%, compared to selling, general and administrative expense of $11.8 million for the nine months ended June 30, 2018.  The decrease was mainly attributable to the completion of the process to consolidate manufacturing facilities.  Selling, general and administrative expense as a percentage of segment net revenue decreased to 11.3% for the nine months ended June 30, 2019 from 14.3% for the nine months ended June 30, 2018, which was mainly attributable to the relocation and restructuring expense incurred during the nine months ended June 30, 2018.  Certain selling, general and administrative expenses do not fluctuate directly with net revenue.  As such, we expect selling, general and administrative expense as a percentage of segment net revenue to fluctuate.

ALJ Selling, General and Administrative Expense

ALJ selling, general and administrative expense for the nine months ended June 30, 2019 was $2.7 million, an increase of less than $0.1 million and less than 1.0%, compared to selling, general and administrative expense of $2.6 million for the nine months ended June 30, 2018.  ALJ selling, general and administrative expenses were impacted by the hiring of additional personnel to support our business and our strategy of acquisitions offset by lower stock-based compensation expense. We expect selling, general and administrative expense to fluctuate in the future as we comply with SEC reporting requirements and regulations and allocate certain expenses to our subsidiaries.

Depreciation and Amortization Expense

	Nine Months Ended June 30,
(in thousands)	2019	2018	$ Change	% Change
Faneuil	$9,073	$7,700	$1,373	17.8%
Carpets	616	641	(25)	(3.9)
Phoenix	1,699	1,892	(193)	(10.2)
Consolidated depreciation and amortization expense	$11,388	$10,233	$1,155	11.3%

Faneuil Depreciation and Amortization Expense

Faneuil depreciation and amortization expense for the nine months ended June 30, 2019 was $9.1 million, an increase of $1.4 million, or 17.8%, compared to depreciation and amortization expense of $7.7 million for the nine months ended June 30, 2018.   The increase was attributable to leasehold improvements for new call center buildouts, and capital equipment purchased to support new and expanded contracts. Faneuil expects future depreciation and amortization expense to increase as Faneuil continues to invest in its customers, which includes opening new call centers.  Because certain Faneuil contracts require capital investments such as lease buildouts, Faneuil depreciation and amortization expense is impacted by the timing of new contracts and the completion of existing contracts.

Carpets Depreciation and Amortization Expense

Carpets depreciation and amortization expense was flat at $0.6 million for both the nine months ended June 30, 2019 and 2018.

Phoenix Depreciation and Amortization Expense

Phoenix depreciation and amortization expense for the nine months ended June 30, 2019 was $1.7 million, a decrease of $0.2 million, or 10.2%, compared to depreciation and amortization expense of $1.9 million for the nine months ended June 30, 2018.  Phoenix depreciation and amortization expense consists primarily of amortization of acquisition-related intangible assets.  The decrease was attributable to fully amortized acquisition-related intangible assets.

Interest Expense

Interest expense for both the nine months ended June 30, 2019 and 2018 was $8.0 million.  Interest expense was impacted by reduced interest expense resulting from quarterly principal payments, partially offset by increased interest rates, increased weighted-average outstanding balance on our line of credit and the $5.0 million increase to our term loan, which were both used to fund Faneuil’s call center buildouts and other working capital requirements.

Provision for Income Taxes

Our provision for income taxes was $4.2 million for the nine months ended June 30, 2019 compared to $4.1 million for the nine months ended June 30, 2018.  The nine months ended June 30, 2019 reflected a non-cash deferred income tax expense of $3.6 million, the majority of which was to reduce the net value of our NOL carryforward.  The remaining provision for income taxes during the nine months ended June 30, 2019 was a result of generating state taxable income.  The nine months ended June 30, 2018 reflected a $4.1 million one-time revaluation of deferred tax assets, which was the result of new tax reform legislation enacted on December 22, 2017 (the “Tax Reform Law”).

Segment Adjusted EBITDA

The following table summarizes segment adjusted EBITDA.

	Nine Months Ended June 30,
(in thousands)	2019	2018	$ Change	% Change
Faneuil	$8,257	$10,229	$(1,972)	(19.3)%
Carpets	910	(384)	1,294	337.0
Phoenix	15,437	15,640	(203)	(1.3)
ALJ	(2,092)	(1,717)	(375)	(21.8)
Segment adjusted EBITDA	$22,512	$23,768	$(1,256)	(5.3)%

Faneuil Segment Adjusted EBITDA

Faneuil segment adjusted EBITDA for the nine months ended June 30, 2019 was $8.3 million compared to segment adjusted EBITDA of $10.2 million for the nine months ended June 30, 2018.  Faneuil segment adjusted EBITDA for the nine months ended June 30, 2019 was impacted by the wind-down of customer contracts, operational challenges related to the expansion of certain ongoing contracts, and timing delays related to the startup of recently awarded contracts.

Carpets Segment Adjusted EBITDA

Carpets segment adjusted EBITDA for the nine months ended June 30, 2019 was $0.9 million compared to segment adjusted EBITDA loss of ($0.4) million for the nine months ended June 30, 2018.   Carpets segment adjusted EBITDA for the nine months ended June 30, 2019 was positively impacted by process improvements and cost reductions.

Phoenix Segment Adjusted EBITDA

Phoenix segment adjusted EBITDA for the nine months ended June 30, 2019 was $15.4 million compared to segment adjusted EBITDA of $15.6 million for the nine months ended June 30, 2018.  Phoenix segment adjusted EBITDA for the nine months ended June 30, 2019 was negatively impacted by product mix and positively impacted by the decrease to selling, general and administrative expenses, which resulted from consolidating printing facilities.

ALJ Segment Adjusted EBITDA

ALJ segment adjusted EBITDA for the nine months ended June 30, 2019 was ($2.1) million compared to segment adjusted EBITDA of ($1.7) million for the nine months ended June 30, 2018.  ALJ segment adjusted EBITDA for nine months ended June 30, 2019 was impacted by increased headcount.

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

Liquidity and Capital Resources

Historically, our principal sources of liquidity have been cash provided by operations and borrowings under various debt arrangements.  At June 30, 2019, our principal sources of liquidity included cash and cash equivalents of $3.0 million and an available borrowing capacity of $8.5 million on our line of credit.  Our principal uses of cash have been for acquisitions, capital expenditures to support Faneuil’s customers, and to pay down debt.  We anticipate these uses will continue to be our principal uses of liquidity in the future.

Global financial and credit markets have been volatile in recent years, and future adverse conditions of these markets could negatively affect our ability to secure funds or raise capital at a reasonable cost or at all.  For additional discussion of our various debt arrangements see Contractual Obligations below.

In summary, our cash flows for each period were as follows:

	Nine Months Ended June 30,
(in thousands)	2019	2018
Cash provided by operating activities	$17,496	$17,922
Cash used for investing activities	(15,779)	(11,692)
Cash used for financing activities	(746)	(6,881)
Change in cash and cash equivalents	$971	$(651)

We recognized net loss of $6.1 million for the nine months ended June 30, 2019, and generated cash from operating activities of $17.5 million, offset by cash used for investing activities of $15.8 million and financing activities of $0.7 million.

We recognized net loss of $8.6 million for the nine months ended June 30, 2018, and generated cash from operating activities of $17.9 million, offset by cash used by investing activities of $11.7 million and by financing activities of $6.9 million.

Operating Activities

Cash provided by operating activities of $17.5 million during the nine months ended June 30, 2019 was the result of $6.1 million net loss, $19.5 million addback of net non-cash expenses, and $4.1 million of net cash provided by changes in operating assets and liabilities.  The most significant components of net non-cash expenses were depreciation and amortization expense of $14.9 million, deferred income taxes of $3.6 million, stock-based compensation of $0.6 million, and amortization of deferred loan costs of $0.6 million, offset by $0.2 million of disposal of assets and other gain.  The most significant components of changes in operating assets and liabilities included accounts receivable of $2.7 million and accrued expenses of $1.5 million, which provided cash, offset by other liabilities of $1.0 million, which used cash.

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

Investing Activities

For the nine months ended June 30, 2019, our investing activities used $15.8 million of cash, of which $1.0 million was the final payment for our Printing Components Business acquisition, $13.0 million was used to purchase equipment, software and leasehold improvements for Faneuil’s new and existing customers, and $2.1 million was used to purchase capital equipment in the normal course of operations, partially offset by $0.3 million proceeds received from the sale of equipment.

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

Financing Activities

For the nine months ended June 30, 2019, our financing activities used $0.8 million of cash. Net proceeds from our line of credit and term loan provided $4.6 million and $5.0 million, respectively.  Financing activities which used cash included $7.5 million to pay down our term loan, $2.3 million for capital lease payments, and $0.6 million for debt issuance costs.

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

Contractual Obligations

The following table summarizes our significant contractual obligations at June 30, 2019, and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments due by Period
		Less Than	One – Three	Four – Five	More than Five
(in thousands)	Total	One Year	Years	Years	Years
Term loan(1)	$83,133	$8,200	$24,600	$50,333	$—
Operating lease obligations(2)	44,921	6,190	10,306	8,781	19,644
Line of credit(1)	13,327	—	—	13,327	—
Capital lease obligations(1)	5,380	2,472	2,625	283	—
Equipment financing agreement(1)	3,424	1,319	2,105	—	—
Other liabilities (3)	2,213	923	1,290	—	—
Total contractual cash obligations(4)	$152,398	$19,104	$40,926	$72,724	$19,644

(1)	Refer to “Part I, Item 1. Financial Statements – Note 7. Debt.”
(2)	Refer to “Part I, Item 1. Financial Statements – Note 8. Commitments and Contingencies.”
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

Off-Balance Sheet Arrangements

As of June 30, 2019, we had two types of off-balance sheet arrangements.

Surety Bonds.  As part of Faneuil’s normal course of operations, certain customers require surety bonds guaranteeing the performance of a contract.  As of June 30, 2019, the face value of such surety bonds, which represents the maximum cash payments that Faneuil would have to make under certain circumstances of non-performance, was approximately $25.8 million.

Letters of Credit.  ALJ had letters of credit totaling $3.6 million outstanding as of June 30, 2019.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses in the reporting period.  Significant estimates and assumptions by management are used for, but are not limited to, revenue recognition, including estimated customer lives, determining the fair value of assets and liabilities, including intangible assets acquired and allocation of acquisition purchase prices, estimated useful lives, recoverability of long-lived and intangible assets, the recoverability of goodwill, the realizability of deferred tax assets, stock-based compensation, the likelihood of material loss as a result of loss contingencies, the allowance for doubtful accounts and inventory reserves, and calculation of insurance reserves.  We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenue, costs and expenses that are not readily apparent from other sources. The actual results experienced by us may differ materially and adversely from our estimates. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected.

For a complete summary of our significant accounting policies, please refer to Note 2, “Summary of Significant Accounting Policies,” included with our audited financial statements and notes thereto for the years ended September 30, 2018 and 2017, filed with the Securities and Exchange Commission on December 17, 2018.  There were no material changes to significant accounting policies during the nine months ended June 30, 2019.

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

Marshall v. Faneuil, Inc.

On July 31, 2017, plaintiff Donna Marshall (“Marshall”) filed a proposed class action lawsuit in the Superior Court of the State of California for the County of Sacramento against Faneuil and ALJ. Marshall, a previously terminated Faneuil employee, alleges various California state law employment-related claims against Faneuil.  Faneuil has answered the complaint and removed the matter to the United States District Court for the Eastern District of California; however, Marshall filed a motion to remand the case back to state court, which has been granted.  In connection with the above, an amended complaint was filed by certain plaintiffs to add a claim for penalties under the California Private Attorneys General Act.  The case is in early discovery at this time. Faneuil believes this action is without merit and intends to defend it vigorously.

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

Other Litigation

The Company has been named in, and from time to time may become named in, various other lawsuits or threatened actions that are incidental to our ordinary business. Litigation is inherently unpredictable. Any claims against the Company, whether meritorious or not, could be time-consuming, cause the Company to incur costs and expenses, require significant amounts of management time and result in the diversion of significant operational resources. The results of these lawsuits and actions cannot be predicted with certainty.  The Company concluded as of June 30, 2019 that the ultimate resolution of these matters (including the matters described above) will not have a material adverse effect on the Company’s business, consolidated financial position, results of operations or cash flows.

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

The diversion of resources and management’s attention to the integrations of the RDI Acquisition could adversely affect Faneuil’s day-to-day business.

The integrations of the RDI Acquisition may place a significant burden on Faneuil management and internal resources. The diversion of Faneuil management’s attention away from day-to-day business concerns and any difficulties encountered in the transition and integration process could adversely affect Faneuil’s financial results.

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

As of June 30, 2019, $96.5 million of our current borrowings under the Cerberus Term Loan, Cerberus/PNC Revolver, and potential future borrowings are, and may continue to be, at variable rates of interest, tied to LIBOR or the Prime Rate of interest, thus exposing us to interest rate risk. Such rates tend to fluctuate based on general economic conditions, general interest rates, Federal Reserve rates and the supply of and demand for credit in the relevant interbanking market. In recent years, the Fed has incrementally raised the target range for the federal funds rate.  Increases in the interest rate generally, and particularly when coupled with any significant variable rate indebtedness, could materially adversely impact our interest expenses. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. For example, if interest rates increased in the future by 100 basis points, based on our current borrowings as of June 30, 2019, we would incur approximately an additional $1.0 million per year in interest expense.

We may not receive the full amounts estimated under the contracts in our backlog, which could reduce our revenue in future periods below the levels anticipated. This makes backlog an uncertain indicator of future operating results.

As of June 30, 2019, each of our subsidiaries had a significant backlog.  Our backlog is typically subject to large variations from quarter to quarter and comparisons of backlog from period to period are not necessarily indicative of future revenue. The contracts comprising our backlog may not result in actual revenue in any particular period or at all, and the actual revenue from such contracts may differ from our backlog estimates. The timing of receipt of revenue, if any, for projects included in backlog could change because many factors affect the scheduling of projects. In certain instances, customers may have the right to cancel, reduce or defer amounts that we have in our backlog, which could negatively affect our future revenue.  The failure to realize all amounts in our backlog could adversely affect our revenue and gross margins. As a result, our subsidiaries’ backlog as of any particular date may not be an accurate indicator of our future revenue or earnings.

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

Some of our officers may have outside business interests, which could impair our ability to implement our business strategies and lead to potential conflicts of interest.

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

In August 2018, our shareholders approved the amendment of certain provisions of our certificate of incorporation to update certain restrictions on transfers of our stock that may result in an ownership change under Section 382 in order to preserve stockholder value and the value of certain tax assets primarily associated with NOLs and built-in losses under Section 382 of the Code.

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

Our executive officers and directors and their affiliated entities together beneficially own a majority of our outstanding common stock, and Jess Ravich, our current Chief Executive Officer, beneficially owned approximately 38.2% of our common stock as of June 30, 2019. As a result, these stockholders, if they act together or in a block, could have significant influence over most matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions, even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

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

Your share ownership may be diluted by the issuance of additional shares of our common or preferred stock or securities convertible into common or preferred stock in the future. As of June 30, 2019, a total of 1,654,000 shares of our common stock are issuable pursuant to outstanding options issued by us at a weighted-average exercise price of $3.39.  It is probable that options to purchase our common stock will be exercised during their respective terms if the fair market value of our common stock exceeds the exercise price of the particular option. If the stock options are exercised, your share ownership will be diluted.  Additionally, options to purchase up to 1,280,000 shares of ALJ common stock are available for grant under our existing equity compensation plans as of June 30, 2019.

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

Certain provisions of our Restated Certificate of Incorporation contain transfer restrictions that may have the effect of delaying or preventing beneficial takeover bids by third parties.

Our Restated Certificate of Incorporation imposes certain restrictions on transfer designed to preserve the value of certain tax assets primarily associated with our NOLs and built-in losses under Section 382. These restrictions prohibits certain transfers that would lead to a person or a group of persons from acquiring 5% of more of ALJ’s outstanding stock, unless otherwise approved by our Board of Directors or a committee thereof. At the end of our last fiscal year, September 30, 2018, we had approximately $144.3 million of NOLs. The use of such losses to offset federal income tax would be limited if we experience an “ownership change” under Section 382. This would occur if stockholders owning (or deemed under Section 382 to own) 5% or more of our stock by value increase their collective ownership of the aggregate amount of our stock by more than 50 percentage points over a defined period. The transfer restrictions in our Restated Certificate of Incorporation were adopted to reduce the likelihood of an “ownership change” occurring as defined by Section 382. While such transfer restrictions are intended to protect our NOLs and built-in losses under Section 382, they may also have the effect of delaying or preventing beneficial takeover bids by third parties.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

None.

Item 6 – Exhibits

Exhibit Number	Description of Exhibit	Method of Filing

3.1	Restated Certificate of Incorporation of ALJ Regional Holdings, Inc. as filed with the Secretary of State of the State of Delaware on August 17, 2018	Incorporated by reference to Exhibit 3.1 to Form 10-K as filed on December 17, 2018

3.2	Restated Bylaws of ALJ Regional Holdings, Inc., dated as of May 11, 2009	Incorporated by reference to Exhibit 3.4 to Form 10-12B as filed on February 2, 2016

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")	Filed herewith

31.2	Certification of Chief Financial Officer and Principal Accounting Officer pursuant to Rule 13a-14(a) of the Exchange Act	Filed herewith

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

ALJ Regional Holdings, Inc.

Date: August 12, 2019
/s/ Jess Ravich
Jess Ravich
Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2019
/s/ Brian Hartman
Brian Hartman
Chief Financial Officer
(Principal Financial Officer)