Form 10-K
period 2019-09-30
ALJ REGIONAL HOLDINGS INC
filed 2019-12-23
CIK 1438731

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2019

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

Registrant’s telephone number, including area code: (888) 486-7775

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

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates was approximately $26,919,056, based on the closing price of $1.60 for such common equity on March 31, 2019.

The number of shares of common stock, $0.01 par value per share, outstanding as of November 30, 2019, was 42,172,791.

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

ii

PART I

ITEM 1. BUSINESS.

Overview and Business Organization

ALJ Regional Holdings, Inc. (including subsidiaries, referred to collectively in this report as “ALJ,” the “Company” or “we”) is a holding company.  As of September 30, 2019, ALJ consisted of the following wholly-owned subsidiaries:

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

•

Floors-N-More, LLC, dba, Carpets N’ More (“Carpets”).  Carpets is one of the largest floor covering retailers in Las Vegas, Nevada, and a provider of multiple products for the commercial, retail, and home builder markets including all types of flooring, countertops, cabinets, window coverings and garage/closet organizers, with two retail locations, as well as a stone and solid surface fabrication facility.  ALJ acquired Carpets in April 2014.

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

Acquisition of Realtime Digital Innovations, LLC

In July 2019, Faneuil acquired Realtime Digital Innovations, LLC (the “RDI Acquisition”), an exclusive partner of Faneuil for the past 18 months providing workflow automation and business intelligence services. The RDI Acquisition is expected to provide Faneuil with a sustainable competitive advantage in the business process outsourcing space by allowing it to, among other things, (i) automate process workflows and business intelligence, (ii) generate labor efficiencies for existing programs, (iii) expand potential new client target entry points, (iv) improve overall customer experience, and (v) increase margin profiles through shorter sales cycles and software license sales.  Faneuil plans to consolidate the RDI business under Faneuil’s corporate umbrella.

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

Services

Faneuil provides business processing solutions for an extensive client portfolio that includes both commercial and government entities across several verticals, including transportation, utilities, healthcare, consumer goods, and government/municipal services.  Utilizing advanced applications and a dedicated team of service professionals, Faneuil delivers broad outsourcing support, ranging from customer contact centers, fulfillment operations, and information technology services, to manual and electronic toll collection and violation processing, with the goal of building its clients’ brands by providing exemplary customer service.

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

Employees

Faneuil had 5,499 employees as of September 30, 2019 (up from 5,042 employees as of September 30, 2018), all of whom are located in the U.S. No employees are subject to any collective bargaining agreements. Faneuil considers its employee relations good.

Customers

Faneuil’s client portfolio includes both government and commercial entities nationwide, including several toll authorities, state agencies, municipalities, publicly-owned utilities, health benefit exchanges, one government agency that operates the major airports serving the Washington, D.C. area, and several other public and private entities.

The percentages of Faneuil net revenue derived from its significant customers for the years ended September 30, 2019 and 2018 were as follows:

	Year Ended September 30,
	2019	2018
Customer A	13.8%	15.4%
Customer B	10.8	11.2
Customer C	10.3	10.7

Many Faneuil customers are government agencies subject to contractual budgetary ceilings. State and local funding for these agencies is approved by the respective state legislature(s) each year. Depending on budgetary constraints, the contract values may be subject to change based upon ongoing legislative approval.

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

Properties

Faneuil leases all its properties in various locations throughout the United States for customer contact centers, walk-in retail, and administration. Corporate headquarters are located in Hampton, VA.  Faneuil’s leased facilities comprise an aggregate of approximately 400,000 square feet with leases that expire at various dates through April 2029.  Faneuil believes that its existing leased facilities are adequate for current requirements.  However, Faneuil intends to expand call center capacity by adding new facilities in certain tax beneficial and economically favorable locations to meet its growing business needs.

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

The following table reflects the amount of Faneuil backlog by the fiscal year we expect to recognize revenue:

	As of September 30,
(in millions)	2019	2018
Within one year	$210.0	$106.6
Between one year and two years	133.5	86.5
Between two years and three years	62.3	27.6
Between three years and four years	29.2	12.9
Thereafter	58.6	1.3
	$493.6	$234.9

The increase in Faneuil backlog at September 30, 2019 compared to September 30, 2018 was primarily driven by new healthcare customer contract awards and the Metro ExpressLanes Customer Service Center Operations contract by the Los Angeles County Metropolitan Transportation Authority (“LA Metro”), awarded in February 2019, to provide the management and day-to-day customer service operations for its ExpressLanes program.

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

Governmental Regulation

Faneuil’s business is subject to many legal and regulatory requirements in the United States, covering such matters as data privacy, consumer protection, healthcare requirements, labor relations, taxation, internal and disclosure control obligations, governmental affairs and immigration. For example, Faneuil is subject to state and federal laws and regulations regarding the protection of consumer information commonly referred to as “non-public personal information,” including the collection of patient data through Faneuil’s contact center services and medical device tracking services, which is subject to the Health Insurance Portability and Accountability Act of 1996, commonly known as HIPAA, which protects the privacy of patient data. These laws, regulations, and agreements require Faneuil to develop and implement policies to protect non-public personal information and to disclose these policies to consumers before a customer relationship is established and periodically thereafter. These laws, regulations, and agreements limit the ability to use or disclose non-public personal information for purposes other than the purposes originally intended. Many of these regulations, including those related to data privacy, frequently change and sometimes conflict with existing regulations amongst the various jurisdictions in which Faneuil provides services. Violations of these laws and regulations could result in liability for damages, fines, criminal prosecution, unfavorable publicity and restrictions on Faneuil’s operations.  Failure to adhere to or successfully implement processes in response to changing regulatory requirements in this area could result in legal liability or impairment to Faneuil’s reputation in the marketplace, which could have a material adverse effect on Faneuil’s business, results of operations and financial condition. Also, because a substantial portion of Faneuil operating costs consists of labor costs, changes in governmental regulations relating to wages, healthcare and healthcare reform and other benefits or employment taxes could have a material adverse effect on Faneuil’s business, results of operations or financial condition.

Management

Faneuil is led by ALJ board member Anna Van Buren, who has served as President and Chief Executive Officer since 2009 and previously served in executive roles at Faneuil since 2004. For additional information regarding Ms. Van Buren, see “Part III, Item 10. Directors, Executive Officers and Corporate Governance.”

Carpets N’ More

Background

Carpets is a Nevada limited liability company headquartered in Las Vegas, Nevada. We acquired Carpets from Levine Leichtman for aggregate consideration of $5.3 million.

Carpets is one of the largest floor covering retailers in Las Vegas, Nevada, and a provider of multiple products for the commercial, retail and home builder markets, including flooring, countertops, cabinets, window coverings, and garage/closet organizers. In addition to a stone and solid surface fabrication facility, Carpets has two retail locations in the Las Vegas area.

Products and Services

Floor Coverings. Carpets provides various floor coverings to home builders, commercial and retail customers including carpet, hardwood, laminate, tile, ceramic, porcelain, natural stone, vinyl plank, vinyl tile, area rugs, and specialty flooring including bamboo, leather, cork and large format tile.

Countertops and Surrounds. Carpets provides countertop and surrounds, primarily for bathrooms and kitchens, including natural stone, granite, ceramic, porcelain, solid surface, quartz, and piedrafina.

Cabinets and Other Products. Carpets provides kitchen, bathroom, and garage cabinets, closet and closet organizers; and window coverings including blinds, shutters, and shades.

Customers

Carpets sells to a variety of customers, including home builders, commercial, and retail customers.  Home building customers of Carpets include some of the largest home builders in the United States, along with local builders in and around Las Vegas, Nevada. Commercial customers of Carpets include general contractors, real estate investment firms/funds, and other commercial entities such as casinos and other companies looking to improve their office space. Retail customers of Carpets include the general public interested in making home improvements.

Carpets bids directly with home builders on residential developments and is awarded flooring, countertops and surrounds, and/or cabinet contracts. These contracts involve installing the base level products in each of the residential homes within the awarded development and, when requested, providing upgraded materials and services to the base level products. Carpets also bids on commercial work and is awarded contracts generally on a fixed price basis. These projects generally involve high-rise condos, office buildings, tenant improvements, and off-strip casinos. Carpets also engages in marketing activities, including Internet search engine optimization, banner advertising, car wraps, affiliate websites, radio and television advertising, and referrals targeted toward retail customers.

A small number of customers have historically accounted for a substantial portion of Carpets net revenue.  The percentages of Carpets net revenue derived from its significant customers for the years ended September 30, 2019 and 2018 were as follows:

	Year Ended September 30,
	2019	2018
Customer A	29.4%	21.3%
Customer B	27.3	27.7
Customer C	21.1	22.7

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

The percentages of Carpets inventory purchases from its significant suppliers for the years ended September 30, 2019 and 2018 were as follows:

	Year Ended September 30,
	2019	2018
Supplier A	20.1%	20.8%
Supplier B	17.7	**
Supplier C	10.2	14.0
Supplier D	**	11.8

** Less than 10% of Carpets inventory purchases.

Backlog

Carpets backlog represents open purchase orders.  As of September 30, 2019, Carpets total backlog, which is expected to be fully realized within the next 12 months, was $11.0 million compared to $12.5 million as of September 30, 2018.  The decrease in Carpets backlog at September 30, 2019, compared to September 30, 2018, was the result of a strategic decision to only accept jobs that yield a targeted profit margin.

For further information regarding Carpets backlog, see “Part I, Item 1A. Risk Factors - Risks Related to our Business Generally and our Common Stock - We may not receive the full amounts estimated under the contracts in our backlog, which could reduce our revenue in future periods below the levels anticipated. This makes backlog an uncertain indicator of future operating results.”

Competition

Primary competitors to Carpets include other flooring, countertop and surround, and cabinet providers in the Las Vegas area, such as Interior Specialist Inc. and Classic Flooring, as well as large box stores such as Lowe’s, Home Depot, and RC Willey. Carpets believes that its competitive advantages include a comprehensive and high-end quality solution for home builders for flooring, surrounds, and cabinets, which provides them with a single point of accountability. Carpets also competes with discounted flooring companies such as Cloud Carpet and Carpets Galore.

Seasonality

Carpets generally experiences seasonality within the home building business as the number of houses sold during the winter months is typically lower than during other times of the year. Conversely, the number of houses sold and delivered during the remaining portion of the year increases in comparison.

Employees

Carpets had 386 employees, including part-time installers, as of September 30, 2019 (up from 361 employees at September 30, 2018), all of whom are located in the U.S.  No employees are subject to any collective bargaining agreements. Carpets considers its employee relations good.

Properties

Carpets leases its corporate office, two retail locations, solid surface fabrication facility, and flooring and cabinet warehouses, which are all located in or around Las Vegas, NV.  Leased facilities total approximately 95,000 square feet with leases that expire at various dates through March 2022. Carpets believes its leased facilities will be adequate for at least the next 12 months.

Management

Carpets is led by Steve Chesin, who has served as its Chief Executive Officer since 2007. For additional information about Mr. Chesin, see “Part III, Item 10. Directors, Executive Officers and Corporate Governance.”

Phoenix Color Corp.

Background

Phoenix is a Delaware corporation headquartered in Hagerstown, Maryland.  We acquired Phoenix from Visant Corporation for aggregate consideration of $88.3 million.

Phoenix is a premier full-service, full-color printer with over 40 years of superior printing experience. Drawing on a broad spectrum of materials and decorative technologies, Phoenix produces memorable, value-added components, heavily illustrated books, and specialty commercial products. Book publishers generally design book components to enhance the sales appeal of their books. The production of book components requires specialized equipment, materials, and finishes and often demands high-quality, intricate work. As a result, many leading publishers rely on specialty printers such as Phoenix to supply high-quality book components. This same philosophy applies to labels, packaging, and specialty commercial products, where Phoenix customers require the knowledge and expertise of a printer that can enhance their products for sale into the commercial marketplace. Phoenix has been servicing the publishing industry within the United States since 1979 and has formed lasting relationships with many of the biggest names in book publishing.

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

Color Optics is a leading printing and packaging solutions business servicing the beauty, fragrance, cosmetic, and consumer-packaged goods markets.  The purchase of Color Optics complements Phoenix product offerings and has allowed Phoenix to expand and diversify its product offerings by leveraging its existing core competencies.

Products and Services

Books and Components

Phoenix offers several products for books and components, which represents approximately 90% of Phoenix net revenue.

Phoenix is a leader in providing distinctive cover components and high-quality, heavily illustrated and multi-colored books for all markets. With its technologically advanced pre-press and press operations as well as an array of finishing applications and innovative special effects, Phoenix is committed to producing memorable, value-added products.

Labels and Packaging

In recent years, Phoenix has expanded into the label and packaging markets to leverage its unique printing and finishing capabilities as well as its trademarked special effects and extensive offerings of finishes and coatings. In 2014, Phoenix acquired the Brady Palmer Company, establishing its presence in the cut and stack label market.  With the subsequent purchase of Color Optics, Phoenix strengthened its presence in the label and packaging markets.

Employees

Phoenix had 433 employees as of September 30, 2019 (down from 444 employees as of September 30, 2018), all of whom are located in the U.S.  Phoenix considers its employee relations good.

Customers

Phoenix sells to many of the leading publishing companies.  A small number of customers have historically accounted for a substantial portion of Phoenix net revenue.  The percentages of Phoenix net revenue derived from its significant customers for the years ended September 30, 2019 and 2018 were as follows:

	Year Ended September 30,
	2019	2018
Customer A	20.8%	19.3%
Customer B	19.4	17.4
Customer C	13.2	11.4
Customer D	10.0	**

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

The percentages of Phoenix inventory purchases from its significant suppliers for the years ended September 30, 2019 and 2018 were as follows:

	Year Ended September 30,
	2019	2018
Supplier A	22.7%	26.8%
Supplier B	**	10.2

** Less than 10% of Phoenix inventory purchases.

Backlog

Phoenix backlog represents executed master service agreements (“MSA”) that contain minimum volume commitments over multiple years for future product deliveries. Phoenix includes only the estimated minimum commitments in the MSA as backlog. As Phoenix executed MSAs mostly provide for minimum volume commitments rather than minimum aggregate dollar spend, the actual revenue from such agreements may differ from our backlog estimates as to the total order volume and the timing of such volume. Phoenix adjusts backlog to reflect estimated order volumes delivered by its customers based on historical experience known at the reporting date; however, future variations in order volumes by Phoenix customers may increase or decrease backlog and future revenue.

The following table reflects the amount of Phoenix backlog by the fiscal year we expect to recognize revenue:

	As of September 30,
(in millions)	2019	2018
Within one year	$68.1	$62.8
Between one year and two years	51.5	49.3
Between two years and three years	37.8	12.6
Between three years and four years	18.2	10.0
Thereafter	—	2.5
	$175.6	$137.2

The increase in Phoenix backlog at September 30, 2019 compared to September 30, 2018 was primarily driven by the three-year extension of a contract with an existing customer.

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

Primary competitors in the printing and manufacturing of books and book components include, but are not limited to, LSC, Coral Graphics, Quad Graphics, and Worzalla. There is no reliable industry data available to determine Phoenix’s market share and position versus that of its competitors. With respect to book components, a portion of the products is produced by the book manufacturers and a portion by component printers. The dollar value of book components manufactured by the book manufacturers or by other component printers is unknown. Phoenix and Coral Graphics are the two primary trade book component manufacturers used by major publishers in the U.S. market. Most high-quality, heavily-illustrated and multi-colored books sold in the U.S. are produced outside of the U.S. Phoenix competes with Worzalla and several domestic book manufacturers for that portion that is produced domestically.

Properties

Phoenix owns its principal properties for corporate offices and production located in Hagerstown, MD, which totals approximately 276,000 square feet.   Additionally, Phoenix owns two buildings totaling approximately 45,000 square feet in Terre Haute, IN, which were acquired as part of the Printing Components Business.  As part of the purchase of Color Optics, Phoenix acquired a lease of a print facility with approximately 84,000 square feet in Rockaway, NJ.  During the year ended September 30, 2018, Phoenix relocated equipment and printing from its Rockaway facility to its Hagerstown facility.  Relocation efforts were completed in November 2018.  In April 2019, Phoenix entered a sublease agreement for the entire Rockaway facility.  The lease and sublease of the Rockaway facility both expire in May 2020.  Phoenix believes its facilities will be adequate for at least the next 12 months.

Management

Phoenix is led by Marc Reisch, who currently serves as its Chairman and previously served as its Chief Executive Officer from 2008 to 2015. Mr. Reisch served as a director on ALJ’s Board of Directors from August 2015 until October 2019.  For additional information regarding Mr. Reisch, see “Part III, Item 10. Directors, Executive Officers and Corporate Governance.”

Additional Information About ALJ and its Subsidiaries

ALJ was originally incorporated in the State of Delaware under the name Nuparent, Inc. on June 22, 1999. The Company’s name was changed to YouthStream Media Networks, Inc. on June 24, 1999, and that name was used through October 23, 2006. The Company’s name was changed to ALJ Regional Holdings, Inc. on October 23, 2006.

As of September 30, 2019, ALJ had four employees, its Chief Executive Officer, Chief Financial Officer, and two support staff, performing services dedicated primarily to general corporate and administrative matters. No employee is represented by a labor union.

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

On March 23, 2010, President Obama signed the Affordable Care Act (the “Affordable Care Act”) into law, which has affected comprehensive health insurance reform, including the creation of health insurance exchanges, among other reforms. A portion of Faneuil’s healthcare business relates to providing services to health insurance exchanges in various states, and Faneuil believes that there may be significant opportunities for growth in this area.  President Trump has disclosed that a key initiative for his Presidency is to repeal or substantially change the Affordable Care Act. While Congress has not passed repeal legislation, new tax reform legislation enacted on December 22, 2017 (“Tax Reform Law”) includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate,” which could lead to fewer enrollments in healthcare exchanges. It is unclear whether further changes that President Trump has planned to the Affordable Care Act will be enacted, or if enacted changes will affect Faneuil’s business.  Further significant changes to, or repeal of, the Affordable Care Act could materially and adversely affect that aspect of Faneuil’s business.

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

The diversion of resources and management’s attention to the integration of the RDI Acquisition could adversely affect Faneuil’s day-to-day business.

The integration of the RDI Acquisition may place a significant burden on Faneuil management and internal resources. The diversion of Faneuil management’s attention away from day-to-day business concerns and any difficulties encountered in the transition and integration process could adversely affect Faneuil’s financial results.

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

If terrorist activities, armed conflicts, political instability or natural disasters, including climate change related events, occur in the United States, such events may negatively affect Faneuil operations, cause general economic conditions to deteriorate or cause demand for Faneuil services, many of which depend on travel, to decline. A prolonged economic slowdown or recession could reduce the demand for Faneuil services, and consequently, negatively affect Faneuil’s future sales and profits. Any of these events could have a significant effect on Faneuil’s business, financial condition or results of operations.

Faneuil’s business is subject to many regulatory requirements, and current or future regulation could significantly increase Faneuil’s cost of doing business.

Faneuil’s business is subject to many laws and regulatory requirements in the United States, covering such matters as data privacy, consumer protection, healthcare requirements, labor relations, taxation, internal and disclosure control obligations, governmental affairs and immigration. For example, Faneuil is subject to state and federal laws and regulations regarding the protection of consumer information commonly referred to as “non-public personal information.” For instance, the collection of patient data through Faneuil’s contact center services is subject to HIPAA, which protects the privacy of patients’ data. These laws, regulations, and agreements require Faneuil to develop and implement policies to protect non-public personal information and to disclose these policies to consumers before a customer relationship is established and periodically after that. These laws, regulations, and agreements limit the ability to use or disclose non-public personal information for purposes other than the ones originally intended. Many of these regulations, including those related to data privacy, are frequently changing and sometimes conflict with existing ones among the various jurisdictions in which Faneuil provides services. Violations of these laws and regulations could result in liability for damages, fines, criminal prosecution, unfavorable publicity and restrictions placed on Faneuil operations.  Faneuil’s failure to adhere to or successfully implement processes in response to changing regulatory requirements in this area could result in legal liability or impairment to Faneuil’s reputation in the marketplace, which could have a material adverse effect on Faneuil’s business, results of operations and financial condition. In addition, because a substantial portion of Faneuil operating costs consists of labor costs, changes in governmental regulations relating to wages, healthcare and healthcare reform and other benefits or employment taxes could have a material adverse effect on Faneuil’s business, results of operations or financial condition.

Faneuil’s profitability is dependent in part on Faneuil’s ability to estimate correctly, obtain adequate pricing, and control its cost structure related to fixed “price per call” contracts.

A significant portion of Faneuil’s revenues are derived from commercial and government contracts awarded through competitive bidding processes. Many of these contracts are extremely complex and require the investment of significant resources in order to prepare accurate bids and pricing based on both current and future conditions, such as the cost of labor, that could impact profitability of such contracts. Our success depends on Faneuil’s ability to accurately estimate the resources and costs that will be required to implement and service any contracts we are awarded, sometimes in advance of the final determination of such contracts’ full scope and design, and negotiate adequate pricing for call center services that provide a reasonable return to our shareholders based on such estimates. Additionally, in order to attract and retain certain contracts, we are sometimes required to make significant capital and other investments to enable us to perform our services under those contracts, such as facility leases, information technology equipment purchases, labor resources, and costs incurred to develop and implement software. If Faneuil is unable to accurately estimate its costs to provide call center services, obtain adequate pricing, or control costs for fixed “price per call” contracts, it could materially adversely affect our results of operations and financial condition.

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

The floor covering industry is highly dependent on construction activity, including new construction, which is cyclical in nature.  Historically, downturns in the U.S. and global economies, along with the residential and commercial markets in such economies, particularly in Las Vegas, have negatively impacted the floor covering industry and Carpets business. Although the impact of a decline in new construction activity is typically accompanied by an increase in remodeling and replacement activity, these activities lagged during the recent downturns. Diminished consumer confidence in general, or specifically with respect to purchasing homes, or lack of consumer interest in purchasing a home compared to other housing alternatives due to location preferences, perceived affordability constraints or otherwise, may contribute to such a downturn. Further, changes to monetary policy or other actions by the Federal Reserve resulting in an adverse effect on interest rates (including mortgage interest rates), a downward trend in employment levels and job and wage growth, and increasing prices for available new or existing homes could lead to a decline in housing activity and negatively impact Carpets business.  A significant or prolonged decline in residential/commercial remodeling or new construction activity could have a material adverse effect on the business and results of operations of Carpets.

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

The floor covering industry is highly competitive. Carpets competes with several home improvement stores, building materials supply houses and lumber yards, specialty design stores, showrooms, discount stores, local, regional and national hardware stores, mail order firms, warehouse clubs, independent building supply stores, and other retailers, as well as with installers. Also, it faces growing competition from online and multichannel retailers as its customers increasingly use computers, tablets, smartphones, and other mobile devices to shop online and compare prices and products in real time. Intense competitive pressures from one or more competitors of Carpets or the inability by Carpets to adapt effectively and quickly to a changing competitive landscape could affect its prices, its margins or demand for its products and services. If it is unable to respond timely and appropriately to these competitive pressures, including through maintaining competitive locations of stores, customer service, quality and price of merchandise and services, in-stock levels, and merchandise assortment and presentation, its market share and its financial performance could be adversely affected.

Carpets may not timely identify or effectively respond to consumer needs, expectations or trends, which could adversely affect its relationship with customers, its reputation, demand for its products and services and its market share.

Carpets operates in a market sector where demand is strongly influenced by rapidly changing customer preferences as to product design and features. The success of Carpets depends on its ability to anticipate and react to changing consumer demands promptly. All of its products are subject to changing consumer preferences that cannot be predicted with certainty. Also, long lead times for certain of its products may make it hard for it to respond quickly to changes in consumer demands. Consumer preferences could shift rapidly to different types of products or away from the types of products Carpets carries altogether, and Carpets future success depends, in part, on its ability to anticipate and respond to these changes. Failure to anticipate and respond promptly to changing consumer preferences could lead to, among other things, lower sales and excess inventory levels, which could have a material adverse effect on its financial condition.

Carpets relies on third-party suppliers for its products. If it fails to identify and develop relationships with a sufficient number of qualified suppliers, or if its suppliers experience financial or operational difficulties, its ability to timely and efficiently access products that meet its standards could be adversely affected.

Carpets sources, stocks and sells products from vendors, and the vendors’ ability to fulfill Carpets orders reliably and efficiently is critical to its business success. Its ability to continue to identify and develop relationships with qualified suppliers who can satisfy its standards for quality and the need to access products in a timely, efficient and cost-effective manner is a significant challenge. The ability to access products can also be adversely affected by political instability, the financial instability of suppliers, suppliers’ noncompliance with applicable laws, trade restrictions, tariffs, currency exchange rates, supply disruptions, weather conditions, natural disasters, including climate change related events, shipping or logistical interruptions or costs and other factors beyond its control. If these vendors fail or are unable to perform as expected and Carpets is unable to replace them quickly, its business could suffer material adverse short- and long-term effects.

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

A portion of Carpets business consists of fixed price projects that are bid for and contracted based on estimated costs. The estimating process includes budgeting for the appropriate amount of materials, labor, and overhead. At times, this work can be substantial.  The ability to estimate costs correctly and complete the project within budget or satisfaction without material defect is essential.  In particular, there may be additional tariffs or taxes related to any inputs and finished goods imported by Carpets. Compliance with changes in taxes, tariffs and other regulations may require Carpets to alter its sourcing and make the process of estimating fixed price projects more difficult. If Carpets is unable to estimate a project properly or unable to complete the project within budget or without material defect, it may suffer losses, which could adversely affect its reputation, business, and financial condition.

Carpets depends upon its ability to attract, train, and retain highly qualified associates while also controlling its labor costs.

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

The impact of digital media and similar technological changes, including the substitution of printed products with digital content, may continue to adversely affect the results of Phoenix’s operations.

The industry in which Phoenix operates is experiencing rapid change due to the impact of digital media and content on printed products. Electronic delivery of information offer alternatives to traditional delivery in the form of print materials provided by Phoenix. Further improvements in the accessibility and quality of digital media, mobile technologies, e-reader technologies, digital retailing and the digital distribution of documents and data has resulted and may continue to result in increased consumer substitution away from Phoenix’s printed products. Continued consumer acceptance of such digital media, as an alternative to print materials, is uncertain and difficult to predict and may decrease the demand for the Phoenix’s printed products, result in reduced pricing for its printing services and additional excess capacity in the printing industry, and could materially adversely affect Phoenix’s business.

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

Our financing documents contain affirmative and negative financial covenants restricting ALJ, Faneuil, Carpets, and Phoenix. Specifically, our loan facilities covenants restrict ALJ, Faneuil, Carpets, and Phoenix from:

•	incurring additional debt;
•	making certain capital expenditures;
•	allowing liens to exist;
•	entering transactions with affiliates;
•	guaranteeing the debt of other entities, including joint ventures;
•	merging, consolidating, or otherwise combining with another company; or
•	transferring or selling our assets.

Our ability to borrow under our loan arrangements depends on our compliance with certain covenants and borrowing base requirements.  The ability to meet these covenants and requirements may be affected by events beyond our control, and we or they may not meet these obligations. The failure to comply with these covenants and requirements could result in an event of default under our loan arrangements that, if not cured or waived, could terminate such party’s ability to borrow further, permit acceleration of the relevant debt (and other indebtedness based on cross-default provisions) and permit foreclosure on any collateral granted as security under the loan arrangements, which includes substantially all of our assets. Accordingly, any default under our loan facilities could also result in a material adverse effect on us that may result in our lenders seeking to recover from us or against our assets. There can also be no assurance that the lenders will grant waivers on covenant violations if they occur. Any such event of default would have a material adverse effect on us.

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

As of September 30, 2019, $90.9 million of our current borrowings under the Cerberus Term Loan, Cerberus/PNC Revolver, and potential future borrowings are, and may continue to be, at variable rates of interest, tied to LIBOR or the Prime Rate of interest, thus exposing us to interest rate risk. Such rates tend to fluctuate based on general economic conditions, general interest rates, Federal Reserve rates and the supply of and demand for credit in the relevant interbanking market. In recent years, the Fed has incrementally changed the target range for the federal funds rate.  Changes in the interest rate generally, and particularly when coupled with any significant variable rate indebtedness, could materially adversely impact our interest expense.  If interest rates changed in the future by 100 basis points, based on our current borrowings as of September 30, 2019, our interest expense would increase or decrease by $0.9 million per year.

Further, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, has announced that it intends to stop encouraging or compelling banks to submit rates for the calculation of LIBOR rates after 2021 (“FCA Announcement”). The FCA Announcement indicates that the continuation of LIBOR on the current basis is not guaranteed after 2021 and, based on the foregoing, it appears likely that LIBOR will be discontinued or modified by 2021.  Although it is not possible to predict the effect the FCA Announcement, any discontinuation, modification or other reforms to LIBOR or the establishment of alternative reference rates may have on LIBOR, we do not expect the effect to have a material impact on our interest expense.

We may not receive the full amounts estimated under the contracts in our backlog, which could reduce our revenue in future periods below the levels anticipated. This makes backlog an uncertain indicator of future operating results.

As of September 30, 2019, each of our subsidiaries had a significant backlog.  Our backlog is typically subject to large variations from quarter to quarter and comparisons of backlog from period to period are not necessarily indicative of future revenue. The contracts comprising our backlog may not result in actual revenue in any particular period or at all, and the actual revenue from such contracts may differ from our backlog estimates. The timing of receipt of revenue, if any, for projects included in backlog could change because many factors affect the scheduling of projects. In certain instances, customers may have the right to cancel, reduce or defer amounts that we have in our backlog, which could negatively affect our future revenue.  The failure to realize all amounts in our backlog could adversely affect our revenue and gross margins. As a result, our subsidiaries’ backlog as of any particular date may not be an accurate indicator of our future revenue or earnings.

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

If we undergo an ownership change for purposes of Section 382 as a result of future transactions involving our common stock, including purchases or sales of stock between 5% stockholders, our ability to use our NOLs and to recognize certain built-in losses would be subject to the limitations of Section 382. Depending on the resulting limitation, a significant portion of our NOLs could expire before we would be able to use them.  At the end of our last fiscal year, September 30, 2019, we had net operating loss carryforwards for federal income tax purposes of approximately $138.1 million that start expiring in 2022. Approximately $115.3 million of the carryforward expires in 2022. Our inability to utilize our NOLs would have a negative impact on our financial position and results of operations.

We do not believe we have experienced an “ownership change” as defined by Section 382 in the last three years. However, whether a change in ownership occurs in the future is largely outside of our control, and there can be no assurance that such a change will not occur.

In August 2018, our shareholders approved the amendment of certain provisions in our Restated Certificate of Incorporation, updating certain restrictions on transfers of our stock that may result in an “ownership change” within the meaning of Section 382 in order to preserve stockholder value and the value of certain tax assets primarily associated with NOLs and built-in losses under Section 382.

Changes in U.S. tax laws could have a material adverse effect on our business, cash flow, results of operations or financial conditions.

On December 22, 2017, President Trump signed into law the final version of the Tax Reform Law. The Tax Reform Law significantly reforms the Internal Revenue Code of 1986, as amended, with many of its provisions effective for tax years beginning on or after January 1, 2018. The Tax Reform Law, among other things, contains significant changes to corporate taxation, including a permanent reduction of the corporate income tax rate, a partial limitation on the deductibility of business interest expense, a limitation of the deduction for net operating loss carryforwards, an indefinite net operating loss carryforward and the elimination of the two-year net operating loss carryback, temporary, immediate expensing for certain new investments and the modification or repeal of many business deductions and credits. We continue to examine the impact this tax reform legislation may have on our business. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the Tax Reform Law is uncertain and our business and financial condition could be adversely affected. The impact of this reform on our stockholders is uncertain. Stockholders should consult with their tax advisors regarding the effect of the Tax Reform Law and other potential changes to the U.S. Federal tax laws on them.

The concentration of our capital stock ownership with insiders will likely limit your ability to influence corporate matters.

Our executive officers and directors and their affiliated entities together beneficially owned approximately 49.3% of our outstanding common stock at November 30, 2019.  Jess Ravich, our current Chief Executive Officer, beneficially owned approximately 39.2% of our common stock as of November 30, 2019. As a result, these stockholders, if they act together or in a block, could have significant influence over most matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions, even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

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

The market price of our common stock is volatile.

The market price of our common stock could fluctuate substantially in the future in response to a number of factors, including the following:

•	our quarterly operating results or the operating results of other companies in our industry;
•	changes in general conditions in the economy, the financial markets or our industry;
•	relatively low trading volumes;
•	announcements by our competitors of significant acquisitions; and
•	the occurrence of various risks described in these Risk Factors.

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

Your share ownership may be diluted by the issuance of additional shares of our common or preferred stock or securities convertible into common or preferred stock in the future. As of September 30, 2019, a total of 1,654,000 shares of our common stock are issuable pursuant to outstanding options issued by us at a weighted-average exercise price of $3.39, and 1,296,991 shares of our common stock are issuable pursuant to outstanding warrants at a weighted-average exercise price of $1.80.  It is probable that options or warrants to purchase our common stock will be exercised during their respective terms if the fair market value of our common stock exceeds the exercise price of the particular option or warrant. If the stock options or warrants are exercised, your share ownership will be diluted.  Additionally, options to purchase up to 1,280,000 shares of ALJ common stock are available for grant under our existing equity compensation plans as of September 30, 2019.

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

Certain provisions in our Restated Certificate of Incorporation contain transfer restrictions that may have the effect of delaying or preventing beneficial takeover bids by third parties.

Our Restated Certificate of Incorporation imposes certain restrictions on transfer of stock designed to preserve the value of certain tax assets primarily associated with our NOLs and built-in losses under Section 382. These restrictions prohibit certain transfers that would result in a person or a group of persons acquiring 5% of more of ALJ’s outstanding stock, unless otherwise approved by our Board of Directors or a committee thereof. As of September 30, 2019, we had approximately $138.1 million of NOLs. The use of such losses to offset federal income tax would be limited if we experience an “ownership change” under Section 382. This would occur if stockholders owning (or deemed under Section 382 to own) 5% or more of our stock by value increase their collective ownership of the aggregate amount of our stock by more than 50 percentage points over a defined period. The transfer restrictions in our Restated Certificate of Incorporation were adopted to reduce the likelihood of an “ownership change” occurring as defined by Section 382. While such transfer restrictions are intended to protect our NOLs and built-in losses under Section 382, they may also have the effect of delaying or preventing beneficial takeover bids by third parties.

Climate change related events may have a long-term impact on our business.

While we seek to mitigate our business risks associated with climate change, we recognize that there are inherent climate related risks regardless of where we conduct our businesses.  Access to clean water and reliable energy in the communities where we conduct our business is a priority. Any of our locations may be vulnerable to the adverse effects of climate change. Climate related events have the potential to disrupt our business, including the business of our customers, and may cause us to experience higher attrition, losses and additional costs to resume operations.

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

On October 14, 2016, 3M filed its answer and counterclaim against Faneuil.  In its counterclaim, 3M sought recovery in excess of $10.0 million based on three claims:  breach of contract/indemnification, breach of the implied covenant of good faith and fair dealing, and unjust enrichment.  3M’s counterclaim alleged it incurred approximately $3.2 million in damages as a result of Faneuil’s conduct and sought indemnification of an additional $10.0 million in damages incurred as a result of continued performance.

The matter was tried in a bench trial from April 30, 2018 through May 2, 2018.  On May 15, 2018, the Richmond Circuit Court   issued its opinion, which dismissed both Faneuil’s complaint and 3M’s counterclaim with prejudice.  No monetary damages were awarded to either Faneuil or 3M.   As a result of the Richmond Circuit Court’s opinion, ALJ recorded a non-cash litigation loss of $2.9 million (the outstanding unreserved receivable from 3M), which was included with selling, general, and administrative expense during the year ended September 30, 2018.  The matter was appealed to the Supreme Court of Virginia where Faneuil was awarded approximately $1.2 million, plus pre- and post-judgment interest.  The matter was remanded to the trial court for calculation of interest and entry of final judgment.  Faneuil and 3M settled on the amount of interest to be paid.  The full amount of the award plus interest, which totaled $1.5 million, was received by Faneuil on December 5, 2019.

Marshall v. Faneuil, Inc.

On July 31, 2017, plaintiff Donna Marshall (“Marshall”) filed a proposed class action lawsuit in the Superior Court of the State of California for the County of Sacramento against Faneuil and ALJ. Marshall, a previously terminated Faneuil employee, alleges various California state law employment-related claims against Faneuil.  Faneuil has answered the complaint and removed the matter to the United States District Court for the Eastern District of California; however, Marshall filed a motion to remand the case back to state court, which has been granted.  In connection with the above, an amended complaint was filed by certain plaintiffs to add a claim for penalties under the California Private Attorneys General Act (the “PAGA Claim”).  Faneuil demurred to the PAGA Claim and it was eventually dismissed by the trial court.

The parties are currently engaged in limited discovery. A court-ordered mediation is scheduled between the parties for May 2020. Faneuil believes this action is without merit and intends to defend this case vigorously.

Other Litigation

We and our subsidiaries have been named in, and from time to time may become named in, various other lawsuits or threatened actions that are incidental to our ordinary business. Litigation is inherently unpredictable. Any claims against us, whether meritorious or not, could be time-consuming, cause us to incur costs and expenses, require significant amounts of management time and result in the diversion of significant operational resources. The results of these lawsuits and actions cannot be predicted with certainty. We concluded as of September 30, 2019 that the ultimate resolution of these matters (including the matters described above) will not have a material adverse effect on our business, consolidated financial position, results of operations or cash flows.

ITEM 4. MINE SAFETY DISCLOSURE.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

On May 11, 2016, our stock began trading on NASDAQ under the ticker symbol “ALJJ.”  Prior to May 11, 2016, our stock traded on the OTC Bulletin Board.  Although a market for our common stock exists, it is relatively illiquid.

Record Holders

As of November 30, 2019, there were 127 registered holders of ALJ’s common stock.  In addition, there are a significant number of holders of ALJ common stock that are “street name” or beneficial holders, whose shares are held of record by banks, brokers, and other financial institutions.

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

The following table sets forth certain information concerning shares of common stock authorized for issuance under the Company’s existing equity compensation plans as of September 30, 2019:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	720,000	$3.02	1,280,000
Equity compensation plans not approved by security holders	934,000	3.67	—
Total	1,654,000	$3.39	1,280,000

Recent Sales of Unregistered Securities

None, other than as previously disclosed by the Company.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. Our MD&A is organized as follows:

•	Overview. Discussion of our business and overall analysis of financial and other highlights affecting us to provide context for the remainder of MD&A.
•	Results of Operations. An analysis comparing our financial results for the year ended September 30, 2019 (“Fiscal 2019”) to the year ended September 30, 2018 (“Fiscal 2018”).
•	Liquidity and Capital Resources. An analysis of changes in our cash flows and discussion of our financial condition and liquidity.
•	Contractual Obligations. Discussion of our contractual obligations as of September 30, 2019.
•	Off-Balance Sheet Arrangements. Discussion of our off-balance sheet arrangements as of September 30, 2019.
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

On July 31, 2019, we acquired Realtime Digital Innovations, LLC (the “RDI Acquisition”), an exclusive partner of Faneuil for the past 18 months providing workflow automation and business intelligence services. The RDI Acquisition is expected to provide Faneuil with a sustainable competitive advantage in the business process outsourcing space by allowing it to, among other things, (i) automate process workflows and business intelligence, (ii) generate labor efficiencies for existing programs, (iii) expand potential new client target entry points, (iv) improve overall customer experience, and (v) increase margin profiles through shorter sales cycles and software license sales.

Results of Operations

The following table sets forth certain consolidated statements of operations data as a percentage of net revenue for each period as follows:

	Year Ended September 30, 2019		Year Ended September 30, 2018
		% of		% of
(in thousands, except per share amounts)	Dollars	Net Revenue	Dollars	Net Revenue
Net revenue (1)
Faneuil	$196,802	55.4%	$188,233	50.9%
Carpets	48,978	13.8	68,404	18.5
Phoenix	109,217	30.8	113,139	30.6
Consolidated net revenue	354,997	100.0	369,776	100.0
Cost of revenue (2)
Faneuil	157,481	80.0	146,004	77.6
Carpets	38,184	78.0	56,161	82.1
Phoenix (3)	81,789	74.9	83,707	74.0
Consolidated cost of revenue	277,454	78.2	285,872	77.3
Selling, general and administrative expense (2)
Faneuil	30,980	15.7	32,047	17.0
Carpets	9,333	19.1	11,803	17.3
Phoenix	12,385	11.3	15,419	13.6
ALJ	3,917	—	3,761	—
Consolidated selling, general and administrative expense	56,615	15.9	63,030	17.0
Depreciation and amortization expense (2)
Faneuil	12,733	6.5	10,286	5.5
Carpets	763	1.6	861	1.3
Phoenix (4)	2,264	2.1	2,479	2.2
Consolidated depreciation and amortization expense	15,760	4.4	13,626	3.7
Impairment of intangible assets (5)	746	0.2	—	—
Disposal of assets and other gain, net (5)	(216)	(0.1)	(277)	(0.1)
Total consolidated operating expenses (5)	350,359	98.7	362,251	98.0
Interest expense (5)	(10,611)	(3.0)	(10,558)	(2.9)
Provision for income taxes (5)	(10,006)	(2.8)	(4,299)	(1.2)
Net loss (5)	$(15,979)	(4.5)%	$(7,332)	(2.0)%
Loss per share of common stock–basic and diluted	$(0.41)		$(0.19)

(1)	Percentage is calculated as segment net revenue divided by consolidated net revenue.
(2)	Percentage is calculated as a percentage of the respective segment net revenue.
(3)	Includes depreciation expense of $4.8 million and $5.4 million during Fiscal 2019 and Fiscal 2018, respectively.
(4)

Primarily amortization of intangible assets.  Total depreciation and amortization for Phoenix, including depreciation expense captured in cost of revenue, was $7.1 million and $7.9 million during Fiscal 2019 and Fiscal 2018, respectively.

(5)	Percentage is calculated as a percentage of consolidated net revenue.

Net Revenue

	Year Ended September 30,
(in thousands)	2019	2018	$ Change	% Change
Faneuil	$196,802	$188,233	$8,569	4.6%
Carpets	48,978	68,404	(19,426)	(28.4)
Phoenix	109,217	113,139	(3,922)	(3.5)
Consolidated net revenue	$354,997	$369,776	$(14,779)	(4.0)%

Faneuil Net Revenue

Faneuil net revenue for Fiscal 2019 was $196.8 million, an increase of $8.6 million, or 4.6%, compared to net revenue of $188.2 million for Fiscal 2018.  The increase was attributable to a $7.5 million increase in revenues from new customers and a $7.6 million increase in revenues from existing customers, partly offset by a $6.5 million decrease driven by the completion of customer contracts.

Carpets Net Revenue

Carpets net revenue for Fiscal 2019 was $49.0 million, a decrease of $19.4 million, or 28.4%, compared to net revenue of $68.4 million for Fiscal 2018.  The decrease was primarily attributable to lower sales volumes in cabinets, flooring, and granite, slightly offset by higher volumes in window coverings, and the strategic decision to only accept jobs that yield a targeted profit margin.

Phoenix Net Revenue

Phoenix net revenue for Fiscal 2019 was $109.2 million, a decrease of $3.9 million, or 3.5%, compared to $113.1 million during Fiscal 2018.  The decrease was a result of lower volumes in packaging, slightly offset by higher volumes in components.  The industry in which Phoenix operates is experiencing rapid change due to the impact of digital media and content on printed products. Continued consumer acceptance of such digital media, as an alternative to print materials, could put downward pressure on Phoenix net revenue.

Cost of Revenue

	Year Ended September 30,
(in thousands)	2019	2018	$ Change	% Change
Faneuil	$157,481	$146,004	$11,477	7.9%
As a percentage of net revenue	80.0%	77.6%
Carpets	38,184	56,161	(17,977)	(32.0)
As a percentage of net revenue	78.0%	82.1%
Phoenix	81,789	83,707	(1,918)	(2.3)
As a percentage of net revenue	74.9%	74.0%
Consolidated cost of revenue	$277,454	$285,872	$(8,418)	(2.9)%

Faneuil Cost of Revenue

Faneuil cost of revenue for Fiscal 2019 was $157.5 million, an increase of $11.5 million, or 7.9%, compared to $146.0 million for Fiscal 2018.  The absolute dollar increase in cost of revenue was a direct result of the increased net revenue.  During Fiscal 2019, as compared to Fiscal 2018, Faneuil cost of revenue as a percentage of segment net revenue increased to 80.0% from 77.6% as a result of the mix of customer contracts, incurred losses on certain contracts, and the ramp up of costs related to new contracts.

Carpets Cost of Revenue

Carpets cost of revenue for Fiscal 2019 was $38.2 million, a decrease of $18.0 million, or 32.0%, compared to cost of revenue of $56.2 million for Fiscal 2018.  The absolute dollar decrease in cost of revenue was a direct result of decreased net revenue.  During Fiscal 2019 as compared to Fiscal 2018, cost of revenue as a percentage of segment net revenue decreased to 78.0% from 82.1% as a result of the strategic decision to only accept jobs that yield a targeted profit margin, and process improvements and cost reductions throughout the organization.

Phoenix Cost of Revenue

Phoenix cost of revenue for Fiscal 2019 was $81.8 million, a decrease of $1.9 million, or 2.3% compared to cost of revenue of $83.7 million for Fiscal 2018.  The absolute dollar decrease in cost of revenue was a direct result of decreased net revenue.  During Fiscal 2019, as compared to Fiscal 2018, Phoenix cost of revenue as a percentage of segment net revenue was consistent at 74.9% and 74.0%, respectively.  Phoenix experiences normal fluctuations to cost of revenue as a percentage of segment net revenue as a result of changes to the mix of products sold.

Selling, General, and Administrative Expense

	Year Ended September 30,
(in thousands)	2019	2018	$ Change	% Change
Faneuil	$30,980	$32,047	$(1,067)	(3.3)%
Carpets	9,333	11,803	(2,470)	(20.9)
Phoenix	12,385	15,419	(3,034)	(19.7)
ALJ	3,917	3,761	156	4.1
Consolidated selling, general, and administrative expense	$56,615	$63,030	$(6,415)	(10.2)%

Faneuil Selling, General, and Administrative Expense

Faneuil selling, general and administrative expense for Fiscal 2019 was $31.0 million, a decrease of $1.1 million, or 3.3%, compared to selling, general and administrative expense of $32.0 million for Fiscal 2018.  The decrease was primarily attributable to the non-recurring $2.9 million non-cash litigation loss, a $0.7 million decrease in legal expenses associated with the litigation loss in Fiscal 2018, and a $0.2 million decrease due to concluded contracts.  These decreases were somewhat offset by a $1.3 million increase to support new customers, a $1.4 million increase to support existing customers, and a $0.4 million increase due to the RDI Acquisition in July 2019.  During Fiscal 2019, as compared to Fiscal 2018, Faneuil selling, general and administrative expense as a percentage of segment net revenue decreased to 15.7% from 17.0% principally as a result of the aforementioned non-cash litigation loss.

Carpets Selling, General, and Administrative Expense

Carpets selling, general, and administrative expense was $9.3 million for Fiscal 2019, a decrease of $2.5 million, or 20.9%, compared to selling, general, and administrative expense of $11.8 million for Fiscal 2018.  The decrease was primarily attributable to process improvements and cost reductions throughout the organization.   Carpets selling, general, and administrative expense as a percentage of segment net revenue increased to 19.1% for Fiscal 2019 from 17.3% for Fiscal 2018.  Certain selling, general, and administrative expenses do not fluctuate directly with net revenue.  As such, we expect selling, general, and administrative expense as a percentage of segment net revenue to fluctuate.

Phoenix Selling, General, and Administrative Expense

Phoenix selling, general, and administrative expense for Fiscal 2019 was $12.4 million, a decrease of $3.0 million, or approximately 19.7%, compared to $15.4 million for Fiscal 2018.  Expenses to consolidate manufacturing facilities and the related restructuring expense decreased $1.4 million in Fiscal 2019 compared to Fiscal 2018.  As a result of the consolidation and restructuring, headcount-related expenses decreased $0.8 million in Fiscal 2019 compared to Fiscal 2018.  Selling, general, and administrative expense as a percentage of segment net revenue decreased to 11.3% for Fiscal 2019 from 13.6% for Fiscal 2018, which was mainly attributable to the consolidation of the manufacturing facility and restructuring expense incurred during Fiscal 2018.  Certain selling, general, and administrative expenses do not fluctuate directly with net revenue.  As such, we expect selling, general, and administrative expense as a percentage of segment net revenue to fluctuate.

ALJ Selling, General, and Administrative Expense

ALJ selling, general, and administrative expense for Fiscal 2019 was $3.9 million, an increase of $0.2 million, or 4.1%, compared to selling, general, and administrative expense of $3.8 million for Fiscal 2018. ALJ selling, general, and administrative expenses were impacted by the hiring of additional personnel, which added $0.3 million, and increased legal fees, which added $0.3 million, to support our business and our strategy of acquisitions, partially offset by lower stock-based compensation expense of $0.4 million as a result of fully amortized stock option awards.  We expect selling, general, and administrative expense to fluctuate in the future as we comply with SEC reporting requirements and regulations and allocate certain expenses to our subsidiaries.

Depreciation and Amortization

	Year Ended September 30,
(in thousands)	2019	2018	$ Change	% Change
Faneuil	$12,733	$10,286	$2,447	23.8%
Carpets	763	861	(98)	(11.4)
Phoenix	2,264	2,479	(215)	(8.7)
Consolidated depreciation and amortization expense	$15,760	$13,626	$2,134	15.7%

Faneuil Depreciation and Amortization

Faneuil depreciation and amortization expense for Fiscal 2019 was $12.7 million, an increase of $2.4 million, or 23.8%, compared to $10.3 million for Fiscal 2018.  The increase was attributable to leasehold improvements for new call center buildouts and capital equipment purchased to support new and expanded contracts. Faneuil expects future depreciation and amortization expense to increase as Faneuil continues to invest in its customers, which includes opening new call centers.  Because certain Faneuil contracts require capital investments such as lease buildouts, Faneuil depreciation and amortization expense is impacted by the timing of new contracts and the completion of existing contracts.

Carpets Depreciation and Amortization

Carpets depreciation and amortization expense for Fiscal 2019 was $0.8 million, a decrease of $0.1 million, or 11.4%, compared to $0.9 million for Fiscal 2018.  The decrease was a result of certain intangible assets being fully amortized during Fiscal 2019.

Phoenix Depreciation and Amortization

Phoenix depreciation and amortization expense for Fiscal 2019 was $2.3 million, a decrease of $0.2 million, or 8.7%, compared to $2.5 million for Fiscal 2018. Phoenix depreciation and amortization expense consists primarily of amortization of acquisition-related intangible assets.  The decrease was attributable to fully amortized acquisition-related intangible assets.

Impairment of Intangible Assets

During Fiscal 2019, Faneuil recorded an impairment of intangible assets of $0.7 million to write off the remaining carrying value of certain intangible assets related to the CMO Business acquisition in May 2017.  During the fourth quarter of Fiscal 2019, certain conditions came to light, largely regarding the lack of profitability related to one customer contract, which indicated that the carrying value of the asset may not be fully recoverable. As such, management performed an impairment test based on a comparison of the undiscounted cash flows expected to be generated by the asset, to the recorded value of the asset and concluded that the associated cash flows did not support any of the carrying value of the intangible asset and Faneuil recorded a full impairment charge.

Interest Expense

Interest expense for both Fiscal 2019 and Fiscal 2018 was $10.6 million.  Interest expense was impacted by reduced interest expense resulting from quarterly principal payments, partially offset by increased interest rates, and increased weighted-average outstanding balance on our line of credit and the $5.0 million increase to our term loan, which were both used to fund Faneuil’s call center buildouts and other working capital requirements.

Income Taxes

Our provision for income taxes was $10.0 million for Fiscal 2019 compared to $4.3 million for Fiscal 2018.  Fiscal 2019 reflected a non-cash deferred income tax expense of $9.7 million, the majority of which was to reduce the net value of our NOL carryforward deferred tax assets.  The remaining provision for income taxes during Fiscal 2019 was a result of generating state taxable income.  Fiscal 2018 reflected a $4.1 million one-time revaluation of deferred tax assets, which was the result of the Tax Reform Law.

Segment Adjusted EBITDA

	Year Ended September 30,
(in thousands)	2019	2018	$ Change	% Change
Faneuil	$8,833	$13,127	$(4,294)	(32.7)%
Carpets	1,557	453	1,104	243.7
Phoenix	20,533	22,077	(1,544)	(7.0)
ALJ	(3,225)	(2,553)	(672)	(26.3)
Segment adjusted EBITDA	$27,698	$33,104	$(5,406)	(16.3)%

Faneuil Segment Adjusted EBITDA

Faneuil segment adjusted EBITDA for Fiscal 2019 was $8.8 million compared to segment adjusted EBITDA of $13.1 million for Fiscal 2018.  Faneuil segment adjusted EBITDA for Fiscal 2019 was impacted by the operational challenges in the normal course of business related to certain ongoing and new contracts, and timing delays related to the startup of recently awarded contracts.

Carpets Segment Adjusted EBITDA

Carpets segment adjusted EBITDA for Fiscal 2019 was $1.6 million compared to segment adjusted EBITDA of $0.5 million for Fiscal 2018.  Fiscal 2019 was positively impacted by process improvements and cost reductions.

Phoenix Segment Adjusted EBITDA

Phoenix segment adjusted EBITDA for Fiscal 2019 was $20.5 million compared to segment adjusted EBITDA of $22.1 million for Fiscal 2018.  Phoenix segment adjusted EBITDA for Fiscal 2019 was negatively impacted by product mix offset somewhat by decreased selling, general, and administrative expenses, which resulted from consolidating printing facilities.

ALJ Segment Adjusted EBITDA

ALJ segment adjusted EBITDA for Fiscal 2019 was ($3.2) million compared to segment adjusted EBITDA of ($2.6) million for Fiscal 2018.  ALJ segment adjusted EBITDA for Fiscal 2019 was impacted by increased headcount.

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

Phoenix

There is seasonality to the Phoenix business. Education book component sales (school and college) traditionally peak in the first and second quarters of the calendar year. Other book components sales traditionally peak in the third quarter of the calendar year. Book sales also traditionally peak in the third quarter of the calendar year. The fourth quarter of the calendar year has traditionally been the weakest quarter. These seasonal factors are not significant.

Liquidity and Capital Resources

Our principal sources of liquidity have been cash provided by operations and borrowings under various debt arrangements.  At September 30, 2019, our principal sources of liquidity included cash and cash equivalents of $4.5 million and an available borrowing capacity of $12.1 million on our line of credit.  Our principal uses of cash have been for acquisitions and to pay down debt.  We anticipate that our principal uses of cash will continue to be to acquire businesses and pay down our debt.

Global financial and credit markets have been volatile in recent years, and future adverse conditions of these markets could negatively affect our ability to secure funds or raise capital at a reasonable cost or at all.  For additional discussion of our various debt arrangements see Contractual Obligations below.

In summary, our cash flows for each period were as follows:

	Year Ended September 30,
(in thousands)	2019	2018
Cash provided by operating activities	$24,617	$17,762
Cash used for investing activities	(21,443)	(17,054)
Cash used for financing activities	(645)	(4,338)
Change in cash and cash equivalents	$2,529	$(3,630)

We recognized a net loss of $16.0 million for Fiscal 2019, and generated cash from operating activities of $24.6 million, offset by cash used for investing and financing activities of $21.4 million and $0.6 million, respectively.

We recognized a net loss of $7.3 million for Fiscal 2018, and generated cash from operating activities of $17.8 million, offset by cash used for investing and financing activities of $17.1 million and $4.3 million, respectively.

Operating Activities

Cash provided by operations of $24.6 million during Fiscal 2019 was the result of our $16.0 million net loss, $32.4 million addback of net non-cash expenses, and $8.2 million of net cash provided by changes in operating assets and liabilities.  The most significant components of net non-cash expenses were depreciation and amortization of $20.6 million, deferred income taxes of $9.5 million, as a result of increasing our NOL carryforwards valuation allowance, impairment of intangible assets of $0.7 million, amortization of deferred loan costs of $0.7 million, and stock-based compensation of $0.7 million.  The most significant components of changes in operating assets and liabilities that provided cash include accounts receivable of $4.6 million as a result of lower fourth quarter sales at Phoenix and Carpets, accounts payable of $2.4 million due to timing of payments in the normal course of business, accrued expenses of $1.3 million, and other assets of $1.4 million.  The most significant component of changes in operating assets and liabilities that provided cash was deferred revenue and customer deposits of $2.2 million as a result of Faneuil recognizing revenue for amounts deferred at September 30, 2018.

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

Investing Activities

During Fiscal 2019, our investing activities used $21.4 million of cash, of which $14.5 million was for the buildout of Faneuil’s three new call centers, $2.5 million was for Faneuil’s RDI Acquisition, $1.0 million was for payment of the holdback related to Phoenix’s Printing Components Business acquisition, $2.9 million was used to purchase capital equipment in the normal course of operations, and $0.9 million was used to purchase equipment, software and leasehold improvements for Faneuil’s new and existing customers, partially offset by $0.3 million proceeds received from the sale of equipment.

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

Financing Activities

During Fiscal 2019, our financing activities used $0.6 million of cash.  Financing activities which used cash included $9.9 million to pay down our term loan, $3.0 million of capital lease payments, and $0.9 million for debt and stock issuance costs.  Proceeds from our line of credit and our amended term loan provided $1.1 million and $5.0 million, respectively (see further discussion at Contractual Obligations below).  Proceeds from the issuance of common stock provided $7.0 million, which was used to fund Faneuil’s RDI Acquisition.

During Fiscal 2018, our financing activities used $4.3 million of cash.  Financing activities which used cash included $13.5 million to pay down our term loan, $2.8 million of capital lease payments, and $0.5 million for debt and stock issuance costs.  Proceeds from our line of credit and our amended term loan provided $3.2 million and $7.5 million, respectively (see further discussion at Contractual Obligations below).  Proceeds from the issuance of common stock and exercise of stock options provided $1.5 million and $0.3 million, respectively. Proceeds from the amended term loan and issuance of common stock were used to fund Phoenix’s Printing Components Business acquisition.

Contractual Obligations

The following table summarizes our significant contractual obligations at September 30, 2019, and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments due by Period
		Less Than	One – Three	Four – Five	More than Five
(in thousands)	Total	One Year	Years	Years	Years
Term loan (1)	$81,082	$8,200	$8,200	$64,682	$—
Operating lease obligations (2)	54,806	7,883	17,436	5,608	23,879
Other liabilities (3)	14,088	1,043	13,045	—	—
Line of credit (1)	9,823	—	—	9,823	—
Capital lease obligations (1)	5,158	2,535	2,457	166	—
Equipment financing agreement (1)	3,101	1,336	1,403	362
Total contractual cash obligations (4)	$168,058	$20,997	$42,541	$80,641	$23,879

(1)	Refer to “Part IV, Item 15. Exhibits, Financial Statement Schedules – Note 7. Debt.”
(2)	Refer to “Part IV, Item 15. Exhibits, Financial Statement Schedules – Note 8. Commitments and Contingencies.”
(3)

Amounts represent future cash payments to satisfy our short- and long-term workers’ compensation reserve, short- and long-term acquisition-related deferred and contingent liabilities, and other long-term liabilities recorded on our consolidated balance sheets.  It excludes deferred revenue and non-cash items.  Short- and long-term acquisition-related deferred and contingent payments are included in the table at total fair value, as defined by generally accepted accounting principles, of $4.9 million.  The total maximum amount of acquisition-related deferred and contingent cash payments is $7.5 million.

(4)

Total excludes contractual obligations already recorded on our consolidated balance sheets as current liabilities, except for the short-term portions of our term loan, short-term portion of acquisition-related deferred and contingent payments, equipment financing agreement, and workers’ compensation reserve.

Off-Balance Sheet Arrangements

As of September 30, 2019, we had two types of off-balance sheet arrangements.

Surety Bonds.  In the normal course of operations, certain Faneuil customers require surety bonds guaranteeing the performance of a contract.  As of September 30, 2019, the face value of such surety bonds, which represents the maximum cash payments that Faneuil would have to make under certain circumstances of non-performance, was approximately $26.1 million.

Letters of Credit.  ALJ had letters of credit totaling $3.9 million outstanding as of September 30, 2019, in connection with workers’ compensation insurance requirements.

Critical Accounting Estimates

The preparation of financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses during the reporting period. We regularly evaluate our estimates and assumptions related to the fair value of assets and liabilities, including intangible assets acquired and allocation of purchase price, useful lives, carrying value and recoverability of long-lived and intangible assets, the recoverability of goodwill, and revenue recognition.  Certain accounting policies, as described below, are considered "critical accounting policies" because they are particularly dependent on estimates made by us about matters that are inherently uncertain and could have a material impact on our consolidated financial statements. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenue, costs and expenses that are not readily apparent from other sources. The actual results experienced by us may differ materially and adversely from our estimates. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected.  A summary of all of our significant accounting policies is included in “Part IV, Item 15. Exhibits, Financial Statement Schedules – Note 2. Summary of Significant Accounting Policies.”

We believe the following are critical accounting policies that require us to make significant estimates, assumptions or judgments:

•	Valuation and allocation of assets acquired and liabilities assumed in connection with business acquisitions;
•	Impairment of identified intangible assets and goodwill; and
•	Revenue recognition.

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

The goodwill and intangible assets acquired in business acquisitions are pushed down to the reporting unit that benefits from the business combination.

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

The assumptions and estimates used to determine future values, such as expected future net cash flows, and remaining useful lives of our intangible and other long-lived assets are complex and subjective. They can be affected by internal factors such as changes in our business strategy or external factors such as industry and economic trends.

Goodwill

The application of the goodwill impairment test is considered a critical accounting estimate.  We perform an annual impairment assessment of goodwill as of September 30 each year, or more frequently if indicators of potential impairment exist, which includes evaluating qualitative and quantitative factors to assess the likelihood of an impairment of goodwill.  Each of our reporting units has goodwill assigned, which is assessed independently.

Qualitative factors considered in this assessment include industry and market considerations, overall financial performance, and other relevant events and factors affecting the reporting units.   Additionally, as part of this assessment, we may perform a quantitative analysis to supplement and support the qualitative factors.  Although there were no specific qualitative indicators of impairment for our reporting units, we elected to perform a quantitative impairment test as of September 30, 2019.

Our goodwill impairment test considers both the income method and the market method to estimate fair value.  For both Faneuil and Phoenix, the goodwill impairment test is weighted 50% on the income method and 50% on the market method.  For Carpets, the goodwill impairment test is weighted 100% on the income method.  The income method is based on a discounted future cash flow approach that uses the following major assumptions and inputs: revenue, based on assumed market segment growth rates and assumed market segment share, estimated costs, and weighted average cost of capital (“WACC”).  WACC was estimated using guideline companies adjusted for a company-specific risk premium.  Estimates of market segment growth, market segment share, and costs are based on historical data, various internal estimates, and a variety of external sources. The same estimates are also used in the Company’s business planning and forecasting process. The data is tested for reasonableness of the inputs and outcomes of our discounted cash flow analysis against available comparable market data. The market method used at Faneuil and Phoenix in estimating fair value is based on financial multiples and transaction prices of comparable companies.  Significant judgment is required to estimate the fair value of reporting units which includes estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment.

Each of our reporting units were deemed to have fair values that exceeded their carrying value.

Revenue Recognition

We must make subjective estimates as to when our revenue is earned, the impact of pricing adjustments, and the collectability of our accounts receivable.

We recognize revenue from non-refundable up-front payments attributable to contract implementation, with no specific deliverables, over the longer of the initial term of the contract or the expected customer life, which is estimated at the time the initial contract is executed.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

As previously disclosed, on July 23, 2019, the Audit Committee of ALJ’s Board of Directors determined, pending execution of an engagement letter in form and substance satisfactory to the Company (the “Engagement Letter”), to appoint Deloitte & Touche, LLP (“Deloitte”) and dismiss Mayer Hoffman McCann P.C. (“MHM”).  On August 21, 2019, the Company executed the Engagement Letter, and Deloitte was formally appointed by the Audit Committee, and MHM was formally dismissed, as the Company’s independent registered public accounting firm.

During the fiscal year ended September 30, 2018 and through August 21, 2019 (the date of the change in auditors), ALJ did not have any disagreements with MHM on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to MHM’s satisfaction, would have caused MHM to make reference thereto in its reports on our financial statements for the relevant periods. During the fiscal year ended September 30, 2018 and through August 21, 2019, there were no reportable events, as defined in Item 304(a)(1)(v) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Based on management’s evaluation (with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”)), as of the end of the period covered by this report, our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)), are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in U.S. Securities and Exchange Commission (“SEC”) rules and forms, and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth fiscal quarter for the year ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed our internal control over financial reporting as of September 30, 2019, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

Based on this assessment, management has concluded that our internal controls over financial reporting were effective as of September 30, 2019, and provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with GAAP. We reviewed the results of management’s assessment with the Audit Committee of our Board of Directors.

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

Inherent Limitations on Effectiveness of Controls

Our management, including our CEO and CFO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well-designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of the effectiveness of controls to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table sets forth the names, ages, and principal offices and positions of our current directors and executive officers as of November 30, 2019.

Name	Age	Position
Jess M. Ravich	62	Director, Chairman of the Board, and Chief Executive Officer
Brian Hartman	49	Chief Financial Officer
Hal G. Byer	62	Director
Robert Scott Fritz	63	Director
Rae Ravich	28	Director
John Scheel	65	Director, Vice Chairman, and Chairman of Audit Committee
Anna Van Buren	61	Director, President and CEO of Faneuil
Michael Borofsky	47	Director, and Chairman of Compensation, Nominating and Corporate Governance Committee

The following is a brief summary of the backgrounds of the Company’s directors and executive officers.

Jess M. Ravich. Mr. Ravich has served as a director since June 2006 and Chairman of the Board of Directors since August 2006.  He served as the Executive Chairman and senior executive officer of the Company from December 2012 through July 2019, at which time he became the Company’s fulltime Chief Executive Officer.  Mr. Ravich was a Group Managing Director at The TCW Group from December 2012 until July 2019. From 2009 to 2012, Mr. Ravich was Managing Director at Houlihan Lokey.  In 1991 Mr. Ravich founded Libra Securities, LLC (“Libra Securities”), a Los Angeles-based investment banking firm that focused on capital raising and financial advisory services for middle-market corporate clients and the sales and trading of debt and equity securities for institutional investors, and served as its Chairman and Chief Executive Officer from 1991 until 2009.  Prior to founding Libra Securities, Mr. Ravich was an Executive Vice President at Jefferies & Co., Inc. and a Senior Vice President at Drexel Burnham Lambert.

Mr. Ravich has been a member of the board of directors of Apex Global Brands (Nasdaq: APEX), formerly known as Cherokee Inc. (Nasdaq CHKE) since May 1995 and served as its Chairman of the Board from 2011 until 2017.  Mr. Ravich has also served on the Board of Directors of A-Mark International since 2014.  In addition to his professional responsibilities, Mr. Ravich has also served on the Undergraduate Executive Board of the Wharton School and the Board of Trustees of the Archer School for Girls. Mr. Ravich earned both a B.S and M.S. from the Wharton School and a J.D. from Harvard University.  Mr. Ravich is the father of Rae Ravich, a director of the Company.

Brian Hartman.  Mr. Hartman has served as Chief Financial Officer since August 2017.  Previously, Mr. Hartman was the Senior Vice President, Chief Financial Officer of Arcade Beauty, a manufacturer of sampling solutions for the beauty, fragrance and skincare segments, having served in such role since March 2012.  From April 2005 to March 2012, Mr. Hartman was the Vice President, Corporate Controller of Visant Corporation, a specialty printing and marketing services enterprise.  From January 1996 to April 2005, Mr. Hartman was the Controller for Metallurg Inc, a producer and distributor of specialty metals.  Prior to this, Mr. Hartman held various accounting and auditing positions at Witco Chemical Corp., a manufacturer of specialty chemicals, and Deloitte & Touche LLP.  Mr. Hartman is a certified public accountant and received a Bachelor of Business Administration degree in public accounting and a Master of Business Administration in financial management from Pace University.

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

Anna Van Buren. Ms. Van Buren has served as a director since November 2013. Ms. Van Buren was appointed President and Chief Executive Officer of Faneuil in April 2009, after previously serving as President and Chief Operating Officer from 2007 to 2009, as Vice President and Managing Director of Faneuil’s Government Services Division from 2005 to 2007, and as Vice President of Business Development from 2004 to 2005. Prior to her association with Faneuil, Ms. Van Buren founded Capital Initiatives, a consulting service for clients seeking visibility among federal lawmakers with the objective of encouraging legislative action, and operated numerous government services and marketing companies. Ms. Van Buren has served in leadership roles for many civic and business organizations including chairmanship of the United Way of the Virginia Peninsula, the Peninsula Chamber of Commerce and the NASA Aeronautics Support Team. She is the recipient of numerous awards including the Women in Business Achievement Award by Inside Business Magazine, the Presidential Citizenship Award from Hampton University and the NCCJ Humanitarian Award. Ms. Van Buren holds a degree in biology from Hollins University and the University of Virginia Executive School.

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

Other Key Employees

Marc Reisch. Mr. Reisch was appointed Chairman of Phoenix in August 2015 and served as a director of the Company from that time until his resignation as director effective October 24, 2019. Mr. Reisch served as Chairman of the Board, Chief Executive Officer and President of Visant and Visant Holding Corp. from October 2004 to November 2015. Prior to joining Visant, he served as Senior Advisor to Kohlberg Kravis Roberts & Co. and has over 35 years of experience in the printing and publishing industries. Mr. Reisch holds a Bachelor of Science degree and a Master of Business Administration degree from Cornell University.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, as well as persons who own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in beneficial ownership. Directors, executive officers, and greater than 10% shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of copies of Section 16(a) reports and representations received by us from reporting persons, and without conducting any independent investigation of our own, we believe all Forms 3, 4 and 5 were timely filed with the SEC by such reporting persons during the year ended September 30, 2019.

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

Compensation, Nominating, and Corporate Governance Committee

Our Compensation, Nominating, and Corporate Governance Committee consists of Messrs. Borofsky and Byer, with Mr. Borofsky chairing this committee. All members of this committee meet the requirements for independence under the applicable rules and regulations of the SEC, NASDAQ, and the Code, as amended, including the application of such rules and regulations to members of a listed company’s compensation committee.

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

There have been no material changes to the procedures by which shareholders may nominate nominees to our Board of Directors during the year ended September 30, 2019.

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

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary		Bonus		Stock Awards (1)		Option Awards (2)		Non-equity Incentive Plan Compensation		All Other Compensation		Total
Named Executive Officers:
Jess M. Ravich	2019	$37,500	(3)	$—		$187,500	(3)	$—		$—		$11,136	(4)	$236,136
Chief Executive Officer	2018	—		—		225,000	(3)	—		—		—		225,000

Anna Van Buren	2019	520,000		250,000	(5)	—		—		341,275	(6)	31,153	(7)	1,142,428
President and CEO, Faneuil	2018	520,000		—		—		—		330,380	(6)	31,147	(7)	881,527

Brian Hartman	2019	350,000		276,000	(8)	—		—		—		—		626,000
Chief Financial Officer	2018	307,222		191,000	(8)	—		161,659	(9)	—		—		659,881

Other Key Employees:
Marc Reisch	2019	200,000		—		—		—		80,000	(10)	—		280,000
Chairman, Phoenix	2018	200,000		—		—		—		294,442	(10)	—		494,442

Steve Chesin	2019	300,000		—		—		—		21,131	(11)	12,907	(12)	334,038
President and CEO, Carpets	2018	300,000		—		—		—		—		46,582	(13)	346,582

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

(3)

During the last two fiscal years, Mr. Ravich has received total annual compensation of $225,000.  From October 2017 through July 2019, Mr. Ravich elected to receive his entire annual compensation in ALJ common stock.  Beginning in August 2019, the Compensation, Nominating, and Corporate Governance Committee elected to pay Mr. Ravich his entire annual compensation in cash.

(4)	Out-of-policy business expenses, which are allowed up to $117,000 under the terms of Mr. Ravich’s employment agreement.
(5)	Represents a discretionary bonus, which was approved by the Compensation, Nominating, and Corporate Governance Committee.
(6)

Represents an annual bonus amount equal to 10% of Faneuil EBITDA, before any bonus amount owed to Ms. Van Buren, in excess of $7.5 million.  Ms. Van Buren’s bonus is based on a calendar year.  The amounts included in the table above are estimates based on ALJ fiscal year and are subject to adjustments.

(7)	Represents health care insurance premiums.
(8)	Represents performance bonus according to the terms of Mr. Hartman’s employment agreement.
(9)

Represents an option to purchase 150,000 shares of ALJ common stock at an exercise price of $2.10 per share.  Options vest in three equal annual installments on August 8, 2019, August 8, 2020, and August 8, 2021.

(10)

Represents an annual bonus amount equal to 10% of Phoenix pre-bonus EBITDA, in excess of $20.0 million, with a step down to 5% in excess of $27.0 million.  Mr. Reisch’s bonus is based on a calendar year.  The amounts included in the table above are estimates based on ALJ’s fiscal year and are subject to adjustments.

(11)	Represents an annual bonus amount equal to 5% of Carpets pre-bonus EBITDA in excess of $1.0 million.
(12)	Represents car allowance and lease payments.
(13)	Represents health care insurance premiums of $3,848, personal time off payouts of $28,248, and car lease payments and other of $14,486.

Employment Arrangements with Named Executive Officers and Other Key Employees

Named Executive Officers

Jess Ravich. On July 29, 2019, the Company entered into an employment agreement (the “Ravich Employment Agreement”) with Jess Ravich. Prior to entering into the Employment Agreement, Mr. Ravich served as the Company’s Executive Chairman.  Pursuant to the Ravich Employment Agreement, Mr. Ravich assumed full-time responsibilities as the Company’s Chief Executive Officer until September 30, 2020 (the “Initial Term”), subject to subsequent automatic two-year renewals.  Mr. Ravich will continue to serve as the Company’s Chairman of the Board.

Additional material terms of the Ravich Employment Agreement include:

(i)	Base salary is $225,000 per year, of which up to $150,000 per year may be paid at the Company’s discretion through the issuance of the Company’s stock;
(ii)	A stipend of $117,000 during the Initial Term for Mr. Ravich’s use in connection with out of policy business expenses;
(iii)

Incentive bonus structure includes (a) an annual bonus in the amount of 10% of the difference between (1) the Company’s pre-bonus consolidated EBITDA less actual cash interest paid during the trailing twelve month measurement period and (2) a bonus threshold of $22,000,000, subject to adjustment from time to time, and (b) a one-time realization bonus for any sale of a business of the Company in an amount equal to: (1) for a sale of Faneuil, 2.5% of the first $25,000,000 of profit from such sale, less growth capital expenditures (“Profit”), and 5% of any Profit in excess of $25,000,000; (2) for a sale of any other subsidiary, 5% of the Profit;

(iv)

A standstill provision, pursuant to which (a) Mr. Ravich, without the approval of a majority of the independent directors of the Board, shall not acquire additional shares that will result in more than 45% of the outstanding stock of the Company to be held by Mr. Ravich and his affiliates, and (b) any stock held by Mr. Ravich or any of his affiliates in excess of 40% of the outstanding stock of the Company shall be subject to a voting agreement to be entered into, pursuant to which such shares will be automatically voted with the majority of all other outstanding stock of the Company; and

(v)

A clawback provision in the event of (a) a material restatement, revision or change to the Company’s financial statements requiring a recalculation of EBITDA for any particular fiscal year of the Company or (b) a breach by Mr. Ravich of his fiduciary obligation owed to the Company or commission by Mr. Ravich of an act of fraud, embezzlement, disloyalty or defalcation, or usurpation of a Company opportunity.

As of September 30, 2019, if Mr. Ravich’s employment is terminated by ALJ without cause, or by Mr. Ravich for good reason, Mr. Ravich is entitled to receive as severance: (i) the lesser of one-year base salary or pro-rated base salary for the remaining term; (ii) continuation of group health plan benefits, with the cost of the regular premium for such benefits paid in full by Faneuil; and (iii) annual bonus prorated for the period of Mr. Ravich’s service during the year of termination and calculated based on actual EBITDA (as defined in the Ravich Employment Agreement) for the year of termination equal to full annual bonus for the year of termination if otherwise entitled to receive the bonus.

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

As of September 30, 2019, if Ms. Van Buren’s employment is terminated by Faneuil without cause, or by Ms. Van Buren for good reason, Ms. Van Buren is entitled to receive: (i) the lesser of one-year base salary or pro-rated base salary for the remaining term; (ii) continuation of group health plan benefits, with the cost of the regular premium for such benefits paid in full by Faneuil; (iii) full annual bonus for the year of termination if otherwise entitled to receive the bonus; and (iv) the annual bonus for the previous year if such bonus has been earned but not yet paid at time of termination.

Brian Hartman.   In connection with ALJ’s appointment of Brian Hartman to serve as its Chief Financial Officer in August 2017, ALJ entered into an employment agreement with Mr. Hartman through August 2018, subject to one-year renewals.  Pursuant to the employment agreement, Mr. Hartman received an annual base salary of $300,000, a one-time sign-on bonus of $75,000, a cash bonus of $100,000 for the calendar year 2017, and an individual bonus target of 50% of annual base salary effective January 2018.  In August 2019, the Company entered into the Second Amended and Restated Employment Agreement (the “A&R Employment Agreement”) with Mr. Hartman, its Chief Financial Officer.  The A&R Employment Agreement amended and restated the Employment Agreement, dated August 8, 2017, as amended by the First Amended and Restated Employment Agreement dated August 2, 2018, between Mr. Hartman and the Company, which term expired in August 2019.  Pursuant to the A&R Employment Agreement Mr. Hartman will serve as the Company’s Chief Financial Officer until September 30, 2021, subject to further one-year or two-year renewals, as determined by the Chief Executive Officer of the Company. Additional material terms changed by the A&R Employment Agreement include: (i) an increase in base salary from $350,000 to $375,000 effective October 2019, and (ii) Mr. Hartman’s incentive bonus structure, which was amended to include an annual bonus target of (a) up to 50% of his annual base salary based on the general quality and success of his efforts during the immediately preceding fiscal year and (b) up to 25% of his annual base salary based on certain goals agreed between the Chief Executive Officer and Mr. Hartman for the applicable fiscal year.

As of September 30, 2019, if Mr. Hartman’s employment is terminated by ALJ without cause, or by Mr. Hartman for good reason, Mr. Hartman is entitled to receive: (i) eight months of base salary; (ii) continuation of group health plan benefits with the cost of the regular premium for such benefits shared in the same relative proportion by ALJ and Mr. Hartman as in effect on the date of termination; (iii) full annual bonus for the year of termination if otherwise entitled to receive the bonus; and (iv) the annual bonus for the previous year if such bonus has been earned but not yet paid at time of termination.

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

As of September 30, 2019, if Mr. Reisch’s employment is terminated by Phoenix without cause, or by Mr. Reisch for good reason, Mr. Reisch is entitled to receive, for each calendar year remaining during the employment term, an annual bonus calculated and paid in the same manner as if Mr. Reisch’s employment had continued.

Steve Chesin.  During April 2014, concurrent with ALJ’s acquisition of Carpets, Carpets entered into an employment agreement with Mr. Chesin through December 2017.  In December 2017, Carpets and Mr. Chesin entered into the first amended employment agreement.  Effective January 2019, Carpets and Mr. Chesin entered into the second amended employment agreement (the “New Chesin Employment Agreement”), which extended the term to December 2020.  Under the New Chesin Employment Agreement, Mr. Chesin receives an annual base salary of $300,000 and is eligible to earn an annual bonus equal to 5% of any pre-bonus EBITDA of Carpets in excess of $1,000,000.

As of September 30, 2019, if Mr. Chesin’s employment is terminated by Carpets without cause, or by Mr. Chesin for good reason, Mr. Chesin is entitled to receive: (i) one year of base salary; (ii) continuation of group health plan benefits, with the cost of the regular premium for such benefits paid in full by Carpets; (iii) full annual bonus for the year of termination if otherwise entitled to receive the bonus; and (iv) the annual bonus for the previous year if such bonus has been earned but not yet paid at time of termination.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth certain information regarding outstanding equity awards at September 30, 2019, by the named executive officers and other key employees.

OUTSTANDING EQUITY AWARDS TABLE

	Option Awards
Name	Option Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Total Number of Securities Underlying Unexercised Options (#)	Option Exercise Price ($)	Option Expiration Date
Named Executive Officers:
Jess M. Ravich, Executive Chairman	8/3/2015	350,000	—		350,000	4.00	8/3/2022
Anna Van Buren, President and CEO, Faneuil	8/11/2017	100,000	50,000	(1)	150,000	3.33	8/9/2027
Brian Hartman, Chief Financial Officer	8/8/2017	100,000	50,000	(2)	150,000	3.26	8/8/2027
	8/9/2018	50,000	100,000	(3)	150,000	2.10	8/9/2028

Other Key Employees:
Marc Reisch, Chairman, Phoenix	8/14/2015	250,000	—		250,000	4.27	8/13/2025
Steve Chesin, President and CEO, Carpets	12/7/2017	3,333	6,667	(4)	10,000	3.21	12/7/2027

(1)	Vests on August 11, 2020.
(2)	Vests on August 8, 2020.
(3)	Vests in two equal annual installments on August 9, 2020 and August 9, 2021.
(4)	Vests in two annual installments on December 7, 2019 and December 7, 2020.

Director Compensation

The following table sets forth the total compensation paid or accrued by ALJ to the named directors for services rendered during the year ended September 30, 2019:

DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Compensation	Nonqualified Deferred Compensation on Earnings	All Other Compensation	Total
Hal G. Byer	$84,000	$—	$—	$—	$—	$—	$84,000
Robert Scott Fritz	70,000	15,000	—	—	—	—	85,000
Rae Ravich	42,500	37,500	—	—	—	—	80,000
John Scheel	52,500	40,000	—	—	—	—	92,500
Michael Borofsky	55,000	40,000	—	—	—	—	95,000
Margarita Paláu Hernández(1)	33,000	30,000	—	—	—	—	63,000

(1)	Resigned effective October 3, 2019.

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

Report on Repricing of Stock Options

We did not re-price any stock options during the year ended September 30, 2019.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of November 30, 2019, information regarding the beneficial ownership of our common stock based upon the most recent information available to us for: (i) each person known by us to own beneficially more than five (5%) percent of our outstanding common stock; (ii) each of our named executive officers, directors, and other key employees; and (iii) all of our named executive officers, directors, and other key employees as a group.  Unless otherwise indicated, each stockholder listed below has sole voting and investment power with respect to the shares beneficially owned by them and has the following address: c/o ALJ Regional Holdings, Inc., 244 Madison Avenue, PMB #358, New York, NY 10016.  As of November 30, 2019, there were 42,172,791 shares of our common stock outstanding, which was the only class of voting securities outstanding.

Name and Address of Beneficial Owner	Number of Common Shares Beneficially Owned (1)		Percentage of Common Shares Beneficially Owned
Named Executive Officers and Directors:
Jess Ravich, Chief Executive Officer and Chairman of the Board	16,858,637	(2)	39.2%
Anna Van Buren, Director	1,689,076	(3)	4.0%
c/o Faneuil, Inc.
2 Eaton Street, Suite 1002
Hampton, VA 23669
John Scheel, Director and Vice Chairman of the Board	885,127		2.1%
Robert Scott Fritz, Director	659,169	(4)	1.6%
Hal G. Byer, Director	164,684	(5)	*
Rae G. Ravich, Director	164,206	(6)	*
Brian Hartman, Chief Financial Officer	150,000	(7)	*
Michael C. Borofsky, Director	73,914		*
Other Key Employees:
Marc Reisch, Director and Chairman, Phoenix	750,000	(8)	1.8%
c/o Phoenix Color Corp.
16th Floor, 350 7th Ave
New York, NY 10001
Steve Chesin, Chief Executive Officer, Carpets	156,667	(9)	*
c/o Carpets N’ More
4580 West Teco Avenue
Las Vegas, NV 89118
All Directors and Executive Officers as a Group	21,551,480	(10)	49.2%
5% Stockholders:
Harland Clarke Holdings Corp.	3,000,000		7.1%
10931 Laureate Drive
San Antonio, Texas 78249

*	Less than 1%.
(1)

Consistent with SEC regulations, shares of common stock issuable upon exercise of derivative securities by their terms exercisable within 60 days of November 30, 2019, are deemed outstanding for purposes of computing the percentage ownership of the person holding such securities but are not deemed outstanding for computing the percentage ownership of any other person. Unless otherwise indicated below, to the knowledge of the Company, the persons and entities named in this table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable.

(2)

Includes 4,853,804 shares held by the Exemption Trust under the Ravich Revocable Trust of 1989, 350,000 shares of common stock issuable upon exercise of currently vested options, and 519,480 shares of common stock issuable upon exercise of currently vested warrants.

(3)	Includes 100,000 shares of common stock issuable upon exercise of currently vested options, and 18,500 shares of common stock issuable upon exercise of currently vested warrants.
(4)	Includes 431,088 shares held by The Ravich Children Permanent Trust, for which Mr. Fritz is the sole trustee. Mr. Fritz disclaims all economic ownership of such shares.

(5)	Includes 134,000 shares of common stock issuable upon exercise of currently vested options and 10,014 restricted shares held by the Hal Byer and Marihelene Byer Revocable Trust.
(6)	Includes 100,000 shares of common stock issuable upon exercise of currently vested options.
(7)	Includes 150,000 shares of common stock issuable upon exercise of currently vested options.
(8)	Includes 250,000 shares of common stock issuable upon exercise of currently vested options.
(9)	Includes 6,667 shares of common stock issuable upon exercise of options that vest within 60 days from the date hereof.
(10)	Includes 1,628,647 shares of common stock issuable upon the exercise of options that are either vested or will vest within 60 days from the date hereof.

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

ITEM 13. CERTAIN RELATIONSHIPS RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

During the years ended September 30, 2019 and 2018, we entered into the following transactions required to be reported under Item 404 of Regulation S-K (“Item 404”):

Revenue

Harland Clarke Holdings Corp. (“Harland Clarke”), a stockholder who owns ALJ shares in excess of five percent, was a counterparty to Faneuil in two contracts.  One contract provides call center services to support Harland Clarke’s banking-related products and completed in March 2019.  The other contract provided managed print services and concluded in September 2018. Faneuil recognized revenue from Harland Clarke totaling $0.1 million and $0.3 million for the years ended September 30, 2019 and 2018, respectively. The associated cost of revenue was $0.1 million and $0.3 million for the years ended September 30, 2019 and 2018, respectively. All revenue from Harland Clarke contained similar terms and conditions as for other transactions of this nature entered into by ALJ.  Total accounts receivable from Harland Clarke was $0 and less than $0.1 million at September 30, 2019 and 2018, respectively.

Common Stock Activity

In July 2019, ALJ sold 3.9 million shares of common stock at $1.80 per share for total cash proceeds of $7.0 million.  Of the common shares sold, 2.2 million shares were to unaffiliated investors, 1.6 million shares were to ALJ’s Chief Executive Officer, and 0.1 million were to Faneuil’s President and Chief Executive Officer.  In connection with such purchase and sale, each investor thereto, including ALJ’s CEO and Faneuil’s President and CEO, received 33% warrant coverage with a two-year term to purchase ALJ common stock at $1.80 per share.

Backstop Letter Agreement

In November 2018, in connection with the Fourth Amendment, the Company entered into a Backstop Letter Agreement with Jess Ravich, the Company’s Chairman and Chief Executive Officer. Pursuant to the Backstop Letter Agreement, Mr. Ravich will provide a “backstop” that would enable the Company to satisfy the Alternative Financing Requirement by agreeing, if the Company is unable to locate alternative financing on terms, conditions and timing reasonably acceptable to it, and if required by Cerberus.  In consideration of Mr. Ravich entering into such backstop arrangement, the Company’s Audit Committee and independent directors reviewed, approved and agreed to a backstop fee package, pursuant to which the Company would (i) pay to Mr. Ravich’s trust a one-time backstop fee of $0.1 million, and (ii) if the purchase of such subordinated debt is required by Cerberus and the Company has failed to secure a financing alternative more advantageous to the Company, to issue to Mr. Ravich’s trust a five-year warrant (the “Warrant”) to purchase 1,500,000 shares of ALJ common stock at an exercise price equal to the average closing price of the Company’s common stock as reported on The Nasdaq Stock Market for the 30 trading days preceding the warrant issuance date.

Director Independence

The following directors qualify as “independent” in accordance with the rules and regulations of the SEC and NASDAQ, as applicable:

•	Hal G. Byer
•	Robert Scott Fritz
•	John Scheel
•	Michael Borofsky

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The Audit Committee of ALJ’s Board of Directors has engaged Deloitte & Touche LLP (“Deloitte”) as the independent registered public accounting firm for the Company and its subsidiaries for the fiscal year ended September 30, 2019.  The Audit Committee regularly reviews and determines whether any non-audit services provided by Deloitte potentially affects its independence with respect to the Company. The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by Deloitte. Pre-approval is generally provided by the Audit Committee for up to one year, is detailed as to the particular service or category of services to be rendered and is generally subject to a specific budget. The Audit Committee may also pre-approve additional services or specific engagements on a case-by-case basis. Management provides annual updates to the Audit Committee regarding the extent of any services provided in accordance with this pre-approval.  To date, all services performed by Deloitte have been pre-approved by the Audit Committee in accordance with this policy.

Prior to August 21, 2019, the Audit Committee had engaged Mayer Hoffman McCann P.C. (“MHM”) as the independent registered public accounting firm for the Company.  As previously disclosed, on July 23, 2019, the Audit Committee of ALJ’s Board of Directors determined, pending execution of an engagement letter in form and substance satisfactory to the Company (the “Engagement Letter”), to appoint Deloitte and dismiss MHM.  On August 21, 2019, the Company executed the Engagement Letter, and Deloitte was formally appointed by the Audit Committee, and MHM was formally dismissed, as the Company’s independent registered public accounting firm.

The reports of MHM on the consolidated financial statements of the Company and subsidiaries as of and for the fiscal year ended September 30, 2018 and the subsequent interim period through August 21, 2019 did not contain any adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.

During the fiscal year ended September 30, 2018 and the subsequent interim period through August 21, 2019, there were (i) no disagreements within the meaning of Item 304(a)(1)(iv) of Regulation S-K between the Company and MHM on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, any of which, if not resolved to MHM’s satisfaction, would have caused MHM to make reference thereto in their reports, and (ii) no “reportable events” within the meaning of Item 304(a)(1)(v) of Regulation S-K.

The following table sets forth the aggregate fees billed, or expected to be billed, by Deloitte with respect to audit and non-audit services for the Company during the fiscal year ended September 30, 2019, and the aggregate fees billed by MHM with respect to audit and non-audit services for the Company during the fiscal year ended September 30, 2018, and the subsequent interim periods in 2019 before the change in auditors became effective:

	Year Ended September 30,
Fee Category	2019		2018
	Deloitte	MHM	MHM
Audit fees (1)	$500,000	$262,565	$711,000
Audit-related fees (2)	50,000	22,078	—
Tax fees	—	—	—
All other fees (3)	—	120,000	—
Total	$550,000	$404,643	$711,000

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

(2)

Audit-Related Fees. Includes services that are reasonably related to the performance of the audit or review of the financial statements, including audit and attestation services related to financial reporting that are not required by statute or regulation.

(3)	All Other Fees. Consists of transition services fees.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Financial Statements

The financial statements required by this Item are included beginning at page F-1.

Financial Statement Schedules

The financial statement schedules required by this Item are included on page S-1.

Exhibits

The following documents are filed as exhibits hereto:

Exhibit Number	Description of Exhibit	Method of Filing
2.1	Asset Purchase Agreement, dated as of June 21, 2016, by and among Phoenix Color Corp., AKI, Inc. and Bioplan USA, Inc.	Incorporated by reference to Exhibit 2.1 to Form 8-K as filed on June 22, 2016

3.1	Restated Bylaws of ALJ Regional Holdings, Inc., dated as of May 11, 2009	Incorporated by reference to Exhibit 3.4 to Form 10-12B as filed on February 2, 2016

3.2	Restated Certificate of Incorporation of ALJ Regional Holdings, Inc. as filed with the Secretary of State of the State of Delaware on August 17, 2018	Incorporated by reference to Exhibit 3.5 to Form 10-K as filed on December 17, 2018

10.1	Form of Indemnification Agreement for Directors and Officers	Incorporated by reference to Exhibit 10.2 to Form 10-12B as filed on February 2, 2016

10.2	Employment Agreement, dated July 29, 2019, by and between the Company and Jess Ravich	Incorporated by reference to Exhibit 10.2 to Form 8-K as filed on August 1, 2019

10.3	Employment Agreement, dated as of October 18, 2013, by and between Faneuil, Inc. and Anna Van Buren	Incorporated by reference to Exhibit 10.3 to Form 10-12B as filed on February 2, 2016

10.4	First Amendment to Employment Agreement, dated August 11, 2017, by and between Faneuil, Inc. and Anna Van Buren	Incorporated by reference to Exhibit 10.2 to Form 8-K as filed on August 14, 2017

10.5	Employment Agreement, dated August 8, 2017, by and between ALJ Regional Holdings, Inc. and Brian Hartman	Incorporated by reference to Exhibit 10.1 to Form 8-K as filed on August 14, 2017

10.6	First Amendment to Employment Agreement, dated August 8, 2018, by and between ALJ Regional Holdings, Inc. and Brian Hartman	Incorporated by reference to Exhibit 10.1 to Form 8-K as filed on August 3, 2018

10.7	Second Amended and Restated Employment Agreement, dated August 20, 2019, by and between ALJ Regional Holdings, Inc. and Brian Hartman	Incorporated by reference to Exhibit 10.1 to Form 8-K as filed on August 22, 2019

10.8	Employment Agreement, dated as of March 12, 2018, by and between ALJ Regional Holdings, Inc. and Marc Reisch	Incorporated by reference to Exhibit 10.1 to Form 8-K as filed on March 13, 2018

10.9	Employment Agreement, dated April 14, 2014, by and between Floors-N-More, LLC and Steven Chesin	Incorporated by reference to Exhibit 10.2 to Form 8-K as filed on March 13, 2018

10.10	First Amendment to Employment Agreement, dated December 27, 2017, by and between Floors-N-More, LLC and Steven Chesin	Incorporated by reference to Exhibit 10.3 to Form 8-K as filed on March 13, 2018

10.11	ALJ Regional Holdings, Inc. 2016 Omnibus Equity Plan	Incorporated by reference to Exhibit 10.1 to Form S-8 as filed on August 23, 2016

10.12

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

10.13

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

10.14

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

10.15

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

10.16

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

10.17

Fifth Amendment to Financing Agreement, dated as of July 31, 2019, by and among the Company, Faneuil, Carpets, Phoenix, each subsidiary of the Company listed as a “Guarantor” on the signature pages thereto, the lenders from time to time party thereto, the Collateral Agent, and the Administrative Agent

Incorporated by reference to Exhibit 10.1 to Form 8-K as filed on August 1, 2019

10.18	Backstop Letter Agreement, dated as of November 28, 2018, between the Company and Jess Ravich	Incorporated by reference to Exhibit 10.2 to Form 8-K as filed on November 30, 2018

14.1	Code of Business Conduct and Ethics	Incorporated by reference to Exhibit 14.1 to Form 10-K as filed on December 23, 2016

21.1	List of Subsidiaries	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm - Deloitte & Touche, LLP	Filed herewith

23.2	Consent of Independent Registered Public Accounting Firm - Mayer Hoffman McCann P.C.	Filed herewith

24	Power of Attorney	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")	Filed herewith

31.2	Certification of Chief Financial Officer and Principal Accounting Officer pursuant to Rule 13a-14(a) of the Exchange Act	Filed herewith

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

ALJ REGIONAL HOLDINGS, INC.

Date: December 23, 2019	By:	/s/ Jess Ravich
Jess Ravich
Chief Executive Officer (Principal Executive Officer)

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

Name	Title	Date

/s/ Jess Ravich	Chairman of the Board, and Chief Executive Officer	December 23, 2019
Jess Ravich	(Principal Executive Officer)

/s/ Brian Hartman	Chief Financial Officer (Principal Financial Officer and Principal	December 23, 2019
Brian Hartman	Accounting Officer)

/s/ Hal G. Byer	Director	December 23, 2019
Hal G. Byer

/s/ Robert Scott Fritz	Director	December 23, 2019
Robert Scott Fritz

/s/ Rae Ravich	Director	December 23, 2019
Rae Ravich

/s/ John Scheel	Director	December 23, 2019
John Scheel

/s/ Anna Van Buren	Director	December 23, 2019
Anna Van Buren

/s/ Michael Borofsky	Director	December 23, 2019
Michael Borofsky

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of ALJ Regional Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of ALJ Regional Holdings, Inc. and subsidiaries (the "Company") as of September 30, 2019, the related statements of consolidated operations, stockholders' equity and cash flows for the year ended September 30, 2019, and the related notes and the consolidated financial statement schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2019, and the results of its operations and its cash flows for the year ended September 30, 2019, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Jericho, New York

December 23, 2019

We have served as the Company’s auditor since 2019.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

ALJ Regional Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of ALJ Regional Holdings, Inc. and Subsidiaries (the “Company”) as of September 30, 2018, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended September 30, 2018, and the related notes and schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2018, and the results of its operations and its cash flows for the year ended September 30, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Mayer Hoffman McCann P.C.

We served as the Company's auditor from 2015 to 2019.

San Diego, California

December 17, 2018

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	September 30,	September 30,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$4,529	$2,000
Accounts receivable, net of allowance for doubtful accounts of $126 ($208 in 2018)	41,707	46,383
Inventories, net	6,777	7,656
Prepaid expenses and other current assets	5,515	5,504
Income tax receivable	897	—
Assets held for sale	—	222
Total current assets	59,425	61,765
Property and equipment, net	69,870	60,162
Goodwill	59,047	56,372
Intangible assets, net	41,148	42,400
Collateral deposits	695	695
Deferred tax assets, net	—	7,639
Other assets	992	2,435
Total assets	$231,177	$231,468
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,070	$12,692
Accrued expenses	16,092	14,371
Income taxes payable	367	204
Deferred revenue and customer deposits	1,965	3,179
Current portion of term loans, net of deferred loan costs	9,119	8,595
Current portion of capital lease obligations	2,535	2,909
Current portion of workers’ compensation reserve	1,043	1,000
Other current liabilities	72	1,003
Total current liabilities	46,263	43,953
Line of credit, net of deferred loan costs	9,372	8,594
Term loans, less current portion, net of deferred loan costs	73,614	74,795
Deferred revenue, less current portion	349	1,374
Workers’ compensation reserve, less current portion	1,312	1,508
Capital lease obligations, less current portion	2,623	4,427
Deferred tax liabilities, net	2,795	—
Other non-current liabilities	11,733	5,289
Total liabilities	148,061	139,940
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $0.01 par value; authorized – 100,000 shares; 42,173 and 38,111 issued and outstanding at September 30, 2019 and 2018, respectively	422	381
Additional paid-in capital	287,101	279,575
Accumulated deficit	(204,407)	(188,428)
Total stockholders’ equity	83,116	91,528
Total liabilities and stockholders’ equity	$231,177	$231,468

See accompanying notes to consolidated financial statements.

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended September 30,
	2019	2018
Net revenue	$354,997	$369,776
Costs and expenses:
Cost of revenue	277,454	285,872
Selling, general, and administrative expense	72,375	76,656
Impairment of intangible assets	746	—
Disposal of assets and other gain, net	(216)	(277)
Total operating expenses	350,359	362,251
Operating income	4,638	7,525
Other (expense) income:
Interest expense, net	(10,611)	(10,558)
Total other expense, net	(10,611)	(10,558)
Loss before income taxes	(5,973)	(3,033)
Provision for income taxes	(10,006)	(4,299)
Net loss	$(15,979)	$(7,332)
Loss per share of common stock–basic and diluted	$(0.41)	$(0.19)
Weighted-average shares of common stock outstanding– basic and diluted	38,710	37,856

See accompanying notes to consolidated financial statements.

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balances at September 30, 2017	37,042	$371	$276,478	$(181,096)	$95,753
Issuance of common stock upon exercise of stock options	300	3	275	—	278
Issuance of common stock, net of stock-issuance costs	478	4	1,431	—	1,435
Issuance of common stock to members of ALJ's board of directors	291	3	752	—	755
Stock-based compensation expense - options	—	—	639	—	639
Net loss	—	—	—	(7,332)	(7,332)
Balances at September 30, 2018	38,111	381	279,575	(188,428)	91,528
Common stock retired	(84)	(1)	(147)	—	(148)
Issuance of common stock, net of stock-issuance costs	3,895	39	6,934	—	6,973
Issuance of common stock to members of ALJ's board of directors	251	3	402	—	405
Stock-based compensation expense - options	—	—	337	—	337
Net loss	—	—	—	(15,979)	(15,979)
Balances at September 30, 2019	42,173	$422	$287,101	$(204,407)	$83,116

See accompanying notes to consolidated financial statements.

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended September 30,
	2019	2018
Operating activities
Net loss	$(15,979)	$(7,332)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	20,553	19,048
Impairment of intangible assets	746	—
Stock-based compensation expense	667	1,054
Provision for bad debts	56	272
Other non-cash expense	205	—
Litigation loss	—	2,910
Provision for obsolete inventory	176	151
Deferred income taxes	9,537	3,413
Disposal of assets and other gain, net	(216)	(277)
Amortization of deferred loan costs	724	1,275
Changes in operating assets and liabilities:
Accounts receivable, net	4,620	(108)
Inventories, net	703	3,075
Prepaid expenses and other current assets	8	724
Other assets	1,443	2,039
Accounts payable	2,378	(2,905)
Accrued expenses	1,317	(797)
Income taxes payable	163	9
Deferred revenue and customer deposits	(2,249)	(4,313)
Workers’ compensation reserve	(153)	(255)
Other current liabilities	69	(61)
Other non-current liabilities	(151)	(160)
Cash provided by operating activities	24,617	17,762
Investing activities
Acquisitions, net of cash acquired	(3,466)	(9,000)
Proceeds from sales of assets	318	544
Capital expenditures	(18,295)	(8,598)
Cash used for investing activities	(21,443)	(17,054)
Financing activities
Proceeds from term loan	5,000	7,500
Payments on term loans	(9,851)	(13,544)
Net proceeds from line of credit	1,084	3,239
Debt and common stock-issuance costs	(934)	(482)
Proceeds from issuance of common stock	7,011	1,500
Proceeds from stock option exercise	—	278
Payments on capital lease obligations	(2,955)	(2,829)
Cash used for financing activities	(645)	(4,338)
Change in cash and cash equivalents	2,529	(3,630)
Cash and cash equivalents at the beginning of the year	2,000	5,630
Cash and cash equivalents at the end of the year	$4,529	$2,000

See accompanying notes to consolidated financial statements.

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended September 30,
	2019	2018
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$9,840	$9,257
Taxes	$913	$1,022

Non-cash investing and financing activities:
Capital equipment purchases financed with capital leases	$4,837	$2,914
Fair value of deferred and contingent consideration related to acquisition	$4,900	$—
Capital equipment purchases financed with term loan	$4,060	$—
Leasehold improvements funded by landlord tenant improvement allowance	$2,145	$3,400
Leasehold improvements not yet paid for	$—	$2,700

See accompanying notes to consolidated financial statements.

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2019 AND 2018

1. ORGANIZATION AND BASIS OF PRESENTATION

Organization

ALJ Regional Holdings, Inc. (including subsidiaries, referred to collectively herein as “ALJ” or “Company”) is a holding company.  As of September 30, 2109, ALJ consisted of the following wholly-owned subsidiaries:

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

Basis of Presentation

Overall

The accompanying consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of ALJ and its subsidiaries.  All intercompany items and transactions have been eliminated in consolidation.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Although actual results could differ materially from those estimates, such estimates are based on the best information available to management and management’s best judgments at the time. Significant estimates and assumptions by management are used for, but are not limited to, determining the fair value of assets and liabilities, including intangible assets acquired and allocation of acquisition purchase prices, estimated useful lives of certain assets, recoverability of long-lived and intangible assets, the recoverability of goodwill, the realizability of deferred tax assets, stock-based compensation, the likelihood of material loss as a result of loss contingencies, customer lives used for revenue recognition, the allowance for doubtful accounts and inventory reserves, and calculation of insurance reserves.  Actual results may differ materially from estimates.

Business Combinations

The Company accounts for business combinations under the acquisition method of accounting in accordance with the Financial Accounting Standards Board (“FASB”) ASC 805, Business Combinations (“ASC 805”). The Company recognizes the fair value of the assets acquired and liabilities assumed, immediately expenses transaction costs and accounts for restructuring plans separately from the business combination. The excess of the cost of the acquisition over the fair value of the net tangible and identifiable intangible assets acquired is recorded as goodwill. Results of operations of the acquired business are included in the consolidated statements of operations from the effective date of acquisition.

ALJ uses its best estimates and assumptions to accurately value assets acquired, and liabilities assumed at the acquisition date. The measurement period for the valuation of assets acquired and liabilities assumed ends as soon as information on the facts and circumstances that existed as of the acquisition dates becomes available, but does not exceed 12 months. Adjustments to purchase price allocations may require a change in the amounts allocated to goodwill during the periods in which the adjustments are determined.

Cash and Cash Equivalents

Cash and equivalents include all cash, demand deposits, and money market accounts with original maturities of three months or less.

Accounts Receivable

ALJ presents accounts receivable, net of allowances for doubtful accounts and returns.  Allowances, when required, are calculated based on a detailed review of certain individual customer accounts and an estimation of the overall economic conditions affecting ALJ’s customer base. ALJ reviews a customer’s credit history before extending credit. If the financial condition of its customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances might be required.

Inventory

Carpets. Inventory, which consists of carpet, wood, vinyl, granite and other related hard surfaces, cabinets and window treatments, is stated at the lower of cost or net realizable value.  Cost is computed on a first-in, first-out basis (“FIFO”).  Carpets reserves for slow-moving and obsolete inventory based on historical and/or projected usage of the product.

Phoenix.  Inventory, which consists primarily of paper, laminating film and inks, is stated at lower of cost or net realizable value.  Cost is determined using FIFO and includes direct materials, direct labor, and applicable overhead.  Phoenix reserves for slow-moving and obsolete inventory based on historical and/or projected usage of the product.

Assets Held for Sale

Assets that ALJ intends to sell and are not used in current operations are disclosed separately on the consolidated balance sheets and valued at fair value less estimated costs to sell.  Assets held for sale at September 30, 2018 consisted of printing and manufacturing equipment.

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

Property and equipment acquired in a business acquisition are recorded at fair value on the date of acquisition. Subsequent purchases are recorded at historical cost. Significant improvements and betterments are capitalized. Routine repairs and maintenance are expensed when incurred. Gains and losses on disposal of fixed assets are recognized in the consolidated statements of operations based on the net disposal proceeds less the carrying amount of the assets.

Goodwill

ALJ records goodwill when the purchase price of an acquisition exceeds the fair value of the net tangible and identified intangible assets acquired.  ALJ assigns the goodwill to its reporting units consistent with the future economic benefits and synergies expected to be achieved.  ALJ performs an annual impairment assessment annually as of September 30, or more frequently if indicators of potential impairment exist, which includes evaluating qualitative and quantitative factors to assess the likelihood of an impairment of a segment’s goodwill.  To date, ALJ has not recorded any goodwill impairment.

Intangible Assets

As of September 30, 2019 and 2018, all intangible assets were acquisition-related, recorded at fair value on the dates acquired, and subject to amortization.  ALJ amortizes intangible assets over their estimated useful life based on expected economic benefit using the straight-line method.  In the quarter following the period in which the intangible asset becomes fully amortized, ALJ removes the fully-amortized balances from the gross asset and accumulated amortization amounts.

The estimated useful life ranges for all identified intangible assets were as follows:

Estimated
Description	Useful Life (Yrs.)
Non-compete agreements	2-6
Supply agreements	4-15
Technology	8
Internal-use software	6
Customer relationships	12-15
Trade names	15-30

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

Deferred Implementation Costs

Deferred implementation costs represent direct costs (e.g. training call center representatives) incurred prior to providing call center services.  The Company capitalizes such costs, which are then amortized to cost of revenue over the life of the contract, once call center services commence.  Implementation costs which are expected to be amortized during the next year are included in prepaid expenses and other current assets; the remaining balance of the implementation costs are included in other assets on the Company’s consolidated balance sheets.

Deferred Revenue and Customer Deposits

Deferred revenue represents amounts billed to the customer in excess of amounts earned. Customer deposits represent payments received before all of the relevant criteria for revenue recognition are met.  In certain instances, the Company requires a deposit when the customer order is placed.  Customer deposits are recognized as revenue when the contract deliverables are complete, and revenue recognition criteria have been met, which is typically less than one year.

Workers’ Compensation Reserve

The Company is self-insured for certain insurance coverages as discussed below.

Faneuil.  Faneuil is self-insured for workers’ compensation claims up to $500,000 per incident.  Reserves have been provided for workers’ compensation based on insurance coverages, third-party actuarial analysis, and management’s judgment.

Carpets.  Effective October 1, 2018, Carpets changed from a fully insured plan for workers’ compensation to a self-insured plan, to reduce expenses, for claims up to $200,000 per incident and maintains insurance coverage for costs above the specified limit.

Phoenix. Phoenix maintains outside insurance to cover workers’ compensation claims.

Fair Value of Financial Instruments

ALJ accounts for certain assets and liabilities at fair value. The hierarchy below lists three levels of fair value based on the extent to which inputs used in measuring fair value are observable in the market. We categorize each of our fair value measurements in one of these three levels based on the lowest level input that is significant to the fair value measurement in its entirety. These levels are:

Level 1 - inputs are based upon unadjusted quoted prices for identical instruments in active markets. ALJ had no Level 1 assets or liabilities.

Level 2 - inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques (e.g., the Black-Scholes model) for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. ALJ had no Level 2 assets or liabilities.

Level 3 - inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques, including option pricing models and discounted cash flow models.  Unobservable inputs used in the models are significant to the fair values of the assets and liabilities.  ALJ had no Level 3 assets.  ALJ’s only Level 3 liabilities are acquisition-related deferred and contingent consideration.  The fair values were determined using a variation of the income approach, known as the real options method, where certain revenue was simulated in a risk-neutral framework using Geometric Brownian Motion, a well-accepted model of stock price behavior that is used in option pricing models such as the Black-Scholes option pricing model.  See Note 3.

ALJ’s other fair value instruments consist of accounts receivable, accounts payable, accrued expenses, line of credit, and term-loans.  As of September 30, 2019 and 2018, carrying values of accounts receivable, accounts payable and accrued expenses approximate fair values due to the short-term nature of the instrument.   Additionally, ALJ’s line of credit and term loans both carry a variable interest rate set at current market rates, and as such, the carrying value approximates fair value.

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

Faneuil. Revenue associated with outsourcing services is generally recognized during the period in which the services are rendered.  Revenue for call center contracts is recognized at the time calls are received based on the contracted rate per call.  Revenue is generally based on staff hours, call time, call volume, number of transactions processed, or number of accounts, and is presented net of any allowance or discounts.

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

Phoenix.  Phoenix records reductions of revenue for estimated rebates in the same period the related revenue is recorded.  The amounts are based on historical information, specific criteria included in rebate agreements, and other factors known at the time.  Phoenix accrues rebates each month based on customers actual revenue and estimated future revenue as outlined in the customer contract.  By the end of the contract, 100% of the rebate earned is recorded.  Rebates are paid to the customers based on their contractual agreements.

In certain instances, Phoenix will provide a customer with an incentive sign-on bonus at contract commencement in exchange for the customer committing to certain purchase volumes.  Phoenix capitalizes the sign-on bonus when paid, and amortizes the balance as a reduction of revenue systematically as the volume commitment is attained. The portion of the sign-on bonus expected to be earned within one year is calculated based on estimates of customer orders for the year and recorded as prepaid expenses and other current assets, with the remaining sign-on bonus recorded as other assets.

Prompt pay discounts are recorded as a reduction to revenue in the period the prompt pay discount is taken by the customer.

Impairment of Goodwill and Long-Lived Assets

The Company assesses the recoverability of goodwill on an annual basis in accordance with ASC 350 Intangibles - Goodwill and Other. The measurement date is September 30, or more frequently, if events or circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than the carrying value. The Company can elect to perform a quantitative or qualitative test of impairment. For the years ended September 30, 2019 and 2018, the Company performed a quantitative impairment assessment for goodwill. The Company calculated the fair value of its three reporting units using both the income method and the market method to estimate fair value.  For both Faneuil and Phoenix, the goodwill impairment test is weighted 50% on the income method and 50% on the market method.  For Carpets, the goodwill impairment test is weighted 100% on the income method.  The income method is based on a discounted future cash flow approach that uses the following major assumptions and inputs: revenue, based on assumed market segment growth rates and assumed market segment share, estimated costs, and weighted average cost of capital (“WACC”).  WACC was estimated using guideline companies.  Estimates of market segment growth, market segment share, and costs are based on historical data, various internal estimates, and a variety of external sources. The same estimates are also used in the Company’s business planning and forecasting process. The data is tested for reasonableness of the inputs and outcomes of our discounted cash flow analysis against available comparable market data. The market method is based on financial multiples and transaction prices of comparable companies.

The goodwill for each of ALJ’s three reporting units was deemed to have a fair value that exceeded carrying value.

Long-lived assets, such as property and equipment and intangible assets subject to amortization, are reviewed for impairment when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset or asset group to estimated undiscounted future cash flows expected to be generated by the asset or asset group. If the carrying amount of an asset or asset group exceeds its estimated undiscounted future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset or asset group exceeds the estimated fair value of the asset or asset group. Long-lived assets to be disposed of by sale are reported at the lower of their carrying amounts or their estimated fair values, less costs to sell, and are not depreciated.

During the year ended September 30, 2019, ALJ wrote off certain intangible assets totaling $0.8 million that were deemed impaired.  The Company did not have any impairments during the year ended September 30, 2018.

Income Taxes

The Company uses the asset and liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by the valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

The Company’s judgments relative to the current provision for income taxes take into account current tax laws, the interpretation of current tax laws and possible outcomes of current and future audits conducted by tax authorities. The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions, and is subject to U.S. federal tax and state tax examinations.  The Company’s judgments relative to the value of deferred tax assets and liabilities take into account estimates of the amount of future taxable income. Actual operating results and the underlying amount of income in future years could render current estimates of recoverable net deferred taxes inaccurate. Any of the judgments mentioned above could cause actual income tax obligations to differ from estimates, thus materially impacting the Company’s financial position and results of operations.

If the Company takes a recognized tax position or has taken a recognized tax position on a tax return that more likely than not would be sustained upon examination by tax authorities, then the Company will recognize the potential asset or liability in the financial statements. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Management believes that the Company has appropriate support for the income tax positions taken and to be taken on its tax returns and that its accrual for tax liabilities is adequate for all open years based on its assessment of many factors, including past experience and interpretation of tax law applied to the facts of each matter.

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

ALJ did not issue any options during the year ended September 30, 2019.  During the year ended September 30, 2018, ALJ used the following weighted-average assumptions:  expected option life of 6 years, volatility of 50.9%, dividend yield of 0.00%, and annual risk-free interest rate of 2.8%.  The weighted-average fair value of the options granted during the year ended September 30, 2018 was $1.11.

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

Earnings Per Share

ALJ computed basic earnings per share of common stock using net loss divided by the weighted-average number of shares of common stock outstanding during the period.  ALJ computed diluted earnings per share of common stock using net loss divided by the weighted-average number of shares of common stock outstanding, plus potentially dilutive shares of common stock outstanding during the period. Potentially dilutive shares issuable upon exercise of options to purchase common stock were determined by applying the treasury stock method to the assumed exercise of outstanding stock options.

Recent Accounting Pronouncements

Revenue from Contracts with Customers

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, with several clarifying updates issued during 2016 and 2017, referred to collectively hereafter as “ASC 606.”  This new standard supersedes all current revenue recognition standards and guidance. Revenue recognition will occur when promised goods or services are transferred to customers in amounts that reflect the consideration to which the Company expects to be entitled to in exchange for those goods or services. The mandatory adoption will require new qualitative and quantitative disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, information about contract balances and performance obligations, and assets recognized from costs incurred to obtain or fulfill a contract.  Management determined that the impact of the adoption of ASC 606 does not have a material impact on a consolidated basis or at the subsidiary level.

The standard permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective method). The Company will be adopting the standard using the modified retrospective method effective October 1, 2019. We have substantially completed our evaluation of the impact of adopting the standard on our financial position, results of operations, and cash flows and continue to evaluate the impact on disclosures and internal controls. In addition to the impact discussed below, we expect significant expanded disclosures in our consolidated financial statements as a result of adopting this new standard.

The impact of adopting the new standard on each subsidiary is as follows:

Carpets

Carpets’ assessment resulted in immaterial impacts on timing and method of revenue recognition. Based on Carpets’ evaluation, ASC 606 generally supports the recognition of revenue over time using the input method for the majority of its contracts, and we expect the pattern of revenue recognition to not differ materially from Carpets’ current revenue recognition methodology.

Carpets does not expect the new standard to materially affect the timing and amount of total revenue that can be recognized over the life of a construction project; however, the revenue recognized on a quarterly basis during the construction period may change. Carpets determined that ASC 606 is likely to be more impactful to certain of its lump sum projects as a result of the following required changes from its current practices:

•

Performance obligations.  ASC 606 requires a review of contracts and contract modifications to determine whether there are multiple performance obligations. Each separate performance obligation must be accounted separately, which could impact the timing of revenue recognition. In connection with its evaluation, Carpets identified certain contracts that had more than one performance obligation, which could impact the revenue recognition pattern and methodology for that contract.

•

Variable consideration.  In accordance with ASC 606, revenue recognition must account for variable consideration, including potential liquidated damages and customer discounts. Carpets generally assesses the impact of liquidated damages as an estimated cost of the project. In connection with its evaluation, Carpets did not identify cases where consideration of liquidated damages and discounts under ASC 606 affected the amount of revenue to be recorded relating to liquidated damages and discounts.

Upon adoption of ASC 606, Carpets is required to adjust revenue and estimated losses based on the revenue associated with each separate performance obligation within a contract against its accumulated deficit within total equity. Based upon the balances that existed as of September 30, 2019, Carpets will record an increase to accumulated deficit of less than $0.1 million as of October 1, 2019.

Carpets does not expect ASC 606 to have a material impact on ALJ’s consolidated financial statements.

Carpets completed an analysis of historical periods, assuming the guidance under ASC 606 was applied to those historical periods for the items discussed above. The analysis yielded an immaterial difference in the timing and amount of revenue  recognized under current guidance and that under ASC 606 guidance. Therefore, Carpets anticipates that the adoption of ASC 606 will not have a material impact to Carpets in future periods with respect to the categories mentioned above; however, Carpets is not able to predict whether such historical patterns, timing and level of activity will continue into future periods. Regardless, the adoption of ASC 606 will not impact the timing of cash flows as the billing terms with its customers remain unchanged.

Faneuil

Faneuil focused its assessment on: (1) determination of the contract term; (2) identification of the performance obligations in its open contracts; (3) treatment of costs incurred during the implementation phase; (4) the timing of revenue recognition associated with fixed and variable fees for certain contracts and;  (5) revenue associated with various pass through costs and third party expenses.

Faneuil has completed the evaluation of each of the items outlined above.

The performance obligations in each contract have been identified, and vary depending on the nature of the contract, but may include provision of call center services and certain implementation activities.

Based on the assessment of the costs incurred during the implementation phase, the costs incurred as part of implementation relate to either a partially satisfied performance obligation, fulfillment costs, or administrative costs. Under current guidance, Faneuil capitalizes these costs and amortizes them over the stated contractual term on a straight-line basis. Under ASC 606, the only costs that are capitalizable are fulfillment costs, which have been determined to be immaterial.

Based on analysis of specific terms associated with current customer contracts, customers may be required to make nonrefundable fixed payments to Faneuil prior to the commencement of call center services. The timing of such payments may be based on the achievement of specified implementation milestones.  Additionally, customers may be required to make certain nonrefundable variable payments (e.g. training of personnel) prior to the commencement of operations. Under current guidance, depending on the nature of the variable fees, the fees may be recognized as services are provided, or, in cases where no such services are provided, deferred and amortized over the stated contractual term on a straight-line basis.

Under ASC 606, fees are estimated and allocated to each performance obligation and recognized when or as the performance obligation is satisfied. When payments do not relate directly to the satisfaction or partial satisfaction of a performance obligation, the payments are deemed to be advance payments for future services. In such, instances, the fees are allocated to future performance obligations and recognized when or as the performance obligations are satisfied. Based on the allocation of such advance payments to performance obligations under ASC 606, these advance payments may be fully recognized prior to the expiration of the stated term of the contract.

Based on the assessment of certain pass-through and reimbursed costs, Faneuil concluded that the pass through and reimbursed costs are accounted for on a gross basis as Faneuil incurs these costs as part of performing the call center services. Additionally, in certain arrangements, Faneuil utilizes third-party service providers in performing the obligations in the contract. Faneuil has concluded that it acts as the principal for all arrangements in which a third-party is utilized as part of the implementation or operation of a call center. This accounting is consistent with the accounting under current guidance.

Upon adoption of ASC 606, Faneuil is required to eliminate deferred costs incurred during the implementation phase and to reduce deferred revenues resulting in a decrease in the opening balance of accumulated deficit as of October 1, 2019 of approximately $0.7 million to $0.8 million.

Faneuil completed an analysis of historical periods, assuming the guidance under ASC 606 was applied to those historical periods for the categories mentioned above. The analysis yielded an immaterial difference in the timing and amount of revenue recognized under current guidance and that under ASC 606 guidance. Therefore, Faneuil anticipates that the adoption of ASC 606 will not have a material impact to Faneuil in future periods with respect to the categories mentioned above; however, Faneuil is not able to predict whether such historical patterns, timing and level of activity will continue into future periods. Regardless, the adoption of ASC 606 will not impact the timing of cash flows as the billing terms with its customers remain unchanged.

Phoenix

Phoenix focused its assessment on (1) customized products, (2) certain items in inventory, and (3) variable consideration which are areas where the new revenue standard could have a material impact on the consolidated financial statements.

Phoenix completed the evaluation of whether the accounting for revenue of customized products should be over time or at a point in time under the new standard. Based on analysis of specific terms associated with current customer contracts, Phoenix has concluded that revenue should be recognized at a point in time for substantially all customized products. This treatment is consistent with revenue recognition under the current guidance, where revenue is recognized when the products are completed and shipped to the customer (dependent upon specific shipping terms). As revenue recognition is dependent upon individual contractual terms, Phoenix will continue its evaluation of any new or amended contracts entered into, including contracts that Phoenix might assume as a result of acquisition activity. Any contracts whereby revenue for customized products should be recognized over time, as opposed to a point in time, are expected to be immaterial due to the de minimis nature of any particular order under such contracts in production at any given point in time.

With respect to certain items in inventory, Phoenix has determined the following situations will be impacted by ASC 606:

•

Completed production held in inventory. With certain customer contracts, Phoenix is required to complete a pre-defined amount of product and hold such inventory until the customer requests shipment (which generally is required to be delivered in the same year as production). For these items, Phoenix has the contractual right to receive payment once the production is completed, regardless of the ultimate delivery date. Under current guidance, Phoenix holds this as inventory and recognizes revenue upon shipment to the customer. Under ASC 606, based upon its evaluation of the contractual terms, Phoenix will be able to recognize revenue once the production is completed.

•

Safety stock.  In very limited situations, Phoenix is required to produce and hold in inventory a pre-defined amount of safety stock. Similar to completed production held in inventory, for these items Phoenix has the contractual right to receive payment for the pre-defined amount once the production is completed, regardless of the ultimate delivery date. Under current guidance, Phoenix holds this as inventory and recognizes revenue upon shipment to the customer. Under ASC 606, based upon its evaluation of the contractual terms, Phoenix will be able to recognize revenue once the production is completed.

Additionally, when evaluating the transaction price, Phoenix analyzes on a contract by contract basis all applicable variable considerations and performs a constraint analysis. The nature of Phoenix's contracts give rise to variable consideration, including, volume rebates, credits, discounts, and other similar items that generally decrease the transaction price. These variable amounts generally are credited to the customer, based on achieving certain levels of sales activity, when contracts are signed, or making payments within specific terms. In adopting ASC 606, the amount and timing of recognition changed for certain variable consideration.

Upon adoption of ASC 606, Phoenix is required to eliminate inventory associated with the above categories, as well as adjust the timing of recognition of certain variable consideration resulting in an increase in the opening balance of accumulated deficit as of October 1, 2019 amounting to less than $0.1 million.

Phoenix completed an analysis of historical periods, assuming the guidance under ASC 606 was applied to those historical periods for the categories mentioned above. The analysis yielded an immaterial difference in the timing and amount of revenue and gross margin recognized under current guidance and that under ASC 606 guidance. Therefore, Phoenix anticipates that the adoption of ASC 606 will not have a material impact to Phoenix in future periods with respect to the categories mentioned above; however, Phoenix is not able to predict whether such historical patterns, timing and level of activity will continue into future periods. Regardless, the adoption of ASC 606 will not impact the timing of cash flows as the billing terms with its customers remain unchanged.

Leases

In February 2016, the FASB issued ASU 2016-02, Leases.  ASU 2016-02 requires lessees to recognize a right-of-use asset and corresponding lease liability for all leases with terms of more than 12 months. Recognition, measurement, and presentation of expenses will depend on classification as either a finance or operating lease. ASU 2016-02 also requires certain quantitative and qualitative disclosures. The provisions of ASU 2016-02 should be applied on a modified retrospective basis.   ASU 2016-02 will be effective for ALJ on October 1, 2020.  The adoption of ASU 2016-02 will result in a material increase to the Company’s consolidated balance sheets for lease liabilities and right-of-use assets. The Company is currently evaluating the other effects the adoption of ASU 2016-02 will have on its consolidated financial statements and related disclosures.

Stock Compensation

In June 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. This amendment expands the scope of the FASB’s ASC 718, Compensation—Stock Compensation (which currently only includes share-based payments to employees) to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned.  ASU 2018-07 will be effective for ALJ on October 1, 2019.  ALJ does not anticipate the adoption of ASU 2018-07 to significantly impact its consolidated financial statements.

Internal-Use Software

In August 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, to provide guidance on implementation costs incurred in a cloud computing arrangement (“CCA”) that is a service contract. ASU 2018-15 aligns the accounting for such costs with the guidance on capitalizing costs associated with developing or obtaining internal-use software. Specifically, ASU 2018-15 amends ASC 350 to include in its scope implementation costs of a CCA that is a service contract and clarifies that a customer should apply ASC 350-40 to determine which implementation costs should be capitalized in such a CCA.  ASU 2018-15 will be effective for ALJ on October 1, 2021.  ALJ does not anticipate the adoption of ASU 2018-15 to significantly impact its consolidated financial statements.

3. ACQUISITIONS

RDI Acquisition

On July 31, 2019 (“RDI Purchase Date”), Faneuil acquired 100% of Realtime Digital Innovations, LLC (the “RDI Acquisition”), an exclusive partner of Faneuil for the past 18 months, that provides workflow automation and business intelligence services. The RDI Acquisition is expected to provide Faneuil with a sustainable competitive advantage in the business process outsourcing space by allowing it to, among other things, (i) automate process workflows and business intelligence, (ii) generate labor efficiencies for existing programs, (iii) expand potential new client target entry points, (iv) improve overall customer experience, and (v) increase margin profiles through shorter sales cycles and software license sales.

The aggregate cash consideration for the RDI Acquisition paid at closing was $2.5 million, with earn-outs up to $7.5 million to be paid upon the achievement of certain financial metrics over a three-year period, subject to a guaranteed payout of $2.5 million. Faneuil plans to consolidate the RDI business under Faneuil’s corporate umbrella.

The following schedule reflects the estimated fair value of assets acquired and liabilities assumed on the RDI Purchase Date: (in thousands):

Purchase Price
Balance Sheet Caption	Allocation
Total current assets	$53
Fixed assets	11
Identified intangible assets:
Technology	3,400
Non-compete agreements	1,300
Goodwill	2,675
Total assets	7,439
Accrued expenses	(39)
Fair value of deferred and contingent consideration – current (1)	(2,100)
Fair value of deferred and contingent consideration – non-current (2)	(2,800)
Cash paid at closing	$2,500
(1)	Included in accrued expenses on the consolidated balance sheet at September 30, 2019. There was no change in the fair value from the RDI Acquisition Date to September 30, 2019.
(2)	Included in other non-current liabilities on the consolidated balance sheet at September 30, 2019. There was no change in the fair value from the RDI Acquisition Date to September 30, 2019.

The Company accounted for the RDI Acquisition using the purchase method of accounting. Accordingly, the assets and liabilities were recorded at their fair values at the date of acquisition. The excess of the purchase price over the fair value of the tangible and intangible assets acquired, liabilities assumed, and deferred and contingent consideration, was recorded as goodwill. During the measurement period, if updated or final information is obtained about facts and circumstances that existed as of the acquisition date, cumulative changes in the estimated fair values of the net assets recorded may change the amount of the purchase price allocable to goodwill. During the measurement period, which expires one year from the acquisition date, changes to any purchase price allocations will be adjusted in the reporting period in which the adjustment amount is determined.

From the RDI Purchase Date through September 30, 2019, RDI did not record any revenue to outside parties.  RDI’s revenue was attributable to Faneuil and was eliminated in consolidation.

Acquisition Liabilities

As previously discussed in Note 3, Faneuil purchased RDI for an aggregate consideration $2.5 million cash paid at closing, with earn-outs, or contingent consideration, in an amount up to $7.5 million to be paid upon the achievement of certain financial metrics over a three-year period, subject to a guaranteed payout, or deferred consideration, of $2.5 million. As of September 30, 2019, the fair value and the maximum deferred and contingent considerations payments were as follows (in thousands):

Payment Date	Fair Value	Maximum Payment
March 2021	$2,100	$2,500	(1)
March 2022	1,847	2,500	(1)
March 2023	953	2,500	(2)
Total deferred and contingent consideration	$4,900	$7,500

(1)	Subject to the achievement of certain financial metrics.
(2)	Guaranteed.

Printing Components Business

On October 2, 2017 (the “Printing Components Business Purchase Date”), Phoenix acquired certain assets and assumed certain liabilities from LSC Communications, Inc. (“LSC”) and Moore-Langen Printing Company, Inc. related to LCS’s printing and manufacturing services division in Terre Haute, Indiana (“Printing Components Business”).  Total purchase price was $10.0 million in cash, subject to customary net working capital adjustments.  Phoenix withheld $1.0 million from the consideration paid at closing, which was paid in October 2018.

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

The Company accounted for the Printing Components Business acquisition using the acquisition method of accounting. Accordingly, the assets and liabilities were recorded at their fair values at the date of acquisition. The excess of the purchase price over the fair value of the tangible and intangible assets acquired and the liabilities assumed was recorded as goodwill.   The allocation of purchase price was finalized as of October 2, 2018.

The Printing Components Business was immaterial to ALJ results of operations during the years ended September 30, 2019 and 2018.  During the years ended September 30, 2019 and 2018, the Printing Components Business recorded net revenue of $13.2 million and $15.7 million, respectively.  Because the Printing Components Business was closely aligned with Phoenix’s existing business, including the overlap of customers, its operations were immediately integrated into operations, and financial metrics other than net revenue were not separately tracked, and therefore, not disclosed.

Acquisition-Related Expenses

During the years ended September 30, 2019 and September 30, 2018, the Company incurred approximately $0.2 million and $0.1 million of acquisition-related costs in connection with the RDI Acquisition and the Printing Components Business, which were expensed to selling, general, and administrative expense as incurred.

These acquisitions, individually or in aggregate, were not material to the Company's results of operations, financial position, or cash flows and, therefore, the pro forma impact of these acquisitions is not presented.

4. CONCENTRATION RISKS

Cash

The Company maintains its cash balances in accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes there is little or no exposure to any significant credit risk.

Major Customers and Accounts Receivable

ALJ did not have any customer with net revenue in excess of 10% of consolidated net revenue during the years ended September 30, 2019 and 2018.  Each of ALJ’s segments had customers that represented more than 10% of their respective net revenue, as described below.

Faneuil.  The percentage of Faneuil net revenue derived from its significant customers was as follows:

	Year Ended September 30,
	2019	2018
Customer A	13.8%	15.4%
Customer B	10.8	11.2
Customer C	10.3	10.7

Trade receivables from these customers totaled $7.6 million at September 30, 2019.  As of September 30, 2019, all Faneuil accounts receivable were unsecured.  The risk with respect to accounts receivable is mitigated by credit evaluations performed on customers and the short duration of payment terms extended to customers.

Carpets.  The percentage of Carpets net revenue derived from its significant customers was as follows:

	Year Ended September 30,
	2019	2018
Customer A	29.4%	21.3%
Customer B	27.3	27.7
Customer C	21.1	22.7

Trade receivables from these customers totaled $1.9 million at September 30, 2019.  As of September 30, 2019, all Carpets accounts receivable were unsecured.  The risk with respect to accounts receivables is mitigated by credit evaluations performed on customers and the short duration of payment terms extended to customers.

Phoenix.  The percentage of Phoenix net revenue derived from its significant customers was as follows:

	Year Ended September 30,
	2019	2018
Customer A	20.8%	19.3%
Customer B	19.4	17.4
Customer C	13.2	11.4
Customer D	10.0	**

**	Less than 10% of Phoenix net revenue.

Trade receivables from these customers totaled $5.2 million at September 30, 2019.  As of September 30, 2019, all Phoenix accounts receivable were unsecured.  The risk with respect to accounts receivable is mitigated by credit evaluations performed on customers and the short duration of payment terms extended to customers.

Supplier Risk

ALJ did not have any suppliers that represented more than 10% of consolidated inventory purchases.   However, two of ALJ’s segments had suppliers that represented more than 10% of their respective inventory purchases as described below.

Carpets.  The percentage of Carpets inventory purchases from its significant suppliers was as follows:

	Year Ended September 30,
	2019	2018
Supplier A	20.1%	20.8%
Supplier B	17.7	**
Supplier C	10.2	14.0
Supplier D	**	11.8

**	Less than 10% of Carpets inventory purchases.

If these suppliers were unable to provide materials on a timely basis, Carpets management believes alternative suppliers could provide the required materials with minimal disruption to the business.

Phoenix.  The percentage of Phoenix inventory purchases from its significant suppliers was as follows:

	Year Ended September 30,
	2019	2018
Supplier A	22.7%	26.8%
Supplier B	**	10.2

**	Less than 10% of Phoenix inventory purchases.

If these suppliers were unable to provide materials on a timely basis, Phoenix management believes alternative suppliers could provide the required supplies with minimal disruption to the business.

5. COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

Accounts Receivable, Net

The following table summarizes accounts receivable at the end of each reporting period:

	September 30,
(in thousands)	2019	2018
Accounts receivable	$41,251	$42,815
Unbilled receivables	582	3,776
Accounts receivable	41,833	46,591
Less: allowance for doubtful accounts	(126)	(208)
Accounts receivable, net	$41,707	$46,383

Inventories, Net

The following table summarizes inventories at the end of each reporting period:

	September 30,
(in thousands)	2019	2018
Raw materials	$3,837	$4,017
Semi-finished goods/work in process	2,111	2,298
Finished goods	1,230	1,566
Inventories	7,178	7,881
Less: allowance for obsolete inventory	(401)	(225)
Inventories, net	$6,777	$7,656

Property and Equipment

The following table summarizes property and equipment at the end of each reporting period:

	September 30,
(in thousands)	2019	2018
Leasehold improvements	$31,370	$9,334
Machinery and equipment	30,805	24,900
Building and improvements	17,403	16,459
Software	16,139	15,749
Computer and office equipment	13,273	11,319
Land	9,267	9,267
Furniture and fixtures	7,796	3,834
Vehicles	386	342
Construction and equipment in process	206	10,627
Property and equipment	126,645	101,831
Less: accumulated depreciation and amortization	(56,775)	(41,669)
Property and equipment, net	$69,870	$60,162

Property and equipment depreciation and amortization expense, including amounts related to capitalized leased assets, was $15.3 million and $13.6 million for the years ended September 30, 2019 and 2018, respectively.

Goodwill

The following table presents changes in the carrying values of goodwill by segment for the years ended September 30, 2019 and 2018:

(in thousands)	Faneuil	Carpets	Phoenix	Total
Balance, September 30, 2017	$21,276	$2,555	$31,133	$54,964
Printing Components Business Acquisition	—	—	1,408	1,408
Balance, September 30, 2018	$21,276	$2,555	$32,541	$56,372
RDI Acquisition	2,675		—	2,675
Balance, September 30, 2019	$23,951	$2,555	$32,541	$59,047

Intangible Assets

The following table summarizes identified intangible assets at the end of each reporting period:

	September 30, 2019			September 30, 2018
(in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer relationships	$33,660	$(13,039)	$20,621	$34,400	$(10,329)	$24,071
Trade names	10,760	(2,004)	8,756	10,760	(1,573)	9,187
Supply agreements	9,930	(3,002)	6,928	10,358	(1,836)	8,522
Technology	3,400	(71)	3,329	—	—	—
Non-compete agreements	1,820	(311)	1,509	2,330	(1,811)	519
Internal-use software	580	(575)	5	580	(479)	101
Totals	$60,150	$(19,002)	$41,148	$58,428	$(16,028)	$42,400

Intangible asset amortization expense was $5.2 million and $5.5 million for the years ended September 30, 2019 and 2018, respectively.

The following table presents expected annual amortization expense as of September 30, 2019 (in thousands):

Year Ended September 30,	Estimated Future Amortization
2020	$5,261
2021	4,982
2022	4,635
2023	4,635
2024	4,496
Thereafter	17,139
Total	$41,148

The following table presents changes in the carrying values of intangible assets by category for the years ended September 30, 2019 and 2018:

(in thousands)	Customer Relationships	Trade Names	Supply Agreements	Technology	Non- Compete Agreements	Internal Use Software	Accumulated Amortization	Total, Net
Balance, September 30, 2017	$34,400	$10,760	$5,658	$—	$3,030	$580	$(11,249)	$43,179
Printing Components Business Acquisition	—	—	4,700	—	—	—		4,700
Write off fully amortized intangible assets	—	—	—	—	(700)	—	700	—
Amortization expense	—	—	—	—	—	—	(5,479)	(5,479)
Balance, September 30, 2018	$34,400	$10,760	$10,358	$—	$2,330	$580	$(16,028)	$42,400
RDI Acquisition	—	—	—	3,400	1,300	—		4,700
Impairment of intangible assets**	(740)	—	(428)	—	—	—	422	(746)
Write off fully amortized intangible assets	—	—	—	—	(1,810)	—	1,810	—
Amortization expense	—	—	—	—	—	—	(5,206)	(5,206)
Balance, September 30, 2019	$33,660	$10,760	$9,930	$3,400	$1,820	$580	$(19,002)	$41,148

**

During the year ended September 30, 2019, Faneuil recorded an impairment of intangible assets of $0.8 million to write off the remaining carrying value of one customer relationship intangible asset acquired as part of the CMO Business acquisition in May 2017.  During the fourth quarter of the year ended September 30, 2019, certain conditions came to light, largely the lack of profitability related to one customer contract, which indicated that the carrying value of the asset may not be fully recoverable. As such, management performed an impairment test based on a comparison of the undiscounted cash flows expected to be generated by the asset, to the recorded value of the asset, and concluded that the associated cash flows did not support the carrying value of the intangible asset and Faneuil recorded a full impairment charge.

Accrued Expenses

The following table summarizes accrued liabilities at the end of each reporting period:

	September 30,
(in thousands)	2019	2018
Accrued compensation and related taxes	$8,041	$7,275
Rebates payable	2,157	1,491
Acquisition contingent consideration	2,100	—
Deferred lease incentives	1,159	389
Medical and benefit-related payables	964	609
Interest payable	723	676
Other	342	734
Call center buildouts**	274	2,700
Deferred rent	112	174
Sales tax payable	111	193
Accrued board of director fees	109	130
Total accrued expenses	$16,092	$14,371

**	At September 30, 2019, Faneuil’s call center buildouts were complete.

6. LOSS PER SHARE

ALJ computed basic and diluted loss per common share for each period as follows:

	Year Ended September 30,
(in thousands, except per share amounts)	2019	2018
Net loss	$(15,979)	$(7,332)
Weighted-average shares of common stock outstanding - basic and diluted	38,710	37,856
Loss per share of common stock–basic and diluted	$(0.41)	$(0.19)

ALJ computed basic loss per share of common stock using net loss divided by the weighted-average number of shares of common stock outstanding during the period.  ALJ computed diluted loss earnings per share of common stock using net loss divided by the weighted-average number of shares of common stock outstanding plus potentially dilutive shares of common stock outstanding during the period. Potentially dilutive shares issuable upon exercise of options to purchase common stock were determined by applying the treasury stock method to the assumed exercise of outstanding stock options.

Common stock equivalents of 3.0 million and 1.7 million were not considered in calculating ALJ’s diluted loss per common share for the years ended September 30, 2019 and 2018, respectively, as their effect would be anti-dilutive.

7. DEBT

The following table summarizes ALJ’s line of credit, and current and noncurrent term loan balances at the end of each reporting period:

	September 30,
(in thousands)	2019	2018
Line of credit:
Line of credit	$9,823	$8,739
Less: deferred loan costs	(451)	(145)
Line of credit, net of deferred loan costs	$9,372	$8,594
Current portion of term loans:
Current portion of term loan	$8,200	$9,470
Current portion of equipment financing	1,336	—
Less: deferred loan costs	(417)	(875)
Current portion of term loans, net of deferred loan costs	$9,119	$8,595
Term loans, less current portion:
Term loan, less current portion	$72,882	$75,504
Equipment financing, less current portion	1,765	—
Less: deferred loan costs	(1,033)	(709)
Term loans, less current portion, net of deferred loan costs	$73,614	$74,795

Term Loan and Line of Credit

In August 2015, ALJ entered into a financing agreement (“Financing Agreement”) with Cerberus Business Finance, LLC (“Cerberus”) to borrow $105.0 million in a term loan (“Cerberus Term Loan”) and have available up to $30.0 million in a revolving loan (“Cerberus/PNC Revolver,” and together with the Cerberus Term Loan, the “Cerberus Debt”).  ALJ has subsequently entered into five amendments to the Financing Agreement, two of which were entered into during the year ended September 30, 2019 and are described below.

Fourth Amendment to Financing Agreement

On November 28, 2018, ALJ entered into the Fourth Amendment (the “Fourth Amendment”) to the Financing Agreement.  The Fourth Amendment added a $5.0 million term loan, reduced the maximum availability of the Cerberus/PNC Revolver by $5.0 million to $25.0 million from $30.0 million, extended the maturity date to December 1, 2023, and effective December 31, 2018, reduced quarterly term loan amortization payments from $2.3 million to $2.1 million.  The Fourth Amendment amends certain terms and covenants to support the continued growth of the Company and the associated cash required to build out three new customer call centers to position Faneuil for anticipated increased contract awards.

In addition, the Fourth Amendment requires the Company, under certain circumstances, to secure not less than $5.0 million of equity or subordinated debt financing, which will be used to pay down the Cerberus Term Loan (the “Alternative Financing Requirement”).  See Backstop Letter Agreement below.

Fifth Amendment to Financing Agreement

On July 31, 2019, ALJ entered into the Fifth Amendment (the “Fifth Amendment”) to the Financing Agreement to support the RDI Acquisition and the associated increase in cash capital expenditures for Faneuil’s buildout of three new customer call centers, which will support anticipated growth.

The Fifth Amendment included, among other amendments, the following:

•	The creation of a $7.5 million seasonal revolver facility from August 1st to February 14th;
•	An increase from $15.0 million to $18.5 million of capital expenditures basket allocated for the buildout of Faneuil’s three new customer call centers;
•	An increase in the leverage ratio threshold from 3.50:1.00 to 3.75:1.00 for the fiscal quarter ended September 30, 2019; and
•	Updates to certain definitions, representations and warranties to allow for the RDI Acquisition.

The Financing Agreement and the amendments thereto are summarized below (dollars in thousands):

Description	Use of Proceeds	Origination Date	Interest Rate *	Quarterly Payments	Balance at September 30, 2019
Term Loan:
Financing Agreement	Phoenix acquisition	August 2015	8.87% to 9.28%	$1,610	$63,672
First Amendment	Color Optics acquisition	July 2016	8.87% to 9.28%	175	6,936
Third Amendment	Printing Components Business acquisition	October 2017	8.87% to 9.28%	151	5,951
Fourth Amendment	Working capital	November 2018	8.87% to 9.28%	114	4,523
			Totals	$2,050	$81,082
Line of Credit:
Cerberus/PNC Revolver (includes Second and Fifth Amendments)	Working capital	August 2015	11.00% to 11.25%	$—	$9,823

*	Range of annual percentage interest rates (“APR”) accrued during the year ended September 30, 2019.

Interest payments are due in arrears on the first day of each month.  Quarterly principal payments are due on the last day of each fiscal quarter.  Annual principal payments equal to 75% of ALJ’s excess cash flow (“ECF”), as defined in the Financing Agreement, are due upon delivery of the audited financial statements.  During the year ended September 30, 2019, ALJ made an ECF payment of $0.3 million.  During the year ended September 30, 2018, ALJ made an ECF payment of $4.1 million, and mandatory payments totaling $0.2 million as a result of receiving proceeds from sales of assets.  A final balloon payment is due at maturity, December 1, 2023.

The Cerberus Debt is secured by substantially all the Company’s assets and imposes certain limitations on the Company, including its ability to incur debt, grant liens, initiate certain investments, declare dividends and dispose of assets.  The Cerberus Debt also requires ALJ to comply with certain debt covenants.  As of September 30, 2019, ALJ was in compliance with all debt covenants and had unused borrowing capacity of $12.1 million.

Backstop Letter Agreement

On November 28, 2018, in connection with the Fourth Amendment, the Company entered into a Backstop Letter Agreement with Jess Ravich, the Company’s Executive Chairman.  Pursuant to the Backstop Letter Agreement, Mr. Ravich will provide a “backstop” that would enable the Company to satisfy the Alternative Financing Requirement by agreeing, if the Company is unable to locate alternative financing on terms, conditions and timing reasonably acceptable to it, and if required by Cerberus  In consideration of Mr. Ravich entering into such backstop arrangement, the Company’s Audit Committee and independent directors reviewed, approved and agreed to a backstop fee package, pursuant to which the Company would (i) pay to Mr. Ravich’s trust a one-time backstop fee of $0.1 million, and (ii) if the purchase of such subordinated debt is required by Cerberus and the Company has failed to secure a financing alternative more advantageous to the Company, issue to Mr. Ravich’s trust a five-year warrant (the “Warrant”) to purchase 1.5 million shares of ALJ common stock at an exercise price equal to the average closing price of the Company’s common stock as reported on The Nasdaq Stock Market for the 30 trading days preceding the warrant issuance date.  During the year ended September 30, 2019, the Company determined that the possibility of the conditions set forth in the Backstop Letter Agreement requiring the issuance of the Warrant by the Company to Mr. Ravich’s trust were remote.

ALJ expensed the backstop fee and other fees incurred in connection with the Backstop Letter Agreement, which totaled approximately $0.1 million, to selling, general, and administrative expense during the year ended September 30, 2019.

Contingent Loan Costs

As part of the Second Amendment, ALJ is required to pay a fee in each of three consecutive annual periods commencing May 27, 2018 and ending on the termination date, if at any time during each annual period there are any amounts outstanding on the Cerberus/PNC Revolver (“Contingent Payments”).   Such Contingent Payments become due and payable on the first day within each annual period there is an outstanding balance on the Cerberus/PNC Revolver.  ALJ made the first Contingent Payment during the year ended September 30, 2018.  ALJ made the second Contingent Payment during the year ended September 30, 2019.  Both Contingent Payments were added to deferred loan costs and amortized to interest expense for one year following the respective Contingent Payment.  As of September 30, 2019, one Contingent Payment remained outstanding.

Deferred Loan Costs

During the years ended September 30, 2019 and 2018, ALJ paid legal fees, other fees, and Contingent Payments, totaling $0.9 million and $0.4 million, respectively, which were deferred and are being amortized to interest expense over the life of the debt.

In December 2019, ALJ entered into the sixth amendment to the Financing Agreement. See Note 13.

Equipment Financing

In December 2018, Phoenix purchased a Heidelberg Press for $4.1 million pursuant to an equipment financing agreement (the “Equipment Financing”).   The Equipment Financing term is 36 months, requires monthly principal and interest payments, accrues interest at 4.94% per year, and is secured by the Heidelberg Press.

Estimated Future Minimum Principal Payments

As of September 30, 2019, estimated future minimum principal payments for the Cerberus Debt and Equipment Financing are as follows (in thousands):

Year Ended September 30,	Equipment Financing	Cerberus Debt	Total
2020	$1,336	$8,200	$9,536
2021	1,403	8,200	9,603
2022	362	8,200	8,562
2023	—	8,200	8,200
2024*	—	58,105	58,105
Total	$3,101	$90,905	$94,006

*	The majority of this amount is the final balloon payment due at maturity, December 1, 2023.

Capital Lease Obligations

Faneuil and Phoenix lease equipment under non-cancelable capital leases. As of September 30, 2019, future minimum payments under non-cancelable capital leases with initial or remaining terms of one year or more are as follows (in thousands):

Year Ended September 30,	Estimated Future Payments
2020	$2,714
2021	1,349
2022	740
2023	526
2024	177
Total minimum required payments	5,506
Less: current portion of capital lease obligations	(2,535)
Less: imputed interest	(348)
Capital lease obligations, less current portion	$2,623

8. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases real estate, equipment, and vehicles under noncancellable operating leases. As of September 30, 2019, future minimum rental commitments under noncancellable leases were as follows (in thousands):

Year Ended September 30,	Future Minimum Lease Payments
2020	$7,883
2021	6,424
2022	5,558
2023	5,454
2024	5,608
Thereafter	23,879
Total	$54,806

During the years ended September 30, 2019 and 2018 rental expense under operating leases was $7.1 million and $6.9 million, respectively, and was included with selling, general, and administrative expense.

Employment Agreements

ALJ maintains employment agreements with certain key executive officers that provide for a base salary and annual bonus to be determined by the Board of Directors.  The agreements also provide for termination payments, which includes base salary and performance bonus, stock options, non-competition provisions, and other terms and conditions of employment.  As of September 30, 2019, contingent termination payments related to base salary totaled $1.4 million.

Surety Bonds

In the normal course of operations, certain Faneuil customers require surety bonds guaranteeing the performance of a contract.  As of September 30, 2019, the face value of such surety bonds, which represents the maximum cash payments that Faneuil would have to make under certain circumstances of non-performance, was $26.1 million.  To date, Faneuil has not made any non-performance payments.

Letters of Credit

ALJ had letters of credit totaling for $3.9 million as of September 30, 2019, in connection with workers’ compensation insurance requirements.

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

On October 14, 2016, 3M filed its answer and counterclaim against Faneuil.  In its counterclaim, 3M sought recovery in excess of $10.0 million based on three claims:  breach of contract/indemnification, breach of the implied covenant of good faith and fair dealing, and unjust enrichment.  3M’s counterclaim alleged it incurred approximately $3.2 million in damages as a result of Faneuil’s conduct and sought indemnification of an additional $10.0 million in damages incurred as a result of continued performance.

The matter was tried in a bench trial from April 30, 2018 through May 2, 2018.  On May 15, 2018, the Richmond Circuit Court   issued its opinion, which dismissed both Faneuil’s complaint and 3M’s counterclaim with prejudice.  No monetary damages were awarded to either Faneuil or 3M.   As a result of the Richmond Circuit Court’s opinion, ALJ recorded a non-cash litigation loss of $2.9 million (the outstanding unreserved receivable from 3M), which was included with selling, general, and administrative expense during the year ended September 30, 2018.  The matter was appealed to the Supreme Court of Virginia where Faneuil was awarded approximately $1.2 million, plus pre- and post-judgment interest.  The matter was remanded to the trial court for calculation of interest and entry of final judgment.  Faneuil and 3M settled on the amount of interest to be paid.  The final judgment was not recorded in the Company’s financial statements as of and for the year ended September 30, 2019. The final judgment plus interest, which totaled $1.5 million, was received by Faneuil on December 5, 2019.

Marshall v. Faneuil, Inc.

On July 31, 2017, plaintiff Donna Marshall (“Marshall”) filed a proposed class action lawsuit in the Superior Court of the State of California for the County of Sacramento against Faneuil and ALJ. Marshall, a previously terminated Faneuil employee, alleges various California state law employment-related claims against Faneuil.  Faneuil has answered the complaint and removed the matter to the United States District Court for the Eastern District of California; however, Marshall filed a motion to remand the case back to state court, which has been granted.  In connection with the above, an amended complaint was filed by certain plaintiffs to add a claim for penalties under the California Private Attorneys General Act (the “PAGA Claim”).  Faneuil demurred to the PAGA Claim and it was eventually dismissed by the trial court.

The parties are currently engaged in limited discovery. A court-ordered mediation is scheduled between the parties for May 2020. Faneuil believes this action is without merit and intends to defend this case vigorously.  The Company has not accrued any amounts related to the Marshall claim as of September 30, 2019.

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

Other Litigation

The Company has been named in, and from time to time may become named in, various other lawsuits or threatened actions that are incidental to our ordinary business. Litigation is inherently unpredictable. Any claims against the Company, whether meritorious or not, could be time-consuming, cause the Company to incur costs and expenses, require significant amounts of management time and result in the diversion of significant operational resources. The results of these lawsuits and actions cannot be predicted with certainty.  The Company concluded as of September 30, 2019 that the ultimate resolution of these matters (including the matters described above) will not have a material adverse effect on the Company’s business, consolidated financial position, results of operations or cash flows.

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

9. EQUITY

Common Stock Activity during the Year Ended September 30, 2019

ALJ’s common stock activity for the year ended September 30, 2019 consisted of the following:

•

Retired 0.1 million shares of common stock, which were received by ALJ as part of a settlement agreement related to Faneuil’s acquisition of certain customer management outsourcing business assets and liabilities (the “CMO Business”) in May 2017.  In connection with the settlement, ALJ recognized a $0.1 million gain during the year ended September 30, 2019;

•

Sold 3.9 million shares of common stock, in a private placement, at $1.80 per share in connection with financing the RDI acquisition (Note 3) for total cash proceeds of $7.0 million (“2019 Private Placement”).  Of the common shares sold, 2.2 million shares were to unaffiliated investors, 1.6 million shares were to ALJ’s Chief Executive Officer, and 0.1 million were to Faneuil’s President and Chief Executive Officer.

•	Issued 0.3 million shares of common stock to members of ALJ’s Board of Directors as compensation. See “Common Stock Awards” below for further discussion.

Common Stock Activity during the Year Ended September 30, 2018

ALJ’s common stock activity for the year ended September 30, 2018 consisted of the following:

•	Sold 0.5 million shares of common stock, at $3.14 per share, to two unaffiliated shareholders in connection with financing the Moore-Langen acquisition (Note 3).
•	Issued 0.3 million shares of common stock to members of ALJ’s Board of Directors as compensation. See “Common Stock Awards” below for further discussion.
•	Issued 0.3 million shares of common stock upon the exercise of options at a weighted-average exercise price of $0.93 per share.

Common Stock Warrants

As part of the 2019 Private Placement discussed above, ALJ issued fully vested warrants (“Warrants”) to purchase 1.3 million shares of ALJ common stock at $1.80 per share.  The Warrants, which expire in July 2021, were classified as equity.  As a result, the entire $7.0 million received from the 2019 Private Placement was recorded to equity.  No Warrants were exercised from the date of issuance through September 30, 2019.

Preferred Stock

In August 2018, ALJ shareholders approved the amendment and restatement of ALJ’s Restated Certificate of Incorporation to eliminate the preferred stock and authorize the issuance of 5.0 million shares of blank check preferred stock.  ALJ had no preferred stock outstanding at September 30, 2019.

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

The 2016 Plan is administered by ALJ’s Compensation, Nominating and Corporate Governance Committee (“Committee”) of the Board.  The maximum aggregate number of common stock shares that may be granted under the 2016 Plan is 2.0 million.  The 2016 Plan generally provides for the grant of qualified or nonqualified stock options, restricted stock and restricted stock units, unrestricted stock, stock appreciation rights, performance awards and other awards.  The Committee has full discretion to set the vesting criteria.  The exercise price of a stock option may not be less than 100% of the fair market value of ALJ’s common stock on the date of grant. The 2016 Plan prohibits the repricing of outstanding stock options without prior shareholder approval. The term of stock options granted under the 2016 Plan may not exceed ten years.  Awards are subject to accelerated vesting upon a change in control in the event the acquiring company does not assume the awards.  The Board may amend, alter, or discontinue the 2016 Plan, but shall obtain shareholder approval of any amendment as required by applicable law or stock exchange listing requirements.  As of September 30, 2019, there were 1.3 million options available for future grant under the 2016 Plan.

Prior to the approval of the 2016 Plan, ALJ issued stock options that were approved by ALJ’s board of directors on a case-by-case basis.

Stock-Based Compensation Expense

The following table sets forth the total stock-based compensation expense included in ALJ’s consolidated statements of operations:

	Year Ended September 30,
(in thousands)	2019	2018
Stock options	$337	$639
Common stock awards	330	415
Total	$667	$1,054

At September 30, 2019, ALJ had approximately $0.3 million of total unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of approximately 1.1 years.

Stock Option Activity and Outstanding

The following table summarizes stock option activity during the years ended September 30, 2019 and 2018:

	Number of Options	Weighted- Average Exercise Price
Outstanding at September 30, 2017	1,904,000	$3.11
Exercised	(300,000)	0.93
Granted	160,000	2.17
Forfeited or expired	(90,000)	3.61
Outstanding at September 30, 2018	1,674,000	3.38
Forfeited or expired	(20,000)	3.13
Outstanding at September 30, 2019	1,654,000	3.39
Vested or Expected to Vest at September 30, 2019	1,654,000	$3.39

The following table summarizes all options outstanding and exercisable by price range as of September 30, 2019:

		Options Outstanding		Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$1.00	134,000	0.90	$1.00	134,000	$1.00
$2.10 - $3.33	720,000	7.99	3.02	426,667	3.12
$4.00 - $4.27	800,000	4.17	4.12	800,000	4.12
	1,654,000	5.57	3.39	1,360,667	3.50

The “intrinsic value” of options is the excess of the value of ALJ stock over the exercise price of such options.  The total intrinsic value of options outstanding (of which all are vested or expected to vest) was approximately $0.1 million at both September 30, 2019 and 2018.  The total intrinsic value for exercisable options was $0.1 million at both September 30, 2019 and 2018, respectively. There were no options exercised during the year ended September 30, 2019.  The total intrinsic value of options exercised during the year ended September 30, 2018 was $0.7 million.

Common Stock Awards

ALJ’s board of directors receive a director compensation package that includes an annual common stock award.  In connection with such awards, ALJ recorded stock-based compensation expense of $0.3 million and $0.4 million during the years ended September 30, 2019 and 2018, respectively.

10. INCOME TAXES

Loss before income taxes and the provision for income taxes for the years ended September 30, 2019 and 2018 consisted of the following:

	Year Ended September 30,
(in thousands)	2019	2018
Loss before income taxes	$(5,973)	$(3,033)
Provision for income taxes:
Current:
Federal	—	—
State	(469)	(886)
Total current (provision for) income taxes	(469)	(886)
Deferred:
Federal	(9,748)	(3,437)
State	211	24
Total (provision for) benefit from deferred income taxes	(9,537)	(3,413)
Total (provision for) benefit from income taxes	$(10,006)	$(4,299)
Effective tax rate	(167.5)%	(141.7)%

The difference between the statutory federal income tax rate and the effective tax rate for the years ended September 30, 2019 and 2018 was as follows:

	Year Ended September 30,
	2019	2018
Statutory federal income tax rate	21.0%	28.1%
Increase (reduction) in rate resulting from:
Change in valuation allowance and other	(185.7)	202.5
Permanent differences	(1.9)	0.4
State tax, net of federal benefit	(0.5)	(5.3)
Change in corporate tax rate	(0.4)	(367.4)
Effective tax rate	(167.5)%	(141.7)%

Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled.  Significant components of the Company’s deferred tax assets and liabilities as of September 30, 2019 and 2018 were as follows:

	Year Ended September 30,
(in thousands)	2019	2018
Deferred tax assets:
Net operating loss carryforward	$29,010	$30,301
Accrued expenses and other	1,783	1,720
Other (work opportunity and alternative minimum tax credit carryforwards)	1,300	1,881
Interest expense carryover	802	—
Deferred revenue	328	771
Allowance for doubtful accounts	29	48
Gross deferred tax assets	33,252	34,721
Less: valuation allowance	(28,793)	(17,718)
Net deferred tax assets	4,459	17,003

Deferred tax liabilities:
Intangible assets	(5,278)	(6,108)
Land and depreciable assets	(1,705)	(2,927)
Prepaid expenses	(271)	(329)
Total deferred tax liabilities	(7,254)	(9,364)
Net deferred tax (liabilities) assets	$(2,795)	$7,639

The net deferred tax (liabilities) assets are recorded as non-current liabilities at September 30, 2019 and non-current assets at September 30, 2018.

Open Tax Returns, Deferred Tax Assets, and Net Operating Loss Carryforward

The Company files income tax returns in the U.S. federal jurisdiction and various states. The years still open to audit under the applicable statutes of limitations are June 30, 2017 through June 30, 2019 for federal tax purposes and June 30, 2016 through June 30, 2019 for state tax purposes.  Tax years ending June 30, 2002 through June 30, 2009 generated a federal net operating loss carryforward and remain subject to examination.  The amount of any tax assessments and penalties may be material and may negatively impact the Company’s operations. Given the uncertainty in the amount and the difficulty in estimating the probability of the assessments arising from future tax examinations, the Company has not made any accruals for such tax contingencies.  The Company recently completed an IRS audit with respect to its June 30, 2017 federal tax return.  The impact was less than a $0.1 million increase to the Company’s federal NOL carryforwards.  No tax returns are currently under examination by any tax authorities.

As of September 30, 2019, the Company’s deferred tax assets were primarily the result of U.S. net operating losses (“NOL”) carryforwards.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  As of each reporting date, the Company’s management considers new evidence, both positive and negative, that could impact management’s assessment with regard to future realization of deferred tax assets.  Based on the assessment, management believes it is more likely than not that certain deferred tax assets will not be fully realized.  As a result, management established a valuation allowance against such deferred tax assets for the amount that will likely not be realized.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. At September 30, 2019 and 2018, the Company does not have a liability for uncertain tax positions. Additionally, the Company does not anticipate that there will be a material change of unrecognized tax benefits within the next 12 months.

At September 30, 2019, the Company has NOL carryforwards for federal income tax purposes of approximately $138.1 million that begin expiring in 2022. In addition, the use of this NOL in future years may be restricted under Section 382 of the IRC due to a potential change of ownership.

ALJ’s NOL carryforwards by year of expiration are as follows (in thousands):

Year Ended September 30,	Amount of Expiring NOL
2022	$115,199
2023	7,762
2024	9,256
2025	2,803
Thereafter	3,122
Total	$138,142

United States Tax Reform

On December 22, 2017, the President of the United States signed and enacted into law H.R. 1 (the “Tax Reform Law”). The Tax Reform Law, effective for tax years beginning on or after January 1, 2018, except for certain provisions, resulted in significant changes to existing United States tax law, including various provisions that will impact ALJ.  ALJ completed its assessment of the impact of the Tax Reform Law.  Any changes as a result are reflected in this Annual Report on Form 10-K.  Below is a summary of the provisions of the Tax Reform Law that management believes are most impactful to ALJ.

Federal Corporate Tax Rate Reduction.  The Tax Reform Law reduced the federal corporate tax rate from 35% to 21% effective January 1, 2018. Pursuant to Section 15 of the Internal Revenue Code (“IRC”), ALJ applied a blended corporate tax rate of 28.1%, based on the applicable tax rates before and after the Tax Reform Law and the number of days in ALJ’s initial tax year under the Tax Reform Law, which ended June 30, 2018. Subsequent to June 30, 2018, ALJ applied the newly enacted rate of 21%.  As a result of the enacted reduction in the federal corporate income tax rate, ALJ recorded a one-time, non-cash increase to deferred income tax expense of $4.1 million to revalue ALJ’s net deferred tax asset during the first fiscal quarter of 2018.

Alternative Minimum Tax Refund.  As of September 30, 2019, ALJ had an income tax receivable of $0.9 million, which related to an alternative minimum tax refund and was received in November 2019.

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

11. RELATED PARTY TRANSACTIONS

Revenue

Harland Clarke Holdings Corp. (“Harland Clarke”), a stockholder who owns ALJ shares in excess of five percent, was a counterparty to Faneuil in two contracts.  One contract provides call center services to support Harland Clarke’s banking-related products and concluded in March 2019. The other contract provided managed print services and concluded in September 2018. Faneuil recognized revenue from Harland Clarke totaling $0.1 million and $0.3 million for the years ended September 30, 2019 and 2018, respectively. The associated cost of revenue was $0.1 million and $0.3 million for the years ended September 30, 2019 and 2018, respectively. All revenue from Harland Clarke contained similar terms and conditions as for other transactions of this nature entered into by ALJ.  Total accounts receivable from Harland Clarke was $0 and less than $0.1 million at September 30, 2019 and 2018, respectively.

12. REPORTABLE SEGMENTS AND GEOGRAPHIC INFORMATION

Reportable Segments

As discussed in Note 1, ALJ has organized its business along three reportable segments (Faneuil, Carpets, and Phoenix) together with a corporate group for certain support services.  ALJ’s operating segments are aligned on the basis of products, services, and industry.  The Chief Operating Decision Maker (“CODM”) is ALJ’s Chief Executive Officer.  The CODM manages the business, allocates resources to, and assesses the performance of each operating segment using information about its net revenue and segment adjusted EBITDA.  ALJ defines segment adjusted EBITDA as segment net income (loss) before depreciation and amortization, interest expense, litigation loss, restructuring expenses, lease payments in anticipation of facility shutdown, loan amendment fees, stock-based compensation, acquisition-related expenses, disposal of fixed assets, net and other gain, provision for income taxes, and other non-recurring items.  Such amounts are detailed in our segment reconciliation below. The accounting policies for segment reporting are the same as for ALJ as a whole.

The following tables present ALJ’s segment information as of or for the years ended September 30, 2019 and 2018:

	As of or for the Year Ended September 30, 2019
(in thousands)	Faneuil	Carpets	Phoenix	ALJ	Consolidated
Total assets	$106,659	$10,353	$112,181	$1,984	$231,177

Net revenue	$196,802	$48,978	$109,217	$—	$354,997

Segment adjusted EBITDA	$8,832	$1,557	$20,533	$(3,224)	$27,698
Depreciation and amortization					(20,553)
Interest expense					(10,611)
Provision for income taxes					(10,006)
Impairment of intangible assets					(746)
Stock-based compensation					(667)
Lease payments in anticipation of facility shutdown					(556)
Loan amendment fees					(337)
Restructuring expenses					(239)
Acquisition-related expenses					(178)
Disposal of assets and other gain, net					216
Net loss					$(15,979)

	As of or for the Year Ended September 30, 2018
(in thousands)	Faneuil	Carpets	Phoenix	ALJ	Consolidated
Total assets	$93,999	$12,447	$117,190	$7,832	$231,468

Net revenue	$188,233	$68,404	$113,139	$—	$369,776

Segment adjusted EBITDA	$13,127	$453	$22,077	$(2,553)	$33,104
Depreciation and amortization					(19,048)
Interest expense					(10,558)
Provision from income taxes					(4,299)
Litigation loss (note 8)					(2,910)
Restructuring expenses					(2,314)
Stock-based compensation					(1,054)
Acquisition-related expenses					(280)
Lease payments in anticipation of facility shutdown					(250)
Disposal of assets and other gain, net					277
Net loss					$(7,332)

Geographic Information

All assets were located in the United States.  All revenue was earned in the United States.

13.  SUBSEQUENT EVENTS

Sixth Amendment to Financing Agreement

On December 17, 2019, ALJ entered into the Sixth Amendment (“Sixth Amendment”) to the Financing Agreement.  See Note 7.  The Sixth Amendment amends certain terms and covenants in order to support the continued growth of the Company, as summarized below:

•	a conversion of $4.1 million in aggregate principal amount from the Cerberus Term Loan to a new term loan (referred to hereafter as “Term B Loan”) as discussed in more detail below;

•

an adjustment to the leverage ratio threshold to (i) 5.25:1.00 for the fiscal quarter ending December 31, 2019, (ii)  4.50:1.00 for the fiscal quarter ending March 31, 2020, (iii) 3.75:1.00 for the fiscal quarter ending June 30, 2020, (iv) 3.50:1:00 for each fiscal quarter beginning with the fiscal quarter ending September 30, 2020 through the fiscal quarter ending December 31, 2020, and (v) 3.25:1:00 for each fiscal quarter beginning with the fiscal quarter ending March 31, 2021 through the fiscal quarter ending June 30, 2021, (vi) 3.00:1.00 for the fiscal quarter ending September 30, 2021, (vii) 3.25:1.00  for the fiscal quarter ending December 31, 2021, and (viii) 3.00:1.00 for each fiscal quarter beginning with the fiscal quarter ending March 31, 2022 and for each fiscal quarter thereafter;

•

a decrease in fixed charge coverage ratio threshold from (a) 1.05:1.00 to (i) 0.85:1.00 for the fiscal quarters ending December 31, 2019 and March 31, 2020, (ii) 0.95:1.00 for the fiscal quarter ending June 30, 2020 and (iii) 1.00:1.00 for the fiscal quarter ending in September 30, 2020 and (b) from 1.10:1.00 to 1.05:1.00 for each fiscal quarter beginning with the fiscal quarter ending December 31, 2020 and for each fiscal quarter thereafter; and

•	an increase of the interest rate floor for LIBOR rate loans from 1.0% APR to 1.50% APR and a decrease of the interest rate floor for Prime rate loans from 5.75% to 4.75% APR.

Junior Participation Agreement – Term B Loan

In connection with the Sixth Amendment, certain trusts and other entities formed for the benefit of, or otherwise affiliated with, Jess Ravich, the Company’s Chief Executive Officer and Chairman of the Board, and his children (the “Ravich Entities”), entered into a Junior Participation Agreement with Cerberus (the “Junior Participation Agreement”), pursuant to which the Ravich Entities agreed to purchase $4.1 million in junior participation interests in the Term B Loan under the Financing Agreement (the “Junior Participation” and such interests, the “Junior Participation Interests”). The Junior Participation Interests are junior and subordinate to Cerberus Term Loan in all respects, and accrue interest under the financing agreement (i) in cash, accrued at the same APR as the Cerberus Term Loan and paid monthly, and (ii) in kind, accrued at 4.00% APR, payable on the maturity date of  December 1, 2023. In addition, on December 17, 2019 (the “Issuance Date”), in consideration of the Ravich Entities agreeing to enter into the Junior Participation, the Company agreed to issue the Ravich Entities fully vested warrants to purchase 1.23 million shares of the Company’s common stock (the “Warrants”), with a five-year term and an exercise price equal to the lesser of the 30 day trailing average closing price of the Company’s common stock as traded on the NASDAQ Stock Market on (i) the Issuance Date, or (ii) the six month anniversary of the Issuance Date. The 30 day trailing average closing price of the Company’s common stock on the Issuance Date was $1.21.

The above transactions do not impact the presentation of the Cerberus Term Loan at September 30, 2019.

ALJ REGIONAL HOLDINGS, INC.

SCHEDULE II — CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at the Beginning of the Year	Charged to Costs and Expenses	Deductions	Balance at the End of the Year
Year Ended September 30, 2019:
Allowance for doubtful accounts	$208	$56	$(138)	126
Allowance for obsolete inventory	225	176	—	401
Rebates payable	1,763	3,271	(2,421)	2,613
Workers’ compensation reserve	2,508	523	(676)	2,355

Year Ended September 30, 2018:
Allowance for doubtful accounts	$830	$272	$(894)	$208
Allowance for obsolete inventory	193	151	(119)	225
Rebates payable	2,014	2,249	(2,500)	1,763
Workers’ compensation reserve	2,763	2,248	(2,503)	2,508

S-1