Form 10-Q
period 2019-12-31
ALJ REGIONAL HOLDINGS INC
filed 2020-02-14
CIK 1438731

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2019

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

The number of shares of common stock, $0.01 par value per share, outstanding as of January 31, 2020 was 42,172,791.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The statements included in this Form 10-Q regarding future financial performance, results and conditions and other statements that are not historical facts, including, among others, the statements regarding competition, the Company’s intention to retain earnings for use in the Company’s business operations, the Company’s ability to continue to fund its operations and service its indebtedness, the adequacy of the Company’s accrual for tax liabilities, management’s projection of continued taxable income, and the Company’s ability to offset future income against net operating loss carryovers, constitute forward-looking statements. The words “can,” “could,” “may,” “will,” “would,” “plan,” “future,” “believes,” “intends,” “expects,” “anticipates,” “projects,” “estimates,” and similar expressions are also intended to identify forward-looking statements. These forward-looking statements are based on current expectations and are subject to risks and uncertainties. Actual results or events could differ materially from those set forth or implied by such forward-looking statements and related assumptions due to certain important factors, including, without limitation, the risks set forth under the caption “Risk Factors” below, which are incorporated herein by reference. Some, but not all, of the forward-looking statements contained in this Form 10-Q include, among other things, statements about the following:

•	any statements regarding our expectations for future performance;
•	our ability to integrate business acquisitions;
•	our ability to compete effectively;
•	statements regarding future revenue and the potential concentration of such revenue coming from a limited number of customers;
•	our ability to meet customer needs;
•	our expectations that interest expense will increase;
•	our expectations that we will continue to have non-cash compensation expenses;
•	our expectation that we will be in compliance with the required covenants pursuant to our loan agreements;
•	regulatory compliance costs;
•	our ability to manage cost cutting activities;
•	our ability to improve margins and profitability on contracts we enter into; and
•	the other matters described in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

ALJ REGIONAL HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED DECEMBER 31, 2019

PART I.  FINANCIAL INFORMATION

Item 1 - Financial Statements

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	December 31,	September 30,
	2019	2019
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,554	$4,529
Accounts receivable, net of allowance for doubtful accounts of $126 at December 31, 2019 and September 30, 2019	50,106	41,707
Inventories, net	6,864	6,777
Prepaid expenses and other current assets	10,356	5,515
Income tax receivable	—	897
Total current assets	69,880	59,425
Property and equipment, net	66,176	69,870
Goodwill	59,047	59,047
Intangible assets, net	39,803	41,148
Collateral deposits	695	695
Other assets	1,281	992
Total assets	$236,882	$231,177
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,578	$15,070
Accrued expenses	15,563	16,092
Income taxes payable	619	367
Deferred revenue and customer deposits	5,505	1,965
Current portion of term loans, net of deferred loan costs	9,106	9,119
Current portion of capital lease obligations	2,173	2,535
Current portion of workers’ compensation reserve	1,026	1,043
Other current liabilities	78	72
Total current liabilities	49,648	46,263
Line of credit, net of deferred loan costs	19,662	9,372
Term loans, less current portion, net of deferred loan costs	70,527	73,614
Deferred revenue, less current portion	281	349
Workers’ compensation reserve, less current portion	1,312	1,312
Capital lease obligations, less current portion	2,184	2,623
Deferred tax liabilities, net	1,748	2,795
Other non-current liabilities	11,482	11,733
Total liabilities	156,844	148,061
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.01 par value; authorized – 100,000 shares; 42,173 shares issued and outstanding at December 31, 2019 and September 30, 2019	422	422
Additional paid-in capital	287,779	287,101
Accumulated deficit	(208,163)	(204,407)
Total stockholders’ equity	80,038	83,116
Total liabilities and stockholders’ equity	$236,882	$231,177

See accompanying notes

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share amounts)

	Three Months Ended December 31,
	2019	2018
Net revenue	$90,465	$93,784
Costs and expenses:
Cost of revenue	75,726	74,646
Selling, general, and administrative expense	16,610	15,647
Loss (gain) on disposal of assets and other gain, net	2	(223)
Total operating expenses	92,338	90,070
Operating (loss) income	(1,873)	3,714
Other (expense) income:
Interest expense, net	(2,564)	(2,715)
Interest from legal settlement	200	—
Total other expense, net	(2,364)	(2,715)
(Loss) income before income taxes	(4,237)	999
Provision for income taxes	(40)	(288)
Net (loss) income	$(4,277)	$711
Basic (loss) earnings per share of common stock	$(0.10)	$0.02
Diluted (loss) earnings per share of common stock	$(0.10)	$0.02
Weighted average shares of common stock outstanding:
Basic	42,173	38,047
Diluted	42,173	38,097

See accompanying notes

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	December 31,
	2019	2018
Operating activities
Net (loss) income	$(4,277)	$711
Adjustments to reconcile net (loss) income to cash used for operating activities:
Depreciation and amortization	5,242	4,446
Stock-based compensation expense	112	185
Fair value of warrants issued in connection with debt modification	594	—
Provision for bad debts and obsolete inventory	104	68
Deferred income taxes	(1,047)	49
Loss (gain) on disposal of assets and other gain, net	2	(223)
Interest expense accreted to term loan	6	—
Amortization of deferred loan costs	173	238
Changes in operating assets and liabilities:
Accounts receivable, net	(8,096)	(7,918)
Inventories, net	(389)	21
Prepaid expenses, collateral deposits, and other current assets	(4,217)	(1,221)
Income tax receivable	897	—
Other assets	(289)	283
Accounts payable	508	1,230
Accrued expenses	(365)	1,493
Income tax payable	252	(28)
Deferred revenue and customer deposits	3,300	(1,054)
Other current liabilities	(11)	(109)
Other liabilities	(251)	(340)
Cash used for operating activities	(7,752)	(2,169)
Investing activities
Acquisitions, net of cash acquired	—	(1,000)
Proceeds from sales of assets	1	308
Capital expenditures	(675)	(4,883)
Cash used for investing activities	(674)	(5,575)
Financing activities
Net proceeds from line of credit	10,490	6,868
Payments on term loans	(3,215)	(2,743)
Proceeds from term loan	—	5,000
Deferred loan costs	(264)	(402)
Payments on capital leases	(560)	(811)
Cash provided by financing activities	6,451	7,912
Change in cash and cash equivalents	(1,975)	168
Cash and cash equivalents at beginning of period	4,529	2,000
Cash and cash equivalents at end of period	$2,554	$2,168
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Taxes	$517	$372
Interest	$2,344	$2,359
Non-cash investing and financing activities:
Capital equipment purchases financed with capital leases	$110	$—
Capital equipment purchases financed with term loan	$—	$4,060
Construction in process funded by landlord tenant improvement allowance	$—	$3,500
Construction in process not yet paid for	$—	$2,700

See accompanying notes

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

(in thousands)

	Three Months Ended December 31,
	2019	2018
Common stock
Balance, beginning of period	$422	$381
Common stock retired	—	(1)
Balance, end of period	$422	$380
Additional paid in capital
Balance, beginning of period	$287,101	$279,575
Stock-based compensation expense - options	84	84
Fair value of warrants issued in connection with term loan modification	594	—
Common stock retired	—	(147)
Balance, end of period	$287,779	$279,512
Accumulated deficit
Balance, beginning of period	$(204,407)	$(188,428)
Net (loss) income	(4,277)	711
Cumulative impact of adopting ASC 606 on October 1, 2019	521	—
Balance, end of period	$(208,163)	$(187,717)
Total stockholders' equity	$80,038	$92,175

See accompanying notes

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BASIS OF PRESENTATION

Organization

ALJ Regional Holdings, Inc. (including subsidiaries, referred to collectively herein as “ALJ” or “Company”) is a holding company.  As of December 31, 2019, ALJ consisted of the following wholly owned subsidiaries:

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

Basis of Presentation

The interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The Condensed Consolidated Financial Statements and footnotes thereto are unaudited.  In the opinion of the Company’s management, the Condensed Consolidated Financial Statements reflect all adjustments, which are of a normal recurring nature, that are necessary for a fair presentation of the Company’s interim financial results.  The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the assets, liabilities, revenue and expenses that are reported in the Condensed Consolidated Financial Statements and footnotes thereto. Actual results may differ from those estimates.  Interim financial results are not necessarily indicative of financial results for a full year.  The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2019,  filed with the SEC on December 23, 2019.

Revision of Previously Reported Financial Information

The Company has historically classified expenses incurred by the Faneuil reportable segment as either cost of revenue or selling, general, and administrative expense based on whether such expenses represented salaries and wages or an expense other than salary and wages.  Faneuil is a labor intensive business with labor representing the majority of the cost of revenue.  Management determined that certain costs classified as cost of revenue should be classified as selling, general, and administrative expense, while other costs classified as selling, general, and administrative expense should be classified as cost of revenue.  Accordingly, the accompanying Condensed Consolidated Statement of Operations for the three months ended December 31, 2018 has been revised to correct the amounts previously reported as cost of revenue and selling, general, and administrative expense as applicable.

In accordance with Accounting Standards Codification ASC 250 (Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin 99, Assessing Materiality), the Company concluded that the reclassifications between cost of revenue and selling, general, and administrative expense were not material to any of its previously issued annual or interim financial statements.

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following tables presents the impact of Faneuil’s reclassification on the Condensed Consolidated Statement of Operations for the three months ended December 31, 2018 and the year ended September 30, 2019:

	Three Months Ended December 31, 2018
(in thousands, except per share amounts)	As Previously Reported	Revisions	As Revised
Net revenue	$93,784	$—	$93,784
Costs and expenses:
Cost of revenue	72,827	1,819	74,646
Selling, general, and administrative expense	17,466	(1,819)	15,647
(Gain) loss on disposal of assets and other gain, net	(223)	—	(223)
Total operating expenses	90,070	—	90,070
Operating income	3,714	—	3,714
Other (expense) income:
Interest expense, net	(2,715)	—	(2,715)
Total other expense	(2,715)	—	(2,715)
Income before income taxes	999		999
Provision for income taxes	(288)	—	(288)
Net income	$711	$—	$711
Basic earnings per share of common stock	$0.02	$—	$0.02
Diluted earnings per share of common stock	$0.02	$—	$0.02
Basic	38,047	—	38,047
Diluted	38,097	—	38,097

	Year Ended September 30, 2019
(in thousands, except per share amounts)	As Previously Reported	Revisions	As Revised
Net revenue	$354,997	$—	$354,997
Costs and expenses:
Cost of revenue	277,454	6,422	283,876
Selling, general, and administrative expense	72,375	(6,422)	65,953
Impairment of intangible assets	746	—	746
(Gain) loss on disposal of assets and other gain, net	(216)	—	(216)
Total operating expenses	350,359	—	350,359
Operating income	4,638	—	4,638
Other (expense) income:
Interest expense, net	(10,611)	—	(10,611)
Total other expense, net	(10,611)	—	(10,611)
Loss before income taxes	(5,973)	—	(5,973)
Provision for income taxes	(10,006)	—	(10,006)
Net loss	$(15,979)	$—	$(15,979)
Loss per share of common stock–basic and diluted	$(0.41)	$—	$(0.41)
Weighted-average shares of common stock outstanding– basic and diluted	38,710	—	38,710

The correction of these previously reported amounts had no impact on the Company’s consolidated income (loss) before income taxes, net income (loss), financial position, or cash flows.  In addition, corresponding revisions had no impact to Reportable Segments or Geographic disclosures.

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. RECENT ACCOUNTING STANDARDS

Accounting Standards Adopted

Stock Compensation

In June 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. This amendment expands the scope of the FASB’s ASC Topic 718, Compensation—Stock Compensation (which currently includes share-based payments to employees) to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned.  ASU 2018-07 was effective for ALJ on October 1, 2019.  The adoption of ASU 2018-07 did not significantly impact ALJ’s consolidated financial statements.

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

On October 1, 2019 ALJ adopted ASC 606 using the modified retrospective transition method.  The Company applied the new revenue standard to contracts not completed as of the date of initial application. As part of the adoption of ASC 606, the Company assessed all aspects of ASC 606 and the potential impact on each entity. The adoption impacted each entity as follows:

Faneuil.  The performance obligations in contracts vary depending on the nature of the contract. Contracts generally include the provision of call center services and in certain contracts the provision of various implementation services.

The costs incurred as part of implementation relate to either a partially satisfied performance obligation, fulfillment costs, or administrative costs. Under current guidance, Faneuil capitalizes these costs and amortizes them over the stated contractual term on a straight-line basis. Under ASC 606, the only costs that are capitalizable are fulfillment costs.

Certain contracts require that a customer make nonrefundable payments to Faneuil prior to the commencement of call center services. The timing of fixed payments may be based on the achievement of specified implementation milestones.  Additionally, customers may be required to make certain nonrefundable variable payments (e.g., training of personnel) prior to the commencement of operations.

Under ASC 606, when upfront fees do not relate directly to the satisfaction or partial satisfaction of a performance obligation, the payments are deemed to be advance payments for future services. In such, instances, the fees are allocated to performance obligations and recognized when or as the performance obligations are satisfied over the contract term. As a result of termination provisions, the contract term under ASC 606 may be shorter than the contractually stated contract term, resulting in the upfront nonrefundable fees being fully recognized prior to the expiration of the stated term of the contract.

Under previous guidance, depending on the nature of the upfront fees, the fees may be recognized as implementation services are provided or, in cases where implementation services are not provided, deferred and amortized over the stated contractual term on a straight-line basis.

Faneuil concluded that, in most cases, pass through and reimbursed costs are accounted for on a gross basis as Faneuil incurs these costs as part of performing the call center services. Additionally, in certain arrangements, Faneuil utilizes third-party service providers in performing the obligations in the contract. Faneuil has concluded that it acts as the principal for all arrangements in which a third-party is utilized as part of the implementation or operation of a call center. This accounting is consistent with the accounting under previous guidance.

Upon adoption of ASC 606, Faneuil eliminated deferred costs incurred during the implementation phase relating to partially satisfied performance obligations and reduced deferred revenue as a result of contracts with termination provisions that accelerated the period over which deferred revenue was recognized.

Carpets.  Under ASC 606 revenue is recognized over time using the input method for the majority of its contracts. This pattern of revenue recognition under ASC 606 does not differ materially from the method of recognizing revenue under previous guidance.

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Although Carpets determined that the timing and amount of total revenue recognized over the life of a construction project is not materially impacted, the revenue recognized on a quarterly basis during the construction period may change. Carpets determined that ASC 606 is more impactful to certain of its lump sum projects as a result of the following required changes from its current practices:

•

Performance obligations.  ASC 606 requires a review of contracts to determine whether there are multiple performance obligations. Each separate performance obligation must be accounted separately, which can impact the timing of revenue recognition. In connection with its evaluation, Carpets identified certain contracts that had more than one performance obligation, which can impact the revenue recognition pattern and methodology for that contract.

•

Variable consideration.  In accordance with ASC 606, variable consideration, including potential liquidated damages, adjusts the transaction price of a contract. Under previous revenue recognition guidance, Carpets generally assessed the impact of liquidated damages as an estimated cost of the project. In connection with its evaluation, Carpets did not identify any uncompleted contract in which consideration of liquidated damages under ASC 606 affected the amount of revenue to be recorded relating to liquidated damages.

Upon adoption of ASC 606, Carpets adjusted the following:

•

Revenue associated with open contracts to the amount determined by applying the input method of recognizing revenue to the transaction price for each separate performance obligation within a contract; and

•	Estimated losses when estimated contract costs exceeded the transaction price.

Phoenix.  Based on analysis of specific terms associated with customer contracts uncompleted at the date of adoption, Phoenix concluded that revenue is recognized at a point in time for substantially all products. This treatment is consistent with how revenue was recognized under the previous guidance, which was when the products were completed and shipped to the customer (dependent upon specific shipping terms). Contracts requiring revenue to be recognized over time, as opposed to a point in time, are expected to be immaterial due to the de minimis nature of any particular order under such contracts in production at any given point in time.

Phoenix determined that ASC 606 impacts the timing of revenue recognition under the following circumstances:

•

Completed production held in inventory. With certain customer contracts, Phoenix is required to complete a pre-defined quantity of customized products and hold these products in inventory until the customer requests shipment (which generally is required to be delivered in the same year as production). For these items, Phoenix has the contractual right to receive payment once production of the products is complete, regardless of the ultimate delivery date. Under previous guidance, Phoenix held the customized products in inventory and recognized revenue upon shipment to the customer. Following the guidance of ASC 606, in these circumstances, Phoenix recognizes revenue when production of the customized products is complete.

•

Safety stock.  In limited situations, Phoenix is required to produce and hold in inventory a pre-defined quantity of customized products for a customer as safety stock. Similar to completed production held in inventory, Phoenix has the contractual right to receive payment from the customer for the pre-defined quantity of safety stock once production is complete, regardless of the ultimate delivery date. Under previous guidance, Phoenix held the safety stock in inventory and recognized revenue upon shipment to the customer. Following the guidance of ASC 606, in these circumstances, Phoenix recognizes revenue when production of the safety stock is complete.

Lastly, the contracts that Phoenix has with its customers often include prospective and retrospective volume rebates, credits, discounts, and other similar items that generally decrease the amount a customer pays Phoenix. These variable amounts generally are credited to the customer, based on achieving certain levels of sales activity, when contracts are signed, or making payments within payment specific terms. Under ASC 606, with the exception of prospective volume rebates, these adjustments are classified as variable consideration, which is estimated at contract inception, and included as part of the transaction price, subject to constraints. Under ASC 606, prospective volume rebates are not part of the transaction price, but are instead accounted for as a material right and separate performance obligation.

Upon adoption of ASC 606, Phoenix recognized revenue associated with certain completed inventory and safety stock held in inventory as discussed above, adjusted revenue for prospective volume rebates treated as material rights and adjusted the timing of revenue recognition relating to variable consideration.

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Based upon the balances that existed as of September 30, 2019, the Company recorded adjustments to the following accounts as of October 1, 2019:

		Adjustments for the Adoption of ASC 606
(in thousands)	As Reported September 30, 2019	Faneuil	Carpets	Phoenix	Total Adjustment	Adjusted October 1, 2019
Assets
Prepaid expenses and other current assets	$5,515	$777	$(61)	$161	$877	$6,392
Inventories, net	6,777	—	19	(217)	(198)	6,579
Liabilities
Accrued expenses	16,092	—	(12)	(2)	(14)	16,078
Deferred revenue and customer deposits	1,965	172	—	—	172	2,137
Stockholders’ equity
Accumulated deficit	(204,407)	605	(30)	(54)	521	(203,886)

As a result of the above adjustments, total assets increased by $0.7 million, total liabilities increased by $0.2 million, and total stockholders’ equity increased by $0.5 million.

The following table summarize the impacts of adopting the new revenue accounting guidance on ALJ’s Consolidated Balance Sheet as of December 31, 2019:

	As of December 31, 2019
		Adjustments for the Adoption of ASC 606
(in thousands)	As Reported	Faneuil	Carpets	Phoenix	Total Adjustment	As if Previous Standard was in Effect
Assets
Prepaid expenses and other current assets	$10,356	$(1,207)	$(8)	$(669)	$(1,884)	$8,472
Inventories, net	6,864	—	6	528	534	7,398
Liabilities
Accrued expenses	15,563	(10)	7	2	(1)	15,562
Deferred revenue and customer deposits	5,505	(541)	—	—	(541)	4,964
Stockholders’ equity
Accumulated deficit	(208,163)	(656)	(9)	(143)	(808)	(208,971)

The difference between the reported balances and the amounts that would have been recorded had the previous guidance been in effect is primarily due to the following:

•	Inventory in the amounts that would have been recorded had the previous guidance been in effect associated with completed production held in inventory and safety stock.

•

Receivables and other assets in the amounts that would have been recorded had the previous guidance been in effect include receivables for a contract based on milestone billings and therefore do not include unbilled receivables relating over time recognition in accordance with ASC 606.

•	Deferred revenue in the amounts that would have been recorded had the previous guidance been in effect do not include certain upfront variable payments relating to training.

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarize the impacts of adopting the new revenue accounting guidance on ALJ’s Statement of Operation for the three months ended December 31, 2019:

	Three Months Ended December 31, 2019
		Adjustments for the Adoption of ASC 606
(in thousands, except per share amounts)	As Reported	Faneuil	Carpets	Phoenix	Total Adjustment	As if Previous Standard was in Effect
Net revenue	$90,465	$(354)	$53	$(834)	$(1,135)	$89,330
Cost of revenue	75,726	907	32	(745)	194	75,920
Net loss	(4,277)	(1,261)	21	(89)	(1,329)	(5,606)
Loss per share of common stock–basic and diluted	(0.10)	(0.03)	0.00	(0.00)	(0.03)	(0.13)

The differences between the reported balances and the amounts that would have been recorded had the previous guidance been in effect are due to the following impacts:

•	Reduction in the revenue and cost of revenue in the amounts that would have been recorded had the previous guidance been in effect associated with completed production held in inventory.
•

Reduction in revenue and cost of revenue in the amounts that would have been recorded had the previous guidance been in effect to recognize revenue for a contract under the milestone billings in accordance with ASC 605.

•

Increase in revenue and cost of revenue in the amounts that would have been recorded had the previous guidance been in effect to recognize revenue and related expenses relating to certain upfront variable payments as incurred.

The consolidated statement of cash flows for the three months ended December 31, 2019 takes into consideration the effect of adopting ASC 606.  Adoption of the new accounting guidance had no impact to net cash provided by (used for) operating, financing or investing activities on our condensed consolidated statement of cash flows for the three months ended December 31, 2019.

Accounting Standards Not Yet Adopted

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

Internal-Use Software

In August 2018, the FASB issued ASU 2018-15, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract,” to provide guidance on implementation costs incurred in a cloud computing arrangement (“CCA”) that is a service contract. ASU 2018-15 aligns the accounting for such costs with the guidance on capitalizing costs associated with developing or obtaining internal-use software. Specifically, ASU 2018-15 amends ASC 350, Intangibles–Goodwill and Other, to include in its scope implementation costs of a CCA that is a service contract and clarifies that a customer should apply ASC 350-40 to determine which implementation costs should be capitalized in such a CCA.  ASU 2018-15 will be effective for ALJ on October 1, 2021.  ALJ does not anticipate the adoption of ASU 2018-15 to significantly impact its consolidated financial statements.

3. REVENUE RECOGNITION

Accounting Policy Update

As a result of adopting ASC 606, ALJ updated its revenue recognition accounting policy effective October 1, 2019.  The Company recognized revenue when control of the promised goods or services is transferred to its customers in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services.

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Faneuil.  Faneuil contracts with its customers are typically in the form of a written contract executed between the Faneuil its customers that may include a Statement of Work, Request for Proposal, Responses to the Request for Proposal, and other correspondence. The contracts often provide the customer with renewal and/or termination options that impact the contract term under ASC 606.

Faneuil contracts often include promises to transfer multiple products and services to its customers. Determining whether products and services are considered distinct performance obligations that should be accounted for separately, versus together, requires significant judgment. Typically, Faneuil contracts include performance obligation(s) to stand-ready on a daily or monthly basis to provide services to its customers. Under a stand-ready obligation, the evaluation of the nature of the performance obligation is focused on each time increment rather than the underlying activities. Accordingly, the promise to stand-ready is accounted for as a single-series performance obligation.

Faneuil provides implementation activities prior to commencing services under the stand-ready obligation. The determination of whether the implementation activities are classified as fulfillment activities or promised goods and services and the determination of whether the implementation promised goods and services are distinct performance requirements requires significant judgment.

Once Faneuil determines the performance obligations, Faneuil estimates the amount of variable consideration to be included in determining the transaction price. Typical forms of variable consideration include variable pricing based on the number of transactions processed or usage-based pricing arrangements. Variable consideration is also present in the form of tiered and declining pricing, penalties for service level agreements, performance bonuses, and credits. In circumstances where Faneuil meets certain requirements to allocate variable consideration to a distinct service within a series of related services, Faneuil allocates variable consideration to each distinct period of service within the series. If Faneuil does not meet those requirements, Faneuil includes an estimate of variable consideration in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty is resolved. For contracts with multiple performance obligations, the transaction price is allocated to the separate performance obligations on a relative stand-alone selling price basis. Faneuil generally determines stand-alone selling prices based on the prices charged to customers or by using expected cost plus a margin.

Faneuil typically satisfies its performance obligations over time as the services are provided. A time-elapsed output method is used to measure progress because the nature of Faneuil’s promise is a stand-ready service and efforts are expended evenly throughout the period. Faneuil uses a cost-to-cost based input method to measure progress on its implementation services. Faneuil has determined that the above methods provide a faithful depiction of the transfer of services to the customer.

Revenue expected to be recognized in future periods exclude unexercised customer options to purchase additional services that do not represent material rights to the customer. Customer options that do not represent a material right are only accounted for when the customer exercises its option to purchase additional goods or services.

When more than one party is involved in providing services to a customer, Faneuil evaluates whether it is the principal, and reports revenue on a gross basis, or as an agent, and reports revenue on a net basis. In this assessment, Faneuil considers the following: if it obtains control of the specified services before they are transferred to the customer; if it is primarily responsible for fulfillment; and whether it has discretion in establishing price. Based on its evaluation, in most circumstances, Faneuil determined that it acts as the principal.

Faneuil's payment terms vary by type of services offered. Generally, the time between provision of services during the operational phase, invoicing, and when payment is due is not significant. However, Faneuil sometimes receives advances or deposits from its customers before revenue is recognized, resulting in deferred revenue, which is recorded as a contract liability. The timing of when Faneuil bills its customers during the implementation phase is generally dependent upon agreed-upon contractual terms, milestone billings based on the completion of certain phases of the work, or when services are provided. Sometimes, billing occurs subsequent to revenue recognition, resulting in unbilled revenue, which is recorded as a contract asset.

From time to time, Faneuil contracts are modified to account for additions or changes to existing performance obligations. Each modification is evaluated under the guidance of ASC 606 and accounted for based on the specific modifications. When a contract modification relates to a stand-ready performance obligation, the impact of the modification is generally accounted for prospectively.

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Carpets.  The majority of Carpets revenue is from the installation of flooring, cabinets, and countertops for new homes. The contracts for these products are with homebuilders in the form of a purchase order issued in connection with a Master Service Agreement (“MSA”) and Work Agreement. Carpets also enters into contracts with retail customers to install these same products in the form of a purchase order. The majority of the work performed under each purchase order is completed in less than two-weeks. Carpets also enters into construction contracts with its commercial customers. The work performed under a construction contract ranges from a couple of weeks up to a year. Carpets contracts are fixed-price contracts.

Carpets evaluates whether two or more contracts should be combined and accounted for as one single performance obligation and whether a single contract should be accounted for as more than one performance obligation. The majority of Carpets contracts have a single performance obligation, as the promise to transfer the individual goods or services is not separately identifiable from other promises in the contract and, therefore, is not distinct. However, occasionally Carpets may have contracts with multiple performance obligations.

For contracts with multiple performance obligations, Carpets allocates the contracts transaction price to each performance obligation using the observable stand-alone selling price, if available, or alternatively Carpets best estimate of the stand-alone selling price of each distinct performance obligation in the contract. The primary method used to estimate stand-alone selling price is the expected cost plus a margin approach for each performance obligation.

The nature of Carpets contracts give rise to several types of variable consideration, including contract modifications (change orders and claims), liquidated damages, and other terms that can either increase or decrease the transaction price. Carpets estimates variable consideration as the most likely amount to which Carpets expects to be entitled. Carpets includes estimated amounts in the transaction price to the extent Carpets believes it has an enforceable right and it is probable that a significant reversal of cumulative revenue recognized will not occur. Carpets estimates variable consideration and the determination of whether to include estimated amounts in the transaction price are based largely on an assessment of its anticipated performance and all information (historical, current and forecasted) that is reasonably available at this time.

The contract transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. This evaluation may require significant judgment and the decision to combine a group of contracts or separate a contract into multiple performance obligations could change the amount of revenue and profit recorded in a given period.

Revenue is recognized over time as work is completed because of the continuous transfer of control to the customer (typically using an input measure such as costs incurred to date relative to total estimated costs at completion to measure progress). Carpets uses a cost-to-cost based input method using labor costs to measure progress on its services. Carpets has determined that using labor costs to measure its progress is the method that most faithfully depicts its performance in transferring control of the performance obligation (installed products) to the builder.

As a significant change in one or more of these estimates could affect the profitability of Carpets contracts, Carpets reviews and updates its contract-related estimates regularly. Carpets recognizes adjustments in estimated profit on contracts under the cumulative catch-up method. Under this method, the cumulative impact of the profit adjustment is recognized in the period the adjustment is identified. Revenue and profit in future periods of contract performance are recognized using the adjusted estimate. Such adjustments have not been material due to the shorter term of the majority of Carpets contracts. If at any time the estimate of contract profitability indicates an anticipated loss on a contract, the projected loss is recognized in full, including any previously recognized profit, in the period it is identified and recognized as an accrued contract losses (contract liability).  For contract revenue recognized over time, the accrued contract losses is adjusted so that the gross profit for the contract remains zero in future periods.

Contract modifications result from changes in contract specifications or requirements. Carpets considers unapproved change orders to be contract modifications for which customers have not agreed to both scope and price. Carpets considers claims to be contract modifications for which Carpets seeks, or will seek, to collect from customers, or others, for customer-caused changes in contract specifications or design, or other customer-related causes of unanticipated additional contract costs on which there is no agreement with customers. Claims can also be caused by non-customer-caused changes, such as rain or other weather delays. Costs associated with contract modifications are included in the estimated costs to complete the contracts and are treated as project costs when incurred. In most instances, contract modifications are for goods or services that are not distinct, and, therefore, are accounted for as part of the existing contract. The effect of a contract modification on the transaction price, and Carpets’ measure of progress for the performance obligation to which it relates, is recognized as an adjustment to revenue on a cumulative catch-up basis. In some cases, settlement of contract modifications may not occur until after completion of work under the contract.

The timing of when Carpets bills its customers is generally dependent upon agreed-upon contractual terms, milestone billings based on the completion of certain phases of the work, or when services are provided. Sometimes, billing occurs subsequent to revenue

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

recognition, resulting in unbilled revenue, which is a contract asset. However, Carpets sometimes receive advances or deposits from its customers before revenue is recognized, resulting in deferred revenue, which is a contract liability.

Carpets estimates the collectability of contract amounts at the same time that Carpets estimates project costs.  If Carpets anticipates that there may be issues associated with the collectability of the full amount calculated as the transaction price, Carpets may reduce the amount recognized as revenue to reflect the uncertainty associated with realization of the eventual cash collection.

Carpets provides a warranty relating to the products installed and the installation of the products. Since the warranty covers instances when products installed are defective and/or are not installed properly, the warranty is classified as an assurance warranty. Carpets accrues for expected warranty work as revenue is recognized.

Phoenix.  Phoenix contracts with its customers are typically in the form of a purchase order issued to the Company by its customers and, in the form of a purchase order issued in connection with a formal MSA executed with a customer.

The majority of Phoenix revenue is derived from purchases under which Phoenix provides a specific product or service and, as a result, each product or service is one performance obligation.  Additionally, Phoenix concluded that prospective volume rebates provided to certain customers are material rights, which is a separate performance obligation.

Revenue is measured as the amount of consideration Phoenix expects to receive in exchange for transferring goods or providing services, which is based on transaction prices set forth in contracts with customers and an estimate of variable consideration, as applicable.

Variable consideration resulting from volume rebates, fixed rebates, and sales discounts that are offered within contracts between Phoenix and its customers is recognized in the period the related revenue is recognized. Estimates of variable consideration are based on stated contract terms and an analysis of historical experience.  The amount of variable consideration is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period.

The contract transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied.  For contracts with multiple performance obligations, such as when a contract contains a material right, the transaction price allocated to each performance obligation is based on the price stated in the customer contract, which represents Phoenix’s best estimate of the stand-alone selling price of each distinct good or service in the contract and the expected value of a prospective volume rebate.

Phoenix recognizes revenue at a point in time for substantially all products.  The point in time when revenue is recognized is when the performance obligation has been completed and the customer obtains control of the products, which is generally upon shipment to the customer (dependent upon specific shipping terms).

Under agreements with certain customers, custom products may be stored by the Company for future delivery.  Based upon contractual terms, Phoenix is typically able to recognize revenue once the performance obligation is satisfied and the customer obtains control of the completed product, usually when it completes production (depending on the specific facts and circumstances).  In these situations, Phoenix may also receive a logistics or warehouse management fee for the services it provides, which Phoenix recognizes over time as the services are provided.

•

With certain customer contracts, Phoenix is permitted to complete a pre-defined quantity of custom products and holds such inventory until the customer requests shipment (which generally is required to be delivered in the same year as production).  For these items, Phoenix has the contractual right to receive payment once the production is completed, regardless of the ultimate delivery date.  Based upon contractual terms, Phoenix recognizes revenue once the performance obligation has been satisfied and the customer obtains control of the completed products, usually when production is completed.

•

In limited situations, Phoenix is permitted to produce and hold in inventory a pre-defined quantity of custom products as safety stock.  Similar to completed production held in inventory, for these items, Phoenix has the contractual right to receive payment for the pre-defined quantity once the production is completed, regardless of the ultimate delivery date.  Based upon Phoenix’s evaluation of the contractual terms, Phoenix recognizes revenue once the performance obligation has been satisfied and the customer obtains control of the completed product, usually when production is completed.

Billings for shipping and handling costs are recorded in revenue on a gross basis.  Phoenix made an accounting policy election under ASC 606 to account for shipping and handling after the customer obtains control of the good as fulfillment activities rather than as a

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

separate service to the customer.  As a result, when Phoenix is responsible for shipment, Phoenix accrues the costs of the shipping and handling if revenue is recognized for the related good before the fulfillment activities occur.

Many of Phoenix’s operations process materials, primarily paper, that may be supplied directly by customers or may be purchased by Phoenix and sold to customers as part of the end product.  No revenue is recognized for customer-supplied paper, but revenue for Phoenix-supplied paper is recognized on a gross basis.

In limited circumstances, Phoenix collects taxes from its customers. When taxes are collected, Phoenix records the taxes collected from customers and remitted to governmental authorities on a net basis.

Contracts do not contain a significant financing component as payment terms on invoiced amounts are typically between 30 to 120 days, based on a credit assessment of individual customers, as well as industry expectations.

The timing of revenue recognition, billings, and cash collections results in accounts receivable and unbilled receivables (contract assets), and customer advances and deposits (contract liabilities) on the Consolidated Balance Sheet.  Revenue recognition generally coincides with Phoenix’s contractual right to consideration and the issuance of invoices to customers.  Depending on the nature of the performance obligation and arrangements with customers, the timing of the issuance of invoices may result in contract assets or contract liabilities.  Contract assets related to unbilled receivables are recognized for satisfied performance obligations for which Phoenix cannot yet issue an invoice.  Contract liabilities result from advances or deposits from customers on performance obligations not yet satisfied.

Phoenix provides a warranty that the products conform to the customer specifications and are free of defects. The warranty is classified as an assurance warranty. Phoenix generally obtains  customer approval prior to commencing production to minimize warranty issues. As a result, warranty claims are generally not significant.  However, Phoenix accrues for the estimated warranty work when revenue is recognized, if material.

Because the majority of Phoenix products are customized, product returns are not significant.  However, Phoenix accrues for the estimated amount of customer returns at the time of sale, if deemed material.

Contract Assets and Liabilities

The following table provides information about consolidated contract assets and contract liabilities at December 31, 2019 and October 1, 2019:

(in thousands)	December 31, 2019	October 1, 2019
Contract assets:
Unbilled revenue (1)	$2,255	$825
Total contract assets	$2,255	$825
Contract liabilities
Deferred revenue	$5,238	$1,838
Accrued rebates and material rights (2)	3,281	2,612
Accrued contract losses (3)	12	15
Total contract liabilities	$8,531	$4,465

(1)

Included in prepaid expenses and other current assets on the Consolidated Balance Sheet.  Unbilled revenue represent rights to consideration for services provided when the right is conditioned on something other than passage of time (for example, meeting a milestone for the right to bill under the cost-to-cost measure of progress). Unbilled revenue is transferred to accounts receivable when the rights become unconditional.

(2)	Of the total balance, $0.4 million is included in other non-current liabilities and $2.9 million is included in accrued expenses on the Consolidated Balance Sheet.

(3)	Included in accrued expenses on the Consolidated Balance Sheet.

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides changes in consolidated contract assets and contract liabilities during the three months ended December 31, 2019:

(in thousands)	Contract Assets	Contract Liabilities
Balance, beginning of period (October 1, 2019)	$825	$4,465
Additions to unbilled revenue, net	1,430	—
Revenue recognized	—	(1,956)
Change in loss accrual	—	(3)
Accrued rebates	—	669
Cash received from customer	—	5,356
Balance, end of period	$2,255	$8,531

Deferred Revenue and Remaining Performance Obligations

Deferred revenue primarily consists of billings or payments received in advance of revenue recognition from call center services, including non-refundable payments made prior to operations. Deferred revenue is recognized as revenue when transfer of control to customers has occurred. Customers are typically invoiced for these agreements in regular installments and revenue is recognized ratably over the contractual service period. The deferred revenue balance is influenced by several factors, including seasonality, the compounding effects of renewals, invoice duration, invoice timing, size and new business linearity within the quarter. Deferred revenue does not represent the total contract value of annual or multi-year non-cancellable agreements.

Payment terms and conditions vary by contract type, although terms generally include a requirement of payment within 30 to 60 days. In instances where the timing of revenue recognition differs from the timing of invoicing, the Company has determined that contracts generally do not include a significant financing component. The primary purpose of invoicing terms is to provide customers with simplified and predictable ways of purchasing products and services, not to receive financing from customers. Any potential financing fees are considered de minimis.

Transaction price allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue. Transaction price allocated to the remaining performance obligation is influenced by several factors, including the timing of renewals and average contract terms.  The Company applied practical expedients to exclude amounts related to performance obligations that are billed and recognized as they are delivered, optional purchases that do not represent material rights, and any estimated amounts of variable consideration that are subject to constraint in accordance with the new revenue standard.

Estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially satisfied at December 31, 2019, was de minimis. This balance does not include revenue related to performance obligations that are part of a contract whose original expected duration is one year or less, including contracts with a penalty-free termination for convenience clause. In addition, this disclosure does not include (i) expected consideration related to performance obligations for which the Company elects to recognize revenue in the amount it has a right to invoice (e.g., usage-based pricing terms), and (ii) any variable consideration which is allocated entirely to future performance obligations including variable transaction fees or fees tied directly to costs incurred.

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Disaggregation of Revenue

Revenue by contract type was as follows for the three months ended December 31, 2019:

(in thousands)	Three Months Ended December 31, 2019
Faneuil:
Transportation	$17,128
Utility	13,927
Healthcare	25,367
Government	1,049
Other	1,096
Total Faneuil	$58,567
Carpets
Builder	$6,959
Commercial	1,628
Retail	1,187
Total Carpets	$9,774
Phoenix:
Publisher
MSA	$12,430
Non-MSA	6,560
Commercial
MSA	805
Non-MSA	2,329
Total Phoenix	$22,124
Total consolidated revenue, net	$90,465

Substantially all of Faneuil and Carpets revenue is recognized over time and substantially all of Phoenix revenue is recognized at a point in time.

Costs to Obtain a Contract

The Company recognizes an asset for the incremental costs of obtaining a contract with a customer if it expects the benefit of those costs to be longer than one year. The costs to obtain a contract capitalized under the new revenue standard are primarily sales commissions paid to our sales force personnel. Capitalized costs may also include portions of fringe benefits and payroll taxes associated with compensation for incremental costs to acquire customer contracts and incentive payments to partners.  These costs are amortized over the term of the contract or the estimated life of the customer relationship, if renewals are expected and the renewal commission is not commensurate with the initial commission. The Company expenses sales commissions when incurred if the amortization period of the sales commission is one year or less.  The accounting for incremental costs of obtaining a contract with a customer is consistent with the accounting under previous guidance.

During the three months ended December 31, 2019, the Company recognized $0.1 million of amortization of these costs, which is included in selling, general, and administrative expense in our Consolidated Statement of Operations. The net book value of these costs was $0.6 million as of December 31, 2019, of which $0.3 million was in prepaid expenses and other current assets, and $0.3 million was in other assets.

Costs to Fulfill a Contract

The Company also capitalizes costs incurred to fulfill its contracts that (i) relate directly to the contract, (ii) are expected to generate resources that will be used to satisfy the Company’s performance obligation under the contract, and (iii) are expected to be recovered through revenue generated under the contract. Contract fulfillment costs are expensed to cost of revenue as the Company satisfies its performance obligations by transferring the service to the customer. These costs are amortized on a systematic basis over the expected period of benefit.

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The amortization of costs incurred to fulfill contracts, which comprise set-up/transition activities, for the three months ended December 31, 2019 was approximately $1.5 million. The net book value of the costs as of December 31, 2019, was $2.1 million as of December 31, 2019, of which $1.7 million was in prepaid expenses and other current assets, and $0.4 million was in other assets.

Capitalized costs to obtain and fulfill a contract are periodically reviewed for impairment. We did not incur any impairment losses during the three months ended December 31, 2019.

4. ACQUISITIONS

RDI Acquisition

On July 31, 2019 (“RDI Purchase Date”), Faneuil acquired Realtime Digital Innovations, LLC (“RDI” and such acquisition, the “RDI Acquisition”), a provider of workflow automation and business intelligence services. The RDI Acquisition is expected to provide Faneuil with a sustainable competitive advantage in the business process outsourcing space by allowing it to, among other things, (i) automate process workflows and business intelligence, (ii) generate labor efficiencies for existing programs, (iii) expand potential new client target entry points, (iv) improve overall customer experience, and (v) increase margin profiles through shorter sales cycles and software license sales.

The aggregate cash consideration for the RDI Acquisition paid at closing was $2.5 million, with earn-outs up to $7.5 million to be paid upon the achievement of certain financial metrics over a three-year period, subject to a guaranteed payout of $2.5 million.

The following schedule reflects the estimated fair value of assets acquired and liabilities assumed on the RDI Purchase Date (in thousands):

Purchase Price
Balance Sheet Caption	Allocation
Total current assets	$53
Fixed assets	11
Identified intangible assets:
Technology	3,400
Non-compete agreements	1,300
Goodwill	2,675
Total assets	7,439
Accrued expenses	(39)
Fair value of deferred and contingent consideration – current (1)	(2,100)
Fair value of deferred and contingent consideration – non-current (2)	(2,800)
Cash paid at closing	$2,500

(1)	Included in accrued expenses on the Consolidated Balance Sheet at December 31, 2019. There was no change in the fair value from the RDI Purchase Date to December 31, 2019.
(2)	Included in other non-current liabilities on the Consolidated Balance Sheet at December 31, 2019. There was no change in the fair value from the RDI Purchase Date to December 31, 2019.

The Company accounted for the RDI Acquisition using the purchase method of accounting. Accordingly, the assets and liabilities were recorded at their fair values at the RDI Purchase Date. The excess of the purchase price over the fair value of the tangible and intangible assets acquired, liabilities assumed, and deferred and contingent consideration, was recorded as goodwill.

During the three months ended December 31, 2019, the Company incurred less than $0.1 million of acquisition-related expenses in connection with the RDI acquisition, which were expensed to selling, general, and administrative expense.

5. CONCENTRATION RISKS

Cash

The Company maintains its cash balances in accounts, which, at times, may exceed federally insured limits. The Company has not experienced any loss in such accounts and believes there is little exposure to any significant credit risk.

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Major Customers and Accounts Receivable

During the three months ended December 31, 2019, ALJ generated 10.2% of consolidated net revenue from one customer.  During the three months ended December 31, 2018,  ALJ did not have any customers with net revenue in excess of 10% of consolidated net revenue.  Each of ALJ’s segments had customers that represent more than 10% of their respective net revenue, as described below.

Faneuil.  The percentage of Faneuil net revenue derived from its significant customers was as follows:

	Three Months Ended December 31,
	2019	2018
Customer A	15.7%	16.2%
Customer B	11.6	13.0

Accounts receivables from these customers totaled $8.2 million on December 31, 2019.  As of December 31, 2019, all Faneuil accounts receivable were unsecured.  The risk with respect to accounts receivable is mitigated by credit evaluations performed on customers and the short duration of payment terms extended to customers.

Carpets.  The percentage of Carpets net revenue derived from its significant customers was as follows:

	Three Months Ended December 31,
	2019	2018
Customer A	26.8%	29.3%
Customer B	23.6	27.4
Customer C	16.0	19.4

Accounts receivables from these customers totaled $1.5 million on December 31, 2019.  As of December 31, 2019, all Carpets accounts receivable were unsecured.  The risk with respect to accounts receivable is mitigated by credit evaluations performed on customers and the short duration of payment terms extended to customers.

Phoenix.  The percentage of Phoenix net revenue derived from its significant customers was as follows:

	Three Months Ended December 31,
	2019	2018
Customer A	24.9%	19.0%
Customer B	16.6	17.8
Customer C	12.1	12.3
Customer D	**	12.2

**	Less than 10% of Phoenix net revenue.

Accounts receivables from these customers totaled $6.1 million on December 31, 2019.  As of December 31, 2019, all Phoenix accounts receivable were unsecured.  The risk with respect to accounts receivable is mitigated by credit evaluations performed on customers and the short duration of payment terms extended to most customers.

Supplier Risk

Two of ALJ’s segments had suppliers that represented more than 10% of their respective inventory purchases, as described below.

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Carpets.  The percentage of Carpets inventory purchases from its significant suppliers was as follows:

	Three Months Ended December 31,
	2019	2018
Supplier A	19.7%	13.8%
Supplier B	17.0	24.3
Supplier C	**	11.4
Supplier D	**	10.7

**	Less than 10% of Carpets inventory purchases.

If these suppliers were unable to provide materials on a timely basis, Carpets management believes alternative suppliers could provide the required materials with minimal disruption to the business.

Phoenix.  The percentage of Phoenix inventory purchases from its significant suppliers was as follows:

	Three Months Ended December 31,
	2019	2018
Supplier A (1)	17.5%	**
Supplier B (2)	16.5	26.2%
Supplier C	10.9	10.9

** Less than 10% of Phoenix inventory purchases.

(1) Represents 11.6% of consolidated inventory purchases for the three months ended December 31, 2019.

(2) Represents 11.0% and 17.5% of consolidated inventory purchases for the three months ended December 31, 2019 and 2018, respectively.

If these suppliers were unable to provide materials on a timely basis, Phoenix management believes alternative suppliers could provide the required supplies with minimal disruption to the business.

6. COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

Accounts Receivable, Net

The following table summarizes accounts receivable at the end of each reporting period:

	December 31,	September 30,
(in thousands)	2019	2019
Accounts receivable	$49,711	$41,251
Unbilled receivables	521	582
Accounts receivable	50,232	41,833
Less: allowance for doubtful accounts	(126)	(126)
Accounts receivable, net	$50,106	$41,707

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Inventories, Net

The following table summarizes inventories at the end of each reporting period:

	December 31,	September 30,
(in thousands)	2019	2019
Raw materials	$3,956	$3,837
Semi-finished goods/work in process	1,641	2,111
Finished goods	1,771	1,230
Inventories	7,368	7,178
Less: allowance for obsolete inventory	(504)	(401)
Inventories, net	$6,864	$6,777

Property and Equipment

The following table summarizes property and equipment at the end of each reporting period:

	December 31,	September 30,
(in thousands)	2019	2019
Leasehold improvements	$31,478	$31,370
Machinery and equipment	30,915	30,805
Building and improvements	17,403	17,403
Software	15,094	16,139
Computer and office equipment	13,629	13,273
Land	9,267	9,267
Furniture and fixtures	7,822	7,796
Vehicles	386	386
Construction and equipment in process	128	206
Property and equipment	126,122	126,645
Less: accumulated depreciation and amortization	(59,946)	(56,775)
Property and equipment, net	$66,176	$69,870

Property and equipment depreciation and amortization expense, including amounts related to capitalized leased assets, was $3.9 million and $3.1 million for the three months ended December 31, 2019 and 2018, respectively.

Intangible Assets

The following table summarizes identified intangible assets at the end of each reporting period:

	December 31, 2019			September 30, 2019
(in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer relationships	$33,660	$(13,761)	$19,899	$33,660	$(13,039)	$20,621
Trade names	10,760	(2,111)	8,649	10,760	(2,004)	8,756
Supply agreements	9,930	(3,330)	6,600	9,930	(3,002)	6,928
Technology	3,400	(177)	3,223	3,400	(71)	3,329
Non-compete agreements	1,820	(388)	1,432	1,820	(311)	1,509
Internal-use software	580	(580)	—	580	(575)	5
Totals	$60,150	$(20,347)	$39,803	$60,150	$(19,002)	$41,148

Intangible asset amortization expense was $1.3 million for both the three months ended December 31, 2019 and 2018.

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents expected future amortization expense for the remainder of fiscal 2020 and yearly thereafter:

(in thousands)	Estimated Future Amortization
Remainder of Fiscal 2020	$3,916
Fiscal 2021	4,982
Fiscal 2022	4,635
Fiscal 2023	4,635
Fiscal 2024	4,496
Thereafter	17,139
Total	$39,803

Accrued Expenses

The following table summarizes accrued expenses at the end of each reporting period:

	December 31,	September 30,
(in thousands)	2019	2019
Accrued compensation and related taxes	$6,479	$8,041
Rebates payable	2,840	2,157
Acquisition contingent consideration	2,100	2,100
Deferred lease incentives	1,159	1,159
Medical and benefit-related payables	959	964
Interest payable	764	723
Other	760	342
Accrued board of director fees	218	109
Deferred rent	100	112
Call center buildouts	96	274
Sales tax payable	88	111
Total accrued expenses	$15,563	$16,092

Workers’ Compensation Reserve

The Company is self-insured for certain workers’ compensation claims as discussed below.

Faneuil.  Faneuil is self-insured for workers’ compensation claims up to $500,000 per incident.  Reserves have been provided for workers’ compensation based upon insurance coverages, third-party actuarial analysis, and management’s judgment.

Carpets.  Carpets maintains a self-insured plan for workers’ compensation claims up to $200,000 per incident and maintains insurance coverage for costs above the specified limit.  Reserves have been provided for workers’ compensation based upon insurance coverages, third-party actuarial analysis, and management’s judgment.

Phoenix. Phoenix maintains a fully insured plan for workers’ compensation claims.

7. (LOSS) EARNINGS PER SHARE

The following table summarizes basic and diluted (loss) earnings per share of common stock for each period presented:

	Three Months Ended December 31,
(in thousands, except per share amounts)	2019	2018
Net (loss) income	$(4,277)	$711
Weighted average shares of common stock outstanding – basic	42,173	38,047
Potentially dilutive effect of options to purchase common stock	—	50
Weighted average shares of common stock outstanding – diluted	42,173	38,097
Basic (loss) earnings per share of common stock	$(0.10)	$0.02
Diluted (loss) earnings per share of common stock	$(0.10)	$0.02

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Stock options and warrants to purchase 4.2 million and 1.5 million shares of common stock were not considered in calculating ALJ’s diluted loss per common share for the three months ended December 31, 2019 and 2018, respectively, as their effect would be anti-dilutive.

8. DEBT

Debt

The following table summarizes ALJ’s line of credit, term loan, and equipment financing at the end of each reporting period:

	December 31,	September 30,
(in thousands)	2019	2019
Line of credit:
Line of credit	$20,313	$9,823
Less: deferred loan costs	(651)	(451)
Line of credit, net of deferred loan costs	$19,662	$9,372
Current portion of term loans:
Current portion of term loan	$8,200	$8,200
Current portion of equipment financing	1,311	1,336
Less: deferred loan costs	(405)	(417)
Current portion of term loans, net of deferred loan costs	$9,106	$9,119
Term loans, less current portion:
Term loan, less current portion	$65,836	$72,882
Term B loan and related payment in kind interest	4,106	$—
Equipment financing, less current portion	1,521	1,765
Less: deferred loan costs	(936)	(1,033)
Term loans, less current portion, net of deferred loan costs	$70,527	$73,614

Term Loan and Line of Credit

In August 2015, ALJ entered into a financing agreement (“Financing Agreement”) with Cerberus Business Finance, LLC (“Cerberus”), to borrow $105.0 million in a term loan (“Cerberus Term Loan”) and have available up to $32.5 million in a revolving loan (“Cerberus/PNC Revolver,” and together with the Cerberus Term Loan, the “Cerberus Debt”).  ALJ has subsequently entered into six amendments to the Financing Agreement.  The most recent amendment is described below.  The Cerberus Debt matures on November 28, 2023 (“Maturity Date”).

Sixth Amendment to Financing Agreement

On December 17, 2019, ALJ entered into the Sixth Amendment (“Sixth Amendment”) to the Financing Agreement.  The Sixth Amendment amends certain terms and covenants in order to support the continued growth of the Company, as summarized below:

•	a conversion of $4.1 million in aggregate principal amount from the Cerberus Term Loan to a new term loan (referred to hereafter as “Term B” loan) as discussed in more detail below;

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

•	an increase of the interest rate floor for LIBOR rate loans from 1.0% to 1.50% per annum and an increase of the interest rate floor for Prime rate loans from 3.25% to 4.75% per annum.

Junior Participation Agreement – Term B Loan

In connection with the Sixth Amendment, certain trusts and other entities formed for the benefit of, or otherwise affiliated with, Jess Ravich, the Company’s Chief Executive Officer and Chairman of the Board (the “Ravich Entities”), entered into a Junior Participation Agreement with Cerberus (the “Junior Participation Agreement”), pursuant to which the Ravich Entities agreed to purchase $4.1 million in junior participation interests in the Term B loan under the Financing Agreement (the “Junior Participation” and such interests, the “Junior Participation Interests”). The Junior Participation Interests are junior and subordinate to the Cerberus Term Loan in all respects, have no quarterly payments, and accrue interest under the financing agreement (i) in cash, accrued at the same rate per annum as the Cerberus Term Loan and paid monthly, and (ii) in kind, accrued at 4.00% per annum, payable on the Maturity Date.  In addition, on December 17, 2019 (the “Issuance Date”), in consideration of the Ravich Entities agreeing to enter into the Junior Participation, the Company agreed to issue the Ravich Entities fully vested warrants to purchase 1.23 million shares of the Company’s common stock (the “Warrants”), with a five-year term and an exercise price equal to the lesser of the 30 day trailing average closing price of the Company’s common stock as traded on the NASDAQ Stock Market on (i) the Issuance Date, or (ii) the six month anniversary of the Issuance Date. The 30 day trailing average closing price of the Company’s common stock on the Issuance Date was $1.20.

The fair value of the warrants was calculated using the Black Scholes Model with the following assumptions:  contractual life of five years, volatility of 42.3%, dividend yield of 0.00%, and annual risk-free interest rate of 1.7%.  The total fair value of the warrants, $0.6 million, was expensed to selling, general, and administrative expense during the three months ended December 31, 2019.

The Financing Agreement and amendments thereto are summarized below (in thousands):

Description	Use of Proceeds	Origination Date	Interest Rate *	Quarterly Payments	Balance at December 31, 2019
Term Loan:
Financing Agreement	Phoenix acquisition	August 2015	8.46% to 8.80%	$1,610	$58,139
First Amendment	Color Optics acquisition	July 2016	8.46% to 8.80%	175	6,333
Third Amendment	Printing Components Business acquisition	October 2017	8.46% to 8.80%	151	5,434
Fourth Amendment	Working capital	November 2018	8.46% to 8.80%	114	4,130
Sixth Amendment (Term B loan)	N/A	December 2019	12.46% to 12.80%	—	4,106
			Totals	$2,050	$78,142
Line of Credit:
Cerberus/PNC Revolver (includes Second and Fifth Amendments)	Working capital	August 2015	10.50% to 10.75%	$—	$20,313

*	Range of annual interest rates accrued during the three months ended December 31, 2019.

Interest payments are due in arrears on the first day of each month.  Quarterly principal payments are due on the last day of each fiscal quarter.  Annual principal payments equal to 75% of ALJ’s excess cash flow (“ECF”), as defined in the Financing Agreement, are due annually each December, upon delivery of the annual audited financial statements.  The annual ECF calculation, based on results of operations for the year ended September 30, 2019, did not require ALJ to make an annual ECF payment in December 2019.  During December 2018, ALJ made an ECF payment of $0.3 million.

In certain instances, ALJ is required to make mandatory term loan payments if ALJ receives cash outside the normal course of business.  As a result, during the three months ended December 31, 2019 and 2018, ALJ made mandatory payments of $0.9 million and $0.4 million, respectively.

As of December 31, 2019, ALJ will be assessed a prepayment penalty equal to 2% and 1% of the outstanding Cerberus Debt plus any unused available credit on the PNC Revolver if the Cerberus Term Loan is repaid before November 28, 2020 and November 28, 2021, respectively.  ALJ may make payments of up to $7.0 million against the loan with no penalty.  A final balloon payment is due on the Maturity Date.

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Cerberus Debt is secured by substantially all the Company’s assets and imposes certain limitations on the Company, including its ability to incur debt, grant liens, initiate certain investments, declare dividends and dispose of assets.  The Cerberus Debt also requires ALJ to comply with certain debt covenants.  As of December 31, 2019, ALJ was in compliance with all debt covenants and had unused borrowing capacity of $8.9 million.

Backstop Letter Agreement

In November 2018, in connection with the Fourth Amendment to the Financing Agreement (“Fourth Amendment”), the Company entered into a Backstop Letter Agreement with Jess Ravich.  Pursuant to the Backstop Letter Agreement, Mr. Ravich agreed to provide a “backstop” that enabled the Company to satisfy an alternative financing requirement as required by the Fourth Amendment.  Mr. Ravich agreed that, if the Company is unable to locate alternative financing on terms, conditions and timing reasonably acceptable to it, and if required by Cerberus, he would satisfy the alternative financing requirement.  In consideration of Mr. Ravich entering into such backstop arrangement, the Company’s Audit Committee and independent directors reviewed, approved and agreed to a backstop fee package, pursuant to which the Company would (i) pay to Mr. Ravich’s trust a one-time backstop fee of $0.1 million, and (ii) if the purchase of such subordinated debt is required by Cerberus and the Company has failed to secure a financing alternative more advantageous to the Company, issue to Mr. Ravich’s trust a five-year warrant (the “Warrant”) to purchase 1.5 million shares of ALJ common stock at an exercise price equal to the average closing price of the Company’s common stock as reported on The Nasdaq Stock Market for the 30 trading days preceding the warrant issuance date.

As of December 31, 2019, Cerberus had not required ALJ to satisfy the alternative financing requirement.

Loan Amendment Fees

ALJ has accounted for all amendments as debt modifications pursuant to ASC 470, Debt.  During the three months ended December 31, 2019, ALJ paid $0.4 million of legal and other fees, of which $0.3 million were added to deferred loan costs and are being amortized to interest expense through the maturity date.  The remaining $0.1 million were expensed to selling, general, and administrative expense.

During the three months ended December 31, 2018, ALJ paid legal and other fees totaling $0.6 million, of which $0.4 million were added to deferred loan costs and are being amortized to interest expense through the maturity date.  The remaining $0.2 million were expensed to selling, general, and administrative expense.

Contingent Loan Costs

Pursuant to the Financing Agreement, ALJ is required to pay a fee (a “Contingent Payment”) in each of three consecutive annual periods which began on May 27, 2018, if at any time during each annual period there are any amounts outstanding on the Cerberus/PNC Revolver.   Such Contingent Payments become due and payable on the first day within each annual period there is an outstanding balance on the Cerberus/PNC Revolver.  ALJ made the first Contingent Payment during May 2018. ALJ made the second Contingent Payment during May 2019. Both Contingent Payments were added to deferred loan costs and amortized to interest expense for one year following the respective Contingent Payment. As of December 31, 2019, one Contingent Payment remained outstanding.

In February 2020, ALJ entered into the seventh amendment to the Financing Agreement. See Note 14.

Equipment Financing

In December 2018, Phoenix purchased a Heidelberg Press for $4.1 million pursuant to an equipment financing agreement (the “Equipment Financing”).   The Equipment Financing term is 36 months, requires monthly principal and interest payments, accrues interest at 4.94% per year, and is secured by the Heidelberg Press.

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Estimated Future Minimum Principal Payments

Estimated future minimum principal payments for the Cerberus Debt and Equipment Financing are as follows (in thousands):

Year Ending December 31,	Equipment Financing	Cerberus Debt	Total
2020	$1,311	$8,200	$9,511
2021	1,400	8,200	9,600
2022	121	8,200	8,321
2023	—	8,200	8,200
2024*	—	65,649	65,649
Total	$2,832	$98,449	$101,281

*	The majority of this amount is the final balloon payment due on the maturity date, December 1, 2023.

Capital Lease Obligations

Faneuil and Phoenix lease equipment under non-cancelable capital leases. As of December 31, 2019, future minimum payments under non-cancelable capital leases with initial or remaining terms of one year or more are as follows (in thousands):

Year Ending December 31,	Estimated Future Payments
2020	$2,337
2021	1,058
2022	703
2023	498
2024	71
Total minimum required payments	4,667
Less: current portion of capital lease obligations	(2,173)
Less: imputed interest	(310)
Capital lease obligations, less current portion	$2,184

9. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases real estate, equipment, and vehicles under non-cancellable operating leases. As of December 31, 2019, future minimum rental commitments, net of sublease income, under non-cancellable leases were as follows (in thousands):

Year Ending December 31,	Future Minimum Lease Payments
2020	$8,245
2021	7,230
2022	6,426
2023	6,399
2024	6,699
Thereafter	27,582
Total	$62,581

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Employment Agreements

ALJ maintains employment agreements with certain key executive officers that provide for a base salary and an annual bonus, with annual bonus amounts to be determined by the Board of Directors or the Chief Executive Officer.  The agreements also provide for involuntary termination payments, which includes base salary, performance bonus, medical premiums, stock options, non-competition provisions, and other terms and conditions of employment.  As of December 31, 2019, contingent termination payments related to base salary and medical premiums totaled $1.3 million.

Surety Bonds

As part of Faneuil’s normal course of operations, certain customers require surety bonds guaranteeing the performance of a contract.  As of December 31, 2019, the face value of such surety bonds, which represents the maximum cash payments that Faneuil’s surety would be obligated to pay under certain circumstances of non-performance, was $30.0 million.  To date, Faneuil has not made any non-performance payments to any of its sureties.

Letters of Credit

The Company had letters of credit totaling $2.7 million outstanding as of December 31, 2019.

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

The matter was tried in a bench trial from April 30, 2018 through May 2, 2018.  On May 15, 2018, the Richmond Circuit Court   issued its opinion, which dismissed both Faneuil’s complaint and 3M’s counterclaim with prejudice.  No monetary damages were awarded to either Faneuil or 3M.   As a result of the Richmond Circuit Court’s opinion, ALJ recorded a non-cash litigation loss of $2.9 million (the outstanding unreserved receivable from 3M), which was included in selling, general, and administrative expense during the year ended September 30, 2018.  The matter was appealed to the Supreme Court of Virginia where Faneuil was awarded approximately $1.2 million, plus pre- and post-judgment interest.  The matter was remanded to the trial court for calculation of interest and entry of final judgment.  Faneuil and 3M settled on the amount of interest to be paid.  The final judgment plus interest, which totaled $1.5 million, was received and recorded by Faneuil in December 2019.  Of the total $1.5 million, $1.3 million was booked as a reduction to selling, general, and administrative expense, and $0.2 million was booked to interest from legal settlement on the statement of operations during the three months ended December 31, 2019.

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

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The parties are currently engaged in limited discovery. A court-ordered mediation is scheduled between the parties for May 2020. Faneuil believes this action is without merit and intends to defend this case vigorously.  The Company has not accrued any amounts related to the Marshall claim as of December 31, 2019.

Other Litigation

The Company has been named in, and from time to time may become named in, various other lawsuits or threatened actions that are incidental to our ordinary business. Litigation is inherently unpredictable. Any claims against the Company, whether meritorious or not, could be time-consuming, cause the Company to incur costs and expenses, require significant amounts of management time and result in the diversion of significant operational resources. The results of these lawsuits and actions cannot be predicted with certainty. The Company concluded as of December 31, 2019 that the ultimate resolution of these matters (including the matters described above) will not have a material adverse effect on the Company’s business, consolidated financial position, results of operations or cash flows.

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

10. EQUITY

Common Stock Activity during the Three Months ended December 31, 2019

ALJ did not have any common stock activity during the three months ended December 31, 2019.

Common Stock Activity during the Three Months ended December 31, 2018

During the three months ended December 31, 2018, ALJ retired 84,000 shares of common stock, which were received by ALJ as part of a settlement agreement related to Faneuil’s acquisition of certain customer management outsourcing business assets and liabilities (the “CMO Business”) in May 2017.  In connection with the settlement, ALJ recognized a $0.1 million gain during the three months ended December 31, 2018, which was included with loss (gain) on disposal of assets and other gain, net on the statement of operations.

Equity Incentive Plans

ALJ’s equity incentive plans are broad-based, long-term programs intended to attract and retain talented employees and align stockholder and employee interests.

Stock-Based Compensation.

The following table sets forth the total stock-based compensation expense included in selling, general, and administrative expense on the statement of operations:

	Three Months Ended December 31,
(in thousands)	2019	2018
Stock options	$84	$84
Common stock awards	28	101
Total stock-based compensation expense	$112	$185

At December 31, 2019, ALJ had approximately $0.2 million of total unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of approximately one year.

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Stock Option Awards.  ALJ had no option grants or exercises during the three months ended December 31, 2019 or 2018.  ALJ had no option forfeitures during the three months ended December 31, 2019 and had forfeitures of 20,000 options during the three months ended December 31, 2018.

The “intrinsic value” of options is the excess of the value of ALJ stock over the exercise price of such options.  The total intrinsic value of options outstanding (of which all are vested) was less than $0.1 million at December 31, 2019.

Common Stock Awards.  Members of ALJ’s Board of Directors receive a director compensation package that includes an annual common stock award.  In connection with such awards, ALJ recorded stock-based compensation expense of less than $0.1 million and $0.1 million for the three months ended December 31, 2019 and 2018, respectively.

Common Stock Options and Warrants Outstanding at December 31, 2019

As of December 31, 2019, ALJ had 1.7 million stock options with a weighted average exercise price of $3.39 outstanding, and warrants exercisable to purchase 2.5 million shares of common stock with a weighted average exercise price of $1.51 outstanding.

11. INCOME TAX

ALJ’s effective tax rate for the three months ended December 31, 2019 is (1.0%), which is due to current state income tax, offset by changes to the valuation allowance recorded against net deferred tax assets.  ALJ’s effective tax rate for the three months ended December 31, 2018 was 29.0%, which was due to current state income tax.  The decrease in the effective tax rate was attributable to a decrease in forecasted taxable income, as well as a decrease to the valuation allowance recorded against net deferred tax assets.

12. RELATED-PARTY TRANSACTIONS

Harland Clarke Holdings Corp. (“Harland Clarke”), a stockholder who owns ALJ shares in excess of five percent, had a contract with Faneuil to provide call center services for Harland Clarke’s banking-related products.  The contract completed in March 2019.  Faneuil did not recognize revenue or cost of revenue subsequent to such completion date.  Faneuil recognized revenue from Harland Clarke totaling $0.1 million for the three months ended December 31, 2018.  The associated cost of revenue was $0.1 million for the three months ended December 31, 2018.   All revenue from Harland Clarke contained similar terms and conditions as those found in other transactions of this nature entered into by Faneuil.  Harland Clarke did not owe Faneuil any amounts at December 31, 2019 and owed Faneuil less than $0.1 million at December 31, 2018.

13. REPORTABLE SEGMENTS AND GEOGRAPHIC INFORMATION

Reportable Segments

As discussed in Note 1, ALJ has organized its business along three reportable segments (Faneuil, Carpets, and Phoenix), together with a corporate group for certain support services.  ALJ’s operating segments are aligned on the basis of products, services, and industry.  The Chief Operating Decision Maker (“CODM”) is ALJ’s Chief Executive Officer. The CODM manages the business, allocates resources to, and assesses the performance of each operating segment using information about its net revenue and segment adjusted EBITDA.  ALJ defines segment adjusted EBITDA as segment net income (loss) before depreciation and amortization, interest expense, litigation loss, recovery of litigation loss, restructuring and cost reduction initiatives, lease payments in anticipation of facility shutdown, loan amendment expenses, stock-based compensation, acquisition-related expenses, (loss) gain on disposal of assets and other gain, net, provision for income taxes, and other non-recurring items.  Such amounts are detailed in our segment reconciliation below. The accounting policies for segment reporting are the same as for ALJ as a whole.

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following tables present ALJ’s segment information for the three months ended December 31, 2019 and 2018:

	Three Months Ended December 31, 2019
(in thousands)	Faneuil	Carpets	Phoenix	ALJ	Total
Net revenue	$58,567	$9,774	$22,124	$—	$90,465

Segment adjusted EBITDA	$1,653	$(78)	$2,840	$(1,055)	$3,360
Depreciation and amortization					(5,242)
Interest expense					(2,564)
Loan amendment expenses					(769)
Restructuring and cost reduction initiatives					(277)
Stock-based compensation					(112)
Acquisition-related expenses					(49)
Provision for income taxes					(40)
Lease payments in anticipation of facility shutdown					(38)
(Loss) gain on disposal of assets and other gain, net					(2)
Interest from legal settlement					200
Recovery of litigation loss					1,256
Net loss					$(4,277)

	Three Months Ended December 31, 2018
(in thousands)	Faneuil	Carpets	Phoenix	ALJ	Total
Net revenue	$55,202	$12,362	$26,220	$—	$93,784

Segment adjusted EBITDA	$4,946	$160	$4,221	$(721)	$8,606
Depreciation and amortization					(4,446)
Interest expense					(2,715)
Provision for income taxes					(288)
Loan amendment expenses					(201)
Lease payments in anticipation of facility shutdown					(186)
Stock-based compensation					(185)
Restructuring and cost reduction initiatives					(85)
Acquisition-related expenses					(12)
Gain (loss) on disposal of assets and other gain, net					223
Net income					$711

Geographic Information

Substantially all of the Company’s assets were located in the United States.  Substantially all of the Company’s revenue was earned in the United States.

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

14. SUBSEQUENT EVENTS

Seventh Amendment to Financing Agreement

On February 13, 2020, ALJ entered into the Seventh Amendment (“Seventh Amendment”) to the Financing Agreement.  See Note 8.  The Seventh Amendment amends certain terms and covenants in order to support the continued growth of the Company, as summarized below:

•	An extension of the seasonal increase period in 2020 during which the available amount under the Cerberus/PNC Revolver is $32.5 million from February 14, 2020 to March 15, 2020; and
•	An increase in the available amount under the Cerberus/PNC Revolver from March 16, 2020 to March 31, 2020 from $25.0 million to $30.0 million.

Amendment 7 does not impact Maturity Date, quarterly payments, or interest rates.  Additionally, Amendment 7 does not impact the presentation and related disclosure of the Cerberus Term Loan at December 31, 2019.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition and cash flows. MD&A is organized as follows:

•	Overview. Discussion of our business and overall analysis of financial and other highlights affecting us to provide context for the remainder of MD&A.
•	Results of Operations. An analysis comparing our financial results for the three months ended December 31, 2019 to the three months ended December 31, 2018.
•

Liquidity and Capital Resources. An analysis comparing our cash flows for the three months ended December 31, 2019 to the three months ended December 30, 2018, and discussion of our financial condition and liquidity.

•	Contractual Obligations. Discussion of contractual obligations as of December 31, 2019.
•	Off-Balance Sheet Arrangements. Discussion of off-balance sheet arrangements as of December 31, 2019.
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

Overview

ALJ Regional Holdings, Inc. (“ALJ” or “we”) is a holding company that operates Faneuil, Inc. (“Faneuil”), Floors-N-More, LLC, d/b/a Carpets N’ More (“Carpets”), and Phoenix Color Corp. (“Phoenix”). With several members of our senior management and Board of Directors coming from long careers in the professional services industry, ALJ is focused on acquiring and operating exceptional businesses.

We continue to see our business evolve as we execute our strategy of buying attractively valued assets, such as the acquisition of a printing and manufacturing services division in Terre Haute, Indiana by Phoenix in October 2017 (the “Printing Components Business”), the acquisition of the CMO Business by Faneuil in May 2017, and the acquisition of Color Optics by Phoenix in July 2016.  In analyzing the financial impact of any potential acquisition, we focus on earnings, operating margin, cash flow and return on invested capital targets. We hire successful and experienced management teams to run each of our operating companies and incentivize them to drive higher profits. We are focused on increasing our net revenue at each of our operating subsidiaries by investing in sales and marketing, expanding into new products and markets, and evaluating and executing on tuck-in acquisitions, while continually examining our cost structures to drive higher profits.

On July 31, 2019, ALJ acquired Realtime Digital Innovations, LLC (the “RDI Acquisition”), an exclusive partner of Faneuil for the past 21 months providing workflow automation and business intelligence services. The RDI Acquisition is expected to provide Faneuil with a sustainable competitive advantage in the business process outsourcing space by allowing it to, among other things, (i) automate process workflows and business intelligence, (ii) generate labor efficiencies for existing programs, (iii) expand potential new client target entry points, (iv) improve overall customer experience, and (v) increase margin profiles through shorter sales cycles and software license sales.

Revision of Previously Reported Financial Information

During the three months ended December 31, 2019, we identified and reclassified certain expenses between cost of revenue and selling, general, and administrative expenses.  For additional details, see “Part I, Item 1. Financial Statements – Note 1. Organization and Basis of Presentation.”  Accordingly, we have revised previously issued financial statements contained in this Quarterly Report on Form 10-Q to reflect the revisions in the corresponding periods. Management’s discussion and analysis included herein is based on the revised financial results for the three months ended December 31, 2018.

Three Months Ended December 31, 2019 Compared to Three Months Ended December 31, 2018

The following table sets forth certain condensed consolidated statements of operations data as a percentage of net revenue for each period as follows:

	Three Months Ended December 31, 2019		Three Months Ended December 31, 2018
		% of		% of
(in thousands, except per share amounts)	Dollars	Net Revenue	Dollars	Net Revenue
Net revenue (1)
Faneuil	$58,567	64.7%	$55,202	58.9%
Carpets	9,774	10.8	12,362	13.2
Phoenix	22,124	24.5	26,220	27.9
Consolidated net revenue	90,465	100.0	93,784	100.0
Cost of revenue (2)
Faneuil	50,172	85.7	44,467	80.6
Carpets	7,791	79.7	9,816	79.4
Phoenix (3)	17,763	80.3	20,363	77.7
Consolidated cost of revenue	75,726	83.7	74,646	79.6
Selling, general, and administrative expense (2)
Faneuil	6,450	11.0	5,989	10.8
Carpets	2,061	21.1	2,386	19.3
Phoenix	2,826	12.8	3,067	11.7
ALJ	1,164	—	918	—
Consolidated selling, general, and administrative expense	12,501	13.8	12,360	13.2
Depreciation and amortization (2)
Faneuil	3,398	5.8	2,494	4.5
Carpets	143	1.5	229	1.9
Phoenix (4)	568	2.6	564	2.2
Consolidated depreciation and amortization expense	4,109	4.5	3,287	3.5
Loss (gain) on disposal of assets and other gain, net (5)	2	—	(223)	—
Total consolidated operating expenses (5)	92,338	102.1	90,070	96.0
Consolidated operating (loss) income	(1,873)	(2.1)	3,714	4.0
Interest expense (5)	(2,564)	(2.8)	(2,715)	(2.9)
Interest from legal settlement (5)	200	0.2	—	—
Provision for income taxes (5)	(40)	(0.0)	(288)	(0.3)
Net (loss) income (5)	$(4,277)	(4.7)	$711	0.8
(Loss) earnings per share of common stock–basic and diluted	$(0.10)		$0.02

(1)	Percentage is calculated as segment net revenue divided by consolidated net revenue.
(2)	Percentage is calculated as a percentage of the respective segment net revenue.
(3)	Includes depreciation expense of $1.1 million and $1.2 million for the three months ended December 31, 2019 and 2018, respectively.
(4)

Primarily amortization of intangible assets.  Total depreciation and amortization expense for Phoenix, including depreciation expense captured in cost of revenue, was $1.7 for both the three months ended December 31, 2019 and 2018, respectively.

(5)	Percentage is calculated as a percentage of consolidated net revenue.

Net Revenue

	Three Months Ended December 31,
(in thousands)	2019	2018	$ Change	% Change
Faneuil	$58,567	$55,202	$3,365	6.1%
Carpets	9,774	12,362	(2,588)	(20.9)
Phoenix	22,124	26,220	(4,096)	(15.6)
Consolidated net revenue	$90,465	$93,784	$(3,319)	(3.5)%

Faneuil Net Revenue

Faneuil net revenue for the three months ended December 31, 2019 was $58.6 million, an increase of $3.4 million, or 6.1%, compared to net revenue of $55.2 million for the three months ended December 31, 2018.  The increase was mainly attributable to a $7.6 million increase in new customer contracts, offset by a $2.4 million net decrease in existing customers mostly due to lower call volumes, and a $1.8 million reduction driven by the completion of customer contracts.

The following table reflects the amount of Faneuil’s backlog, which represents multi-year contract deliverables, by the year Faneuil expects to recognize such net revenue:

	As of December 31,
(in millions)	2019	2018
Within one year	$223.1	$158.1
Between one year and two years	145.3	101.3
Between two years and three years	99.4	25.7
Between three years and four years	63.9	15.0
Thereafter	82.6	1.3
Total Faneuil backlog	$614.3	$301.4

The increase in Faneuil backlog at December 31, 2019 compared to December 31, 2018 was primarily driven by new healthcare customer contract awards, and several transportation contract awards including the Metro ExpressLanes Customer Service Center Operations contract by the Los Angeles County Metropolitan Transportation Authority (“LA Metro”).

Carpets Net Revenue

Carpets net revenue for the three months ended December 31, 2019 was $9.8 million, a decrease of $2.6 million, or 20.9%, compared to net revenue of $12.4 million for the three months ended December 31, 2018.  The decrease was primarily attributable to lower sales volumes in flooring, cabinets, and granite.

Carpets backlog represents open purchase orders.  Carpets total contract backlog, which is expected to be fully realized within the next 12 months, as of December 31, 2019 was $9.4 million compared to $11.6 million as of December 31, 2018.  The decrease in Carpets backlog at December 31, 2019 compared to December 31, 2018, was the result of a lower sales pipeline.

Phoenix Net Revenue

Phoenix net revenue for the three months ended December 31, 2019 was $22.1 million, a decrease of $4.1 million, or 15.6%, compared to net revenue of $26.2 million for the three months ended December 31, 2018.  The decrease was a result of several large orders during the three months ended December 31, 2018, that did not reoccur during the three months ended December 31, 2019, and  lower component sales related to education.

The following table reflects the amount of Phoenix’s backlog, which represents executed contracts that contain minimum volume commitments over multiple years for future product deliveries, by the year Phoenix expects to recognize such net revenue:

	As of December 31,
(in millions)	2019	2018
Within one year	$67.7	$70.8
Between one year and two years	48.4	55.7
Between two years and three years	35.3	24.5
Between three years and four years	9.4	14.6
Total Phoenix backlog	$160.8	$165.6

For further discussion of our subsidiaries’ backlog, see “Part II, Item 1A. Risk Factors - Risks Related to our Business Generally and our Common Stock - We may not receive the full amounts estimated under the contracts in our backlog, which could reduce our net revenue in future periods below the levels anticipated. This makes backlog an uncertain indicator of future operating results.”

Cost of Revenue

	Three Months Ended December 31,
(in thousands)	2019	2018	$ Change	% Change
Faneuil	$50,172	$44,467	$5,705	12.8%
As a percentage of segment net revenue	85.7%	80.6%
Carpets	7,791	9,816	(2,025)	(20.6)
As a percentage of segment net revenue	79.7%	79.4%
Phoenix	17,763	20,363	(2,600)	(12.8)
As a percentage of segment net revenue	80.3%	77.7%
Consolidated cost of revenue	$75,726	$74,646	$1,080	1.4%

Faneuil Cost of Revenue

Faneuil cost of revenue for the three months ended December 31, 2019 was $50.2 million, an increase of $5.7 million, or 12.8%, compared to cost of revenue of $44.5 million for the three months ended December 31, 2018. The increase in cost of revenue was a direct result of the increased net revenue, inefficiencies related to the startup of new contracts, operational challenges related to the expansion of certain ongoing contracts, higher rent expense, and costs to implement the new revenue recognition standard.  During the three months ended December 31, 2019, as compared to the three months ended December 31, 2018, cost of revenue as a percentage of segment net revenue increased to 85.7% from 80.6% as a result of the above mentioned items other than the increased net revenue.

Carpets Cost of Revenue

Carpets cost of revenue for the three months ended December 31, 2019 was $7.8 million, a decrease of $2.0 million, or 20.6%, compared to cost of revenue of $9.8 million for the three months ended December 31, 2018.  The absolute dollar decrease in cost of revenue was mainly attributable to decreased net revenue.  During the three months ended December 31, 2019, as compared to the three months ended December 31, 2018, cost of revenue as a percentage of segment net revenue increased slightly to 79.7% from 79.4% in the normal course of business.

Phoenix Cost of Revenue

Phoenix cost of revenue for the three months ended December 31, 2019 was $17.8 million, a decrease of $2.6 million, or 12.8%, compared to cost of revenue of $20.4 million for the three months ended December 31, 2018.  During the three months ended December 31, 2019, as compared to the three months ended December 31, 2018, cost of revenue as a percentage of segment net revenue increased to 80.3% from 77.7%.  Phoenix experiences normal fluctuations to cost of revenue as a percentage of net revenue as a result of changes to the mix of products sold.

Selling, General, and Administrative Expense

	Three Months Ended December 31,
(in thousands)	2019	2018	$ Change	% Change
Faneuil	$6,450	$5,989	$461	7.7%
Carpets	2,061	2,386	(325)	(13.6)
Phoenix	2,826	3,067	(241)	(7.9)
ALJ	1,164	918	246	26.8
Consolidated selling, general, and administrative expense	$12,501	$12,360	$141	1.1%

Faneuil Selling, General, and Administrative Expense

Faneuil selling, general, and administrative expense for the three months ended December 31, 2019 was $6.5 million, an increase of $0.5 million, or 7.7%, compared to selling, general, and administrative expense of $6.0 million for the three months ended December 31, 2018.  The increase was primarily attributable to an increase of $1.1 million to support new customers, a non-cash expense of $0.6 million for the fair value of warrants issued in connection with debt modification, increased expenses to comply with new revenue recognition standards, and severance payments as part of Faneuil’s cost reduction initiative, offset by a $1.2 million recovery of litigation loss.  See “Part II. Other Information, Item 1. Legal Proceedings.” During the three months ended December 31, 2019 compared to the three months ended December 31, 2018, selling, general, and administrative expense as a percentage of segment net revenue increased slightly to 11.0% from 10.8%.  Certain selling, general, and administrative expenses do not fluctuate directly with net revenue.  As such, we expect selling, general, and administrative expense as a percentage of segment net revenue to fluctuate.

Carpets Selling, General, and Administrative Expense

Carpets selling, general, and administrative expense was $2.1 million for the three months ended December 31, 2019, a decrease of $0.3 million, or 13.6%, compared to selling, general, and administrative expense of $2.4 million for the three months ended December 31, 2018.  The decrease was primarily attributable to process improvements and cost reductions throughout the organization.  Selling, general, and administrative expense as a percentage of segment net revenue increased to 21.1% for the three months ended December 31, 2019 from 19.3% for the three months ended December 31, 2018, which was mainly attributable to the reduction in net revenue.  Certain selling, general, and administrative expenses do not fluctuate directly with net revenue.  As such, we expect selling, general, and administrative expense as a percentage of segment net revenue to fluctuate.

Phoenix Selling, General, and Administrative Expense

Phoenix selling, general, and administrative expense for the three months ended December 31, 2019 was $2.8 million, a decrease of $0.2 million, or 7.9%, compared to selling, general, and administrative expense of $3.1 million for the three months ended December 31, 2018.  The decrease was mainly attributable to the completion of the process to consolidate manufacturing facilities and cost reduction initiatives.  Selling, general, and administrative expense as a percentage of segment net revenue increased to 12.8% for the three months ended December 31, 2019 from 11.7% for the three months ended December 31, 2018, which was mainly attributable to the reduction in net revenue.  Certain selling, general, and administrative expenses do not fluctuate directly with net revenue.  As such, we expect selling, general, and administrative expense as a percentage of segment net revenue to fluctuate.

ALJ Selling, General, and Administrative Expense

ALJ selling, general, and administrative expense for the three months ended December 31, 2019 was $1.2 million, an increase of $0.2 million, or 26.8%, compared to selling, general, and administrative expense of $0.9 million for the three months ended December 31, 2018.    The increase was mainly personnel related, including the hiring of headcount to support our business and our strategy of acquisitions.  We expect selling, general, and administrative expense to fluctuate in the future as we comply with SEC reporting requirements and regulations and allocate certain expenses to our subsidiaries.

Depreciation and Amortization Expense

	Three Months Ended December 31,
(in thousands)	2019	2018	$ Change	% Change
Faneuil	$3,398	$2,494	$904	36.2%
Carpets	143	229	(86)	(37.6)
Phoenix	568	564	4	0.7
Consolidated depreciation and amortization expense	$4,109	$3,287	$822	25.0%

Faneuil Depreciation and Amortization Expense

Faneuil depreciation and amortization expense for the three months ended December 31, 2019 was $3.4 million, an increase of $0.9 million, or 36.2%, compared to depreciation and amortization expense of $2.5 million for the three months ended December 31, 2018.   The increase was attributable to leasehold improvements for new call center buildouts, and capital equipment purchased to support new and expanded contracts. Faneuil expects future depreciation and amortization expense to increase as Faneuil continues to invest in its business, which includes opening new call centers.  Because certain Faneuil contracts require capital investments such as lease buildouts, Faneuil depreciation and amortization expense is impacted by the timing of new contracts and the completion of existing contracts.

Carpets Depreciation and Amortization Expense

Carpets depreciation and amortization expense for the three months ended December 31, 2019 was $0.1 million, a decrease of $0.1 million, or 37.6%, compared to depreciation and amortization expense of $0.2 million for the three months ended December 31, 2018.   The decrease was attributable to fully amortized intangible assets.

Phoenix Depreciation and Amortization Expense

Phoenix depreciation and amortization expense consists primarily of amortization of acquisition-related intangible assets.  Depreciation and amortization expense was consistent at $0.6 million for both the three months ended December 31, 2019 and 2018.

Interest Expense

Interest expense for the three months ended December 31, 2019 was $2.6 million, a decrease of $0.2 million, or 5.6%, compared to $2.7 million for the three months ended December 31, 2018.  Interest expense was impacted by reduced interest expense resulting from quarterly principal payments on our term loan offset by increased weighted-average outstanding balance on our line of credit used to fund Faneuil’s call center buildouts and other working capital requirements.

Interest from Legal Settlement

During the three months ended December 31, 2019, Faneuil received a onetime $1.5 million settlement, of which $0.2 million was attributable to interest.  See “Part II. Other Information, Item 1. Legal Proceedings.”

Provision for Income Taxes

Our provision for income taxes was less than $0.1 million for the three months ended December 31, 2019 compared to $0.3 million for the three months ended December 31, 2018.   Our provision for income taxes for the three months ended December 31, 2019 was the result of generating state taxable income, offset by changes to the valuation allowance recorded against net deferred tax assets.  Our provision for income taxes for the three months ended December 31, 2018 was the result of generating state taxable income.

Segment Adjusted EBITDA

Segment adjusted EBITDA is a financial measure used by our management and chief operating decision maker (“CODM”) to manage the business, allocate resources, and assess the performance of each operating segment.  ALJ defines segment adjusted EBITDA as segment net income (loss) before depreciation and amortization, interest expense, litigation loss, recovery of litigation loss, restructuring and cost reduction initiatives, lease payments in anticipation of facility shutdown, loan amendment expenses, stock-based compensation, acquisition-related expenses, loss (gain) on disposal of assets and other gain, net, provision for income taxes, and other non-recurring items.  The following table summarizes segment adjusted EBITDA.

	Three Months Ended December 31,
(in thousands)	2019	2018	$ Change	% Change
Faneuil	$1,653	$4,946	$(3,293)	(66.6)%
Carpets	(78)	160	(238)	(148.8)
Phoenix	2,840	4,221	(1,381)	(32.7)
ALJ	(1,055)	(721)	(334)	(46.3)
Segment adjusted EBITDA	$3,360	$8,606	$(5,246)	(61.0)%

Faneuil Segment Adjusted EBITDA

Faneuil segment adjusted EBITDA for the three months ended December 31, 2019 was $1.7 million compared to segment adjusted EBITDA of $4.9 million for the three months ended December 31, 2018.  Faneuil segment adjusted EBITDA for the three months ended December 31, 2019 was impacted by operational inefficiencies from the start up of new contracts, increased medical claims, higher rent expense, and the cost to implement new revenue recognitions standards.

Carpets Segment Adjusted EBITDA

Carpets segment adjusted EBITDA loss for the three months ended December 31, 2019 was ($0.1) million compared to segment adjusted EBITDA of $0.2 million for the three months ended December 31, 2018.   Carpets segment adjusted EBITDA was impacted by lower volumes from builders and fewer upgrading to higher margin products by retail customers.

Phoenix Segment Adjusted EBITDA

Phoenix segment adjusted EBITDA for the three months ended December 31, 2019 was $2.8 million compared to segment adjusted EBITDA of $4.2 million for the three months ended December 31, 2018.  Phoenix segment adjusted EBITDA for the three months ended December 31, 2019 was impacted by the decrease in volumes from components and books, somewhat offset by the decrease to selling, general, and administrative expenses resulting from consolidating printing facilities.

ALJ Segment Adjusted EBITDA

ALJ segment adjusted EBITDA loss for the three months ended December 31, 2019 was ($1.1) million compared to segment adjusted EBITDA of ($0.7) million for the three months ended December 31, 2018.  ALJ segment adjusted EBITDA for three months ended December 31, 2019 was impacted by increased headcount.

Segment adjusted EBITDA is not considered a non-GAAP measure because we include segment adjusted EBITDA in our segment disclosures in accordance with the ASC Topic 280 – Segment Reporting.  See “Part I, Item 1. Financial Statement – Note 13. Reportable Segments and Geographic Information.”  As such, we do not provide a reconciliation from net income (loss) to segment adjusted EBITDA.

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

Liquidity and Capital Resources

Historically, our principal sources of liquidity have been cash provided by operations and borrowings under various debt arrangements.  At December 31, 2019, our principal sources of liquidity included cash and cash equivalents of $2.6 million and an available borrowing capacity of $8.9 million on our line of credit.  Our principal uses of cash have been for acquisitions, capital expenditures to support Faneuil’s customers, and to pay down debt.  We anticipate these uses will continue to be our principal uses of liquidity in the future.

Global financial and credit markets have been volatile in recent years, and future adverse conditions of these markets could negatively affect our ability to secure funds or raise capital at a reasonable cost or at all.  For additional discussion of our various debt arrangements see Contractual Obligations below.

In summary, our cash flows for each period were as follows:

	December 31,
(in thousands)	2019	2018
Cash used for operating activities	$(7,752)	$(2,169)
Cash used for investing activities	(674)	(5,575)
Cash provided by financing activities	6,451	7,912
Change in cash and cash equivalents	$(1,975)	$168

We recognized net loss of $4.3 million for the three months ended December 31, 2019, used cash for operating activities of $7.8 million and investing activities of $0.7 million, offset by cash used provided by financing activities of $6.4 million.

We recognized net income of $0.7 million for the three months ended December 31, 2018 and used cash of $2.2 million for operating activities and $5.6 million for investing activities, offset by $7.9 million cash provided by financing activities.

Operating Activities

Cash used by operating activities of $7.8 million during the three months ended December 31, 2019 was the result of $4.3 million net loss, $5.2 million addback of net non-cash expenses, and $8.7 million of net cash used for changes in operating assets and liabilities. The most significant components of net non-cash expenses were depreciation and amortization expense of $5.2 million, $0.6 million fair value of warrants issued in connection with debt modification, offset by $1.0 million deferred tax benefit.  The most significant components of changes in operating assets and liabilities included accounts receivable of $8.1 million, prepaid expenses, collateral deposits, and other current assets of $4.2 million, which used cash, offset by deferred revenue and customer deposits of $3.3 million, which provided cash.

Cash used by operating activities of $2.2 million during the three months ended December 31, 2018 was the result of $0.7 million net income, $4.7 million addback of net non-cash expenses, and $7.6 million of net cash used for changes in operating assets and liabilities. The most significant components of net non-cash expenses were depreciation and amortization expense of $4.4 million, stock-based compensation of $0.2 million, and amortization of deferred loan costs of $0.2 million, offset by $0.2 million of (loss) gain on disposal of assets and other gain, net. The most significant components of changes in operating assets and liabilities included accounts receivable of $7.9 million, prepaid expenses, collateral deposits, and other current assets of $1.2 million, and deferred revenue and customer deposits of $1.1 million, which used cash, offset by accounts payable of $1.2 million and accrued expenses of $1.5 million, which provided cash.

Cash used by operations for the three months ended December 31, 2019 compared to the three months ended December 31, 2018, was impacted by lower cash earnings from operations, offset by higher depreciation and amortization attributable to Faneuil’s customer call center buildouts and RDI Acquisition-related assets, and several new Faneuil contracts with deferred implementation revenue.

Investing Activities

For the three months ended December 31, 2019, our investing activities used $0.7 million of cash, of which $0.6 million was used to purchase equipment, software and leasehold improvements for Faneuil’s new and existing customers, and $0.1 million was used to purchase capital equipment in the normal course of operations.  During the three months ended December 31, 2019 as compared to the three months ended December 31, 2018, Faneuil’s capital equipment purchases dropped sharply due to the completion of Faneuil’s three new customer call center buildouts.

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

Financing Activities

For the three months ended December 31, 2019, our financing activities provided $6.5 million of cash. Proceeds from our line of credit provided $10.5 million to fund working capital requirements at Faneuil and Phoenix.  Financing activities which used cash included $3.2 million to pay down our term loan, $0.6 million for capital lease payments, and $0.3 million for deferred loan costs related to the Sixth Amendment.

For the three months ended December 31, 2018, our financing activities provided $7.9 million of cash. Proceeds from our line of credit and term loan provided $6.9 million and $5.0 million, respectively. Financing activities which used cash included $2.7 million to pay down our term loan, $0.8 million for capital lease payments, and $0.4 million for deferred loan costs related to the Fourth Amendment.

Contractual Obligations

The following table summarizes our significant contractual obligations at December 31, 2019, and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments due by Period
		Less Than	One – Three	Four – Five	More than Five
(in thousands)	Total	One Year	Years	Years	Years
Term loan (1)	$74,036	$8,200	$24,600	$41,236	$—
Operating lease obligations (2)	62,581	8,245	13,656	13,098	27,582
Line of credit (1)	20,313	—	—	20,313	—
Other liabilities (3)	13,820	1,026	12,794	—	—
Capital lease obligations (1)	4,357	2,173	1,651	533	—
Term B loan (1)	4,106	—	—	4,106	—
Equipment financing agreement (1)	2,832	1,311	1,521	—	—
Total contractual cash obligations(4)	$182,045	$20,955	$54,222	$79,286	$27,582

(1)	Refer to “Part I, Item 1. Financial Statements – Note 8. Debt.”
(2)	Refer to “Part I, Item 1. Financial Statements – Note 9. Commitments and Contingencies.”
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

Off-Balance Sheet Arrangements

As of December 31, 2019, we had two types of off-balance sheet arrangements.

Surety Bonds.  As part of Faneuil’s normal course of operations, certain customers require surety bonds guaranteeing the performance of a contract.  As of December 31, 2019, the face value of such surety bonds, which represents the maximum cash payments that Faneuil would have to make under certain circumstances of non-performance, was approximately $30.0 million.

Letters of Credit.  ALJ had letters of credit totaling $2.7 million outstanding as of December 31, 2019.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with U.S. generally accepted accounting principles, or GAAP, requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses during the reporting period. We regularly evaluate our estimates and assumptions related to the fair value of assets and liabilities, including intangible assets acquired and allocation of purchase price, useful lives, carrying value and recoverability of long-lived and intangible assets, the recoverability of goodwill, and revenue recognition. Certain accounting policies are considered "critical accounting policies" because they are particularly dependent on estimates made by us about matters that are inherently uncertain and could have a material impact on our consolidated financial statements. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenue, costs and expenses that are not readily apparent from other sources. The actual results experienced by us may differ materially and adversely from our estimates. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected.

For a complete summary of our critical accounting policies, please refer to “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Form 10-K for the fiscal year ended September 30, 2019, filed with the Securities and Exchange Commission (“SEC”) on December 23, 2019 (“Fiscal 2019 Form 10-K”).

For a complete summary of our significant accounting policies, please refer to “Part IV. Exhibits, Financial Statement Schedules –Note 2. Summary of Significant Accounting Policies,” included in our Fiscal 2019 Form 10-K.  As a result of adopting ASC 606, we revised our revenue recognition accounting policy.  See further discussion at “Part I, Item 1. Financial Statements – Note 2. Recent Accounting Standards.”  There were no other changes to our accounting policies during the three months ended December 31, 2019.

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

The matter was tried in a bench trial from April 30, 2018 through May 2, 2018.  On May 15, 2018, the Richmond Circuit Court   issued its opinion, which dismissed both Faneuil’s complaint and 3M’s counterclaim with prejudice.  No monetary damages were awarded to either Faneuil or 3M.   As a result of the Richmond Circuit Court’s opinion, ALJ recorded a non-cash litigation loss of $2.9 million (the outstanding unreserved receivable from 3M), which was included in selling, general, and administrative expense during the year ended September 30, 2018.  The matter was appealed to the Supreme Court of Virginia where Faneuil was awarded approximately $1.2 million, plus pre- and post-judgment interest.  The matter was remanded to the trial court for calculation of interest and entry of final judgment.  Faneuil and 3M settled on the amount of interest to be paid.  The final judgment plus interest, which totaled $1.5 million, was received by Faneuil in December 2019.

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

Other Litigation

The Company has been named in, and from time to time may become named in, various other lawsuits or threatened actions that are incidental to our ordinary business. Litigation is inherently unpredictable. Any claims against the Company, whether meritorious or not, could be time-consuming, cause the Company to incur costs and expenses, require significant amounts of management time and result in the diversion of significant operational resources. The results of these lawsuits and actions cannot be predicted with certainty.  The Company concluded as of December 31, 2019 that the ultimate resolution of these matters (including the matters described above) will not have a material adverse effect on the Company’s business, consolidated financial position, results of operations or cash flows.

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

Faneuil derives a substantial portion of its revenue from a relatively small number of customers. For additional information regarding Faneuil customer concentrations, see “Part I, Item 1. Financial Statements – Note 5. Concentration Risks.”  We expect the largest customers of Faneuil to continue to account for a substantial portion of its total net revenue for the foreseeable future. Faneuil has long-standing relationships with many of its significant customers. However, because Faneuil customers generally contract for specific projects or programs with a finite duration, Faneuil may lose these customers if funding for their respective programs is discontinued, or if their projects end and the contracts are not renewed or replaced. The loss or reduction of, or failure to renew or replace, any significant contracts with any of these customers could materially reduce Faneuil revenue and cash flows. Additionally, many Faneuil customers are government entities, which can unilaterally terminate or modify the existing contracts with Faneuil without cause and penalty to such government entities in many situations. If Faneuil does not replace them with other customers or other programs, the loss of business from any one of such customers could have a material adverse effect on its business or results of operations.

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

A small number of customers have historically accounted for a substantial portion of Carpets net revenue. We expect that key customers will continue to account for a substantial portion of Carpets net revenue for the foreseeable future. However, Carpets may lose these customers due to pricing, quality or other various issues. The loss or reduction of, or failure to renew or replace, any significant contracts with any of these customers could have a material adverse effect on its business or results of operations. For additional information regarding customer concentrations, see “Part I, Item 1. Financial Statements – Note 5. Concentration Risks.”

Historically, Carpets has purchased inventory from a small number of vendors. If these vendors became unable to provide materials promptly, Carpets would be required to find alternative vendors. Management estimates they could locate and qualify new vendors in a short period of time. For additional information regarding vendor concentrations, see “Part I, Item 1. Financial Statements – Note 5. Concentration Risks.”

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

Phoenix has significant customer and supplier concentration. For additional information regarding customer and supplier concentrations, see “Part I, Item 1. Financial Statements – Note 5. Concentration Risks.”  Any significant cancellation, deferral or reduction in the quantity or type of products sold to these principal customers or a significant number of smaller customers, including as a result of Phoenix’s failure to perform, the impact of economic weakness and challenges to customer businesses, a change in buying habits, further industry consolidation or the impact of the shift to alternative methods of content delivery, including digital distribution and printing, to customers, could have a material adverse effect on Phoenix business. Further, if Phoenix’s significant customers, in turn, are not able to secure large orders, they will not be able to place orders with Phoenix. A substantial decrease or interruption in business from Phoenix’s significant customers could result in write-offs or the loss of future business and could have a material adverse effect on Phoenix’s business.

Additionally, Phoenix purchases certain limited grades of paper to produce book and component products. If Phoenix’s suppliers reduce their supplies or discontinue these grades of paper, Phoenix may be unable to fulfill its contract obligations, which could have a material adverse effect on its business.  See “Part I, Item 1. Financial Statements – Note 5. Concentration Risks.”

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

Our ability to borrow under our loan arrangements depends on our compliance with certain covenants and borrowing base requirements.  A significant deterioration in our profitability and/or cash flow, whether caused by our inability to grow our businesses in a profitable manner, or by events beyond our control, may cause us to fall out of compliance with such covenants and borrowing base requirements. The failure to comply with these covenants and requirements could result in an event of default under our loan arrangements that, if not cured or waived, could terminate such party’s ability to borrow further, permit acceleration of the relevant debt (and other indebtedness based on cross-default provisions) and permit foreclosure on any collateral granted as security under the loan arrangements, which includes substantially all of our assets. Accordingly, any default under our loan facilities could also result in a material adverse effect on us that may result in our lenders seeking to recover from us or against our assets. There can also be no assurance that the lenders will grant waivers on covenant violations if they occur. Any such event of default would have a material adverse effect on us.

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

As of December 31, 2019, $98.5 million of our current borrowings under the Cerberus Term Loan, Cerberus/PNC Revolver, and potential future borrowings are, and may continue to be, at variable rates of interest, tied to LIBOR or the Prime Rate of interest, thus exposing us to interest rate risk. Such rates tend to fluctuate based on general economic conditions, general interest rates, Federal Reserve rates and the supply of and demand for credit in the relevant interbanking market. In recent years, the Fed has incrementally changed the target range for the federal funds rate.  Changes in the interest rate generally, and particularly when coupled with any significant variable rate indebtedness, could materially adversely impact our interest expense.  If interest rates changed in the future by 100 basis points, based on our current borrowings as of December 31, 2019, our interest expense would increase or decrease by $1.0 million per year.

Further, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, has announced that it intends to stop encouraging or compelling banks to submit rates for the calculation of LIBOR rates after 2021 (the “FCA Announcement”). The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with a new index, the Secured Overnight Financing Rate (“SOFR”), calculated using short-term repurchase agreements backed by Treasury securities. We are evaluating the potential impact of the eventual replacement of the LIBOR benchmark interest rate, however, we are not able to predict whether LIBOR will cease to be available after 2021 or whether SOFR will become a widely accepted benchmark in place of LIBOR.  Although it is not possible to predict the effect the FCA Announcement, any discontinuation, modification or other reforms to LIBOR or the establishment of alternative reference rates such as SOFR may have on LIBOR, we do not expect the effect to have a material impact on our interest expense.

We may not receive the full amounts estimated under the contracts in our backlog, which could reduce our revenue in future periods below the levels anticipated. This makes backlog an uncertain indicator of future operating results.

As of December 31, 2019, each of our subsidiaries had a significant backlog.  Our backlog is typically subject to large variations from quarter to quarter and comparisons of backlog from period to period are not necessarily indicative of future revenue. The contracts comprising our backlog may not result in actual revenue in any particular period or at all, and the actual revenue from such contracts may differ from our backlog estimates. The timing of receipt of revenue, if any, for projects included in backlog could change because many factors affect the scheduling of projects. In certain instances, customers may have the right to cancel, reduce or defer amounts that we have in our backlog, which could negatively affect our future revenue.  The failure to realize all amounts in our backlog could adversely affect our revenue and gross margins. As a result, our subsidiaries’ backlog as of any particular date may not be an accurate indicator of our future revenue or earnings.

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

Our executive officers and directors and their affiliated entities together beneficially owned approximately 50.6% of our outstanding common stock at January 31, 2020.  Jess Ravich, our current Chief Executive Officer, beneficially owned approximately 40.9% of our common stock as of January 31, 2020. As a result, these stockholders, if they act together or in a block, could have significant influence over most matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions, even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

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

For so long as we remain an emerging growth company, we are subject to reduced public company reporting requirements, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of Sarbanes Oxley and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We are also exempt from Section 14A (a) and (b) of the Securities Exchange Act of 1934 which require shareholder approval of executive compensation and golden parachutes for so long as we remain an emerging growth company.

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

Your share ownership may be diluted by the issuance of additional shares of our common or preferred stock or securities convertible into common or preferred stock in the future. As of December 31, 2019, a total of 1,654,000 shares of our common stock are issuable pursuant to outstanding options issued by us at a weighted-average exercise price of $3.39, and 2,526,991 shares of our common stock are issuable pursuant to outstanding warrants at a weighted-average exercise price of $1.51.  It is probable that options or warrants to purchase our common stock will be exercised during their respective terms if the fair market value of our common stock exceeds the exercise price of the particular option or warrant. If the stock options or warrants are exercised, your share ownership will be diluted.  Additionally, options to purchase up to 1,280,000 shares of ALJ common stock are available for grant under our existing equity compensation plans as of December 31, 2019.

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

Our Restated Certificate of Incorporation imposes certain restrictions on transfer of stock designed to preserve the value of certain tax assets primarily associated with our NOLs and built-in losses under Section 382. These restrictions prohibit certain transfers that would result in a person or a group of persons acquiring 5% of more of ALJ’s outstanding stock, unless otherwise approved by our Board of Directors or a committee thereof. At the end of our last fiscal year, September 30, 2019, we had approximately $138.1 million of NOLs. The use of such losses to offset federal income tax would be limited if we experience an “ownership change” under Section 382. This would occur if stockholders owning (or deemed under Section 382 to own) 5% or more of our stock by value increase their collective ownership of the aggregate amount of our stock by more than 50 percentage points over a defined period. The transfer restrictions in our Restated Certificate of Incorporation were adopted to reduce the likelihood of an “ownership change” occurring as defined by Section 382. While such transfer restrictions are intended to protect our NOLs and built-in losses under Section 382, they may also have the effect of delaying or preventing beneficial takeover bids by third parties.

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

None other than as previously disclosed in our current reports on Form 8-K filed with the SEC.

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

ALJ Regional Holdings, Inc.

Date: February 14, 2020
/s/ Jess Ravich
Jess Ravich
Chief Executive Officer
(Principal Executive Officer)

Date: February 14, 2020
/s/ Brian Hartman
Brian Hartman
Chief Financial Officer
(Principal Financial Officer)