Form 10-Q
period 2020-03-31
ALJ REGIONAL HOLDINGS INC
filed 2020-05-15
CIK 1438731

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2020

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

The number of shares of common stock, $0.01 par value per share, outstanding as of April 30, 2020 was 42,172,791.

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
•

the potential adverse impact of the novel coronavirus disease (“COVID-19”) pandemic on our business, operations and the markets and communities in which we and our customers, vendors and employees operate;

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

ALJ REGIONAL HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2020

PART I. FINANCIAL INFORMATION

Item 1 - Financial Statements

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	March 31,	September 30,
	2020	2019
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,099	$4,529
Accounts receivable, net of allowance for doubtful accounts of $456 at March 31, 2020 and $126 September 30, 2019	50,657	41,707
Inventories, net	7,259	6,777
Prepaid expenses and other current assets	15,221	5,515
Income tax receivable	897	897
Total current assets	77,133	59,425
Property and equipment, net	66,144	69,870
Goodwill	—	59,047
Intangible assets, net	38,502	41,148
Collateral deposits	424	695
Other assets	1,706	992
Total assets	$183,909	$231,177
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,181	$15,070
Accrued expenses	17,621	16,092
Income taxes payable	2	367
Deferred revenue and customer deposits	7,007	1,965
Current portion of term loans, net of deferred loan costs	5,039	9,119
Current portion of capital lease obligations	3,154	2,535
Current portion of workers’ compensation reserve	1,063	1,043
Other current liabilities	68	72
Total current liabilities	53,135	46,263
Line of credit, net of deferred loan costs	18,932	9,372
Term loans, less current portion, net of deferred loan costs	74,426	73,614
Deferred revenue, less current portion	—	349
Workers’ compensation reserve, less current portion	1,781	1,312
Capital lease obligations, less current portion	3,829	2,623
Deferred tax liabilities, net	2,244	2,795
Other non-current liabilities	11,116	11,733
Total liabilities	165,463	148,061
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.01 par value; authorized – 100,000 shares; 42,173 shares issued and outstanding at March 31, 2020 and September 30, 2019	422	422
Additional paid-in capital	287,985	287,101
Accumulated deficit	(269,961)	(204,407)
Total stockholders’ equity	18,446	83,116
Total liabilities and stockholders’ equity	$183,909	$231,177

See accompanying notes

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share amounts)

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Net revenue	$96,026	$87,996	$186,491	$181,780
Costs and expenses:
Cost of revenue	78,763	68,657	154,489	143,303
Selling, general, and administrative expense	18,467	16,089	35,077	31,736
Impairment of goodwill	59,047	—	59,047	—
Loss (gain) on disposal of assets and other gain, net	—	—	2	(223)
Total operating expenses	156,277	84,746	248,615	174,816
Operating (loss) income	(60,251)	3,250	(62,124)	6,964
Other (expense) income:
Interest expense, net	(2,844)	(2,625)	(5,408)	(5,340)
Interest from legal settlement	—	—	200	—
Total other expense, net	(2,844)	(2,625)	(5,208)	(5,340)
(Loss) income before income taxes	(63,095)	625	(67,332)	1,624
Benefit from (provision for) income taxes	1,297	(202)	1,257	(490)
Net (loss) income	$(61,798)	$423	$(66,075)	$1,134
Basic (loss) earnings per share of common stock	$(1.47)	$0.01	$(1.57)	$0.03
Diluted (loss) earnings per share of common stock	$(1.47)	$0.01	$(1.57)	$0.03
Weighted average shares of common stock outstanding:
Basic	42,173	38,026	42,173	38,037
Diluted	42,173	38,076	42,173	38,087

See accompanying notes

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Six Months Ended March 31,
	2020	2019
Operating activities
Net (loss) income	$(66,075)	$1,134
Adjustments to reconcile net (loss) income to cash (used for) provided by operating activities:
Impairment of goodwill	59,047	—
Depreciation and amortization expense	10,160	9,283
Fair value of warrants issued in connection with loan amendments	716	—
Amortization of deferred loan costs	603	398
Provision for bad debts and obsolete inventory	499	77
Stock-based compensation expense	223	371
Interest expense accreted to term loan	53	—
Loss (gain) on disposal of assets and other gain, net	2	(223)
Deferred income taxes	(1,448)	(4)
Changes in operating assets and liabilities:
Accounts receivable, net	(9,285)	7,998
Inventories, net	(844)	188
Prepaid expenses, collateral deposits, and other current assets	(7,016)	(44)
Income tax receivable	897	—
Other assets	(443)	607
Accounts payable	4,111	(1,841)
Accrued expenses	1,761	722
Income tax payable	(365)	(132)
Deferred revenue and customer deposits	4,521	(1,601)
Other current liabilities and other liabilities	(132)	(853)
Cash (used for) provided by operating activities	(3,015)	16,080
Investing activities
Capital expenditures	(2,883)	(9,515)
Proceeds from sales of assets	1	308
Acquisitions, net of cash acquired	—	(1,000)
Cash used for investing activities	(2,882)	(10,207)
Financing activities
Net proceeds from line of credit	9,713	1,761
Proceeds from term loan	—	5,000
Deferred loan costs	(542)	(402)
Payments on capital leases	(1,169)	(1,583)
Payments on term loans	(3,535)	(5,108)
Cash provided by (used for) financing activities	4,467	(332)
Change in cash and cash equivalents	(1,430)	5,541
Cash and cash equivalents at beginning of period	4,529	2,000
Cash and cash equivalents at end of period	$3,099	$7,541
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$4,724	$4,877
Taxes	$680	$634
Non-cash investing and financing activities:
Capital equipment purchases financed with capital leases to be billed to customers	$1,763
Capital equipment purchases financed with capital leases	$1,582	$—
Construction in process funded by landlord tenant improvement allowance	$—	$4,146
Capital equipment purchases financed with term loan	$—	$4,060
Construction in process not yet paid for	$—	$1,311

See accompanying notes

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

(in thousands)

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Common stock
Balance, beginning of period	$422	$380	$422	$381
Common stock retired	—	—	—	(1)
Balance, end of period	$422	$380	$422	$380
Additional paid-in capital
Balance, beginning of period	$287,779	$279,512	$287,101	$279,575
Stock-based compensation expense - options	84	84	168	168
Fair value of warrants issued in connection with term loan amendments	122	—	716	—
Common stock retired	—	—	—	(147)
Balance, end of period	$287,985	$279,596	$287,985	$279,596
Accumulated deficit
Balance, beginning of period	$(208,163)	$(187,717)	$(204,407)	$(188,428)
Net (loss) income	(61,798)	423	(66,075)	1,134
Cumulative impact of adopting ASC 606 on October 1, 2019	—	—	521	—
Balance, end of period	$(269,961)	$(187,294)	$(269,961)	$(187,294)
Total stockholders' equity	$18,446	$92,682	$18,446	$92,682

See accompanying notes

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. ORGANIZATION AND BASIS OF PRESENTATION

Organization

ALJ Regional Holdings, Inc. (including subsidiaries, referred to collectively herein as “ALJ” or “Company”) is a holding company. As of March 31, 2020, ALJ consisted of the following wholly owned subsidiaries:

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

Revision of Previously Reported Financial Information

The Company has historically classified expenses incurred by the Faneuil reportable segment as either cost of revenue or selling, general, and administrative expense based on whether such expenses represented salaries and wages or an expense other than salary and wages. Faneuil is a labor intensive business with labor representing the majority of the cost of revenue. Management determined that certain costs classified as cost of revenue should be classified as selling, general, and administrative expense, while other costs classified as selling, general, and administrative expense should be classified as cost of revenue. Accordingly, the accompanying Condensed Consolidated Statements of Operations for the three and six months ended March 31, 2019 have been revised to correct the amounts previously reported as cost of revenue and selling, general, and administrative expense as applicable.

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

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the impact of Faneuil’s reclassification on the Condensed Consolidated Statements of Operations for the three and six months ended March 31, 2019:

	Three Months Ended March 31, 2019			Six Months Ended March 31, 2019
(in thousands, except per share amounts)	As Previously Reported	Revisions	As Revised	As Previously Reported	Revisions	As Revised
Net revenue	$87,996	$—	$87,996	$181,780	$—	$181,780
Costs and expenses:
Cost of revenue	67,739	918	68,657	140,566	2,737	143,303
Selling, general, and administrative expense	17,007	(918)	16,089	34,473	(2,737)	31,736
(Gain) loss on disposal of assets and other gain, net	—	—	—	(223)	—	(223)
Total operating expenses	84,746	—	84,746	174,816	—	174,816
Operating income	3,250	—	3,250	6,964	—	6,964
Other (expense) income:
Interest expense, net	(2,625)	—	(2,625)	(5,340)	—	(5,340)
Total other expense	(2,625)	—	(2,625)	(5,340)	—	(5,340)
Income before income taxes	625		625	1,624		1,624
Provision for income taxes	(202)	—	(202)	(490)	—	(490)
Net income	$423	$—	$423	$1,134	$—	$1,134
Basic earnings per share of common stock	$0.01	$—	$0.01	$0.03	$—	$0.03
Diluted earnings per share of common stock	$0.01	$—	$0.01	$0.03	$—	$0.03
Basic	38,026	—	38,026	38,037	—	38,037
Diluted	38,076	—	38,076	38,087	—	38,087

The correction of these previously reported amounts had no impact on the Company’s consolidated income (loss) before income taxes, net income (loss), financial position, or cash flows. In addition, corresponding revisions had no impact to Reportable Segments or Geographic disclosures.

Impact of Coronavirus Pandemic

In March 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic, which continues to spread throughout the U.S. COVID-19 is having an unprecedented impact on the U.S. economy as federal, state, and local governments react to this public health crisis.

Currently, all of ALJ’s subsidiaries have been deemed “Essential Services” and have continued to operate with limited disruption, albeit with lower sales volume. As such, COVID-19 did not materially impact ALJ’s financial position, or results of operations and cash flows as of and for the three months ended March 31, 2020. However, the Company took immediate actions to enable working-from-home where possible and put in place increased safety precautions, including social distancing, at other locations where essential services on site are required. The duration of these measures is unknown, may be extended and additional measures may be imposed.

Management expects that ALJ could be impacted in the near term by lower volumes in several parts of ALJ’s business, resulting in lower revenue and profit. While the impact of COVID-19 on the Company’s future financial position, results of operations and cash flows cannot be estimated with certainty, such impact could be significant if the global pandemic continues to adversely impact the U.S. economy for an extended period of time. The extent to which COVID-19 impacts ALJ’s operations will depend on future developments, which are highly uncertain, including, among others, the duration of the outbreak, if portions of the Company’s business segments are recharacterized as non-essential for which closure of some or all of the Company’s operations could be required, information that may emerge concerning the severity of COVID-19 and the actions, especially those taken by governmental authorities, to contain the pandemic or treat its impact. As events are rapidly developing, additional impacts may arise that are not known at this time.

As of March 31, 2020, ALJ’s total available liquidity was $10.3 million, which included $7.2 million of unused borrowing capacity under the Company’s revolving credit facility. While the impact that COVID-19 may have on the Company’s financial position, results of operations, and cash flows in the future cannot be estimated with certainty, based on current estimates regarding the magnitude and duration of the global pandemic, ALJ does not anticipate the limited disruption caused by COVID-19 will impact the Company’s ability to meet its obligations when due for at least the next 12 months.  However, the ultimate magnitude and duration of the global pandemic is highly uncertain and, as such, will require ALJ to continually assess the situation for the foreseeable future.

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Accordingly, the Company’s estimates regarding the magnitude and duration of the global pandemic may change in the future and such changes could be material.

As a result of the decline in ALJ’s actual and forecasted results of operations, including the estimated effects of COVID-19, ALJ sought an easement of certain financial covenants, as defined by the Financing Agreement, in order to maintain compliance, and the elimination of certain quarterly principal payment obligations. Accordingly, the Company obtained an easement by executing the Ninth Amendment to the Financing Agreement on May 12, 2020.  See Note 8 “Ninth Amendment to the Financing Agreement” for additional information regarding the terms and conditions required by the Ninth Amendment to the Financing Agreement.

While the Company currently anticipates it will be able to maintain compliance with the terms and conditions of the Ninth Amendment to the Financing Agreement for at least the next 12 months, the ultimate magnitude and duration of the global pandemic is highly uncertain and, as such, will require ALJ to continually assess its current estimates of compliance for the foreseeable future. Accordingly, the Company’s anticipated compliance with its financial covenants may adversely change if the magnitude and duration of the global pandemic has a materially adverse effect on the Company in the future.

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

Revenue from Contracts with Customers

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, with several clarifying updates issued during 2016 and 2017, referred to collectively hereafter as “ASC 606.” This new standard supersedes all current revenue recognition standards and guidance. Revenue recognition will occur when promised goods or services are transferred to customers in amounts that reflect the consideration to which the Company expects to be entitled to in exchange for those goods or services.

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

Costs incurred as part of contract implementation either represent costs incurred towards the partial satisfaction of a performance obligation, fulfillment costs, or administrative costs. Under ASC 606, fulfillment costs are capitalizable and are amortized over the contract term, consistent with the definition of a contract term under ASC 606.  As a result of termination provisions, the contract term under ASC 606 may be shorter than the contractually stated contract term. Under the previous guidance, all costs incurred as part of contract implementation were capitalized and amortized over the stated contractual term, disregarding any termination provisions, on a straight-line basis.

Certain contracts require that a customer make nonrefundable payments to Faneuil prior to the commencement of call center services. The timing of receipt of fixed payments may be based on the achievement of specified implementation milestones. Additionally, customers may be required to make certain nonrefundable variable payments (e.g., training of personnel) prior to the commencement of operations.

Under ASC 606, when upfront fees do not relate directly to the satisfaction or partial satisfaction of a performance obligation, the payments are deemed to be advance payments for future services. In such, instances, the fees are allocated to performance obligations and recognized when or as the performance obligations, typically call center services, are satisfied over the contract term, as defined under ASC 606.  If a contract contains termination provisions, and such termination provisions are not substantive, the upfront nonrefundable fees will be fully recognized prior to the expiration of the stated term of the contract.

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Under previous guidance, depending on the nature of the upfront fees, the fees were recognized as implementation services were provided or, in cases where implementation services were not provided, deferred and amortized over the stated contractual term on a straight-line basis.

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

•	Estimated losses when estimated contract costs exceed the transaction price.

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

Lastly, the contracts that Phoenix has with its customers often include prospective and retrospective volume rebates, credits, discounts, and other similar items that generally decrease the amount a customer pays Phoenix. These variable amounts generally are credited to the customer, based on achieving certain levels of sales activity, when contracts are signed, or making payments within payment specific terms. Under ASC 606, with the exception of prospective volume rebates, these adjustments are classified as variable consideration, which is estimated at contract inception, and included as part of the transaction price. Under ASC 606, prospective volume rebates are not part of the transaction price, but are instead accounted for as a material right and separate performance obligation.

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

The following table summarizes the pre-tax impacts of adopting the new revenue accounting guidance on ALJ’s Consolidated Balance Sheet as of March 31, 2020:

	As of March 31, 2020
		Adjustments for the Adoption of ASC 606
(in thousands)	As Reported	Faneuil	Carpets	Phoenix	Total Adjustment	As if Previous Standard was in Effect
Assets
Prepaid expenses and other current assets	$15,221	$(1,446)	$104	$(306)	$(1,648)	$13,573
Inventories, net	7,259	—	(45)	248	203	7,462
Liabilities
Accrued expenses	17,621	—	21	—	21	17,642
Deferred revenue and customer deposits	7,007	37	—	—	37	7,044
Stockholders’ equity
Accumulated deficit	(269,961)	(1,483)	38	(58)	(1,503)	(271,464)

The following tables summarize the pre-tax impacts of adopting the new revenue accounting guidance on ALJ’s Statements of Operation for the three and six months ended March 31, 2020:

	Three Months Ended March 31, 2020
		Adjustments for the Adoption of ASC 606
(in thousands, except per share amounts)	As Reported	Faneuil	Carpets	Phoenix	Total Adjustment	As if Previous Standard was in Effect
Net revenue	$96,026	$(293)	$112	$469	$288	$96,314
Cost of revenue	78,763	534	65	280	879	79,642
Net loss	(61,798)	(827)	47	189	(591)	(62,389)
Loss per share of common stock–basic and diluted	(1.47)	(0.02)	0.00	0.00	(0.01)	(1.48)

	Six Months Ended March 31, 2020
		Adjustments for the Adoption of ASC 606
(in thousands, except per share amounts)	As Reported	Faneuil	Carpets	Phoenix	Total Adjustment	As if Previous Standard was in Effect
Net revenue	$186,491	$(647)	$165	$(365)	$(847)	$185,644
Cost of revenue	154,489	1,441	97	(465)	1,073	155,562
Net loss	(66,075)	(2,088)	68	100	(1,920)	(67,995)
Loss per share of common stock–basic and diluted	(1.57)	(0.05)	0.00	0.00	(0.05)	(1.61)

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The consolidated statement of cash flows for the six months ended March 31, 2020 takes into consideration the effect of adopting ASC 606.  The adoption of ASC 606 had no impact to net cash provided by (used for) operating, financing or investing activities on the Company’s condensed consolidated statement of cash flows for the six months ended March 31, 2020.

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

Internal-Use Software

In August 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, to provide guidance on implementation costs incurred in a cloud computing arrangement (“CCA”) that is a service contract. ASU 2018-15 aligns the accounting for such costs with the guidance on capitalizing costs associated with developing or obtaining internal-use software. Specifically, ASU 2018-15 amends ASC 350, Intangibles–Goodwill and Other, to include in its scope implementation costs of a CCA that is a service contract and clarifies that a customer should apply ASC 350-40 to determine which implementation costs should be capitalized in such a CCA. ASU 2018-15 will be effective for ALJ on October 1, 2021. ALJ does not anticipate the adoption of ASU 2018-15 to significantly impact its consolidated financial statements and related disclosures.

Income Taxes

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies certain aspects of the accounting for income taxes as well as clarifies and amends existing guidance to improve consistent application. ASU 2019-12 will be effective for ALJ on October 1, 2022. The Company is currently evaluating the impact of ASU 2019-12 on its consolidated financial statements and related disclosures.

3. REVENUE RECOGNITION

Accounting Policy Update

As a result of adopting ASC 606, ALJ updated its revenue recognition accounting policy effective October 1, 2019. The Company recognizes revenue when control of the promised goods or services is transferred to its customers in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services.

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Faneuil. Faneuil contracts with its customers are typically in the form of a written contract executed between Faneuil and its customers that may include a Statement of Work, Request for Proposal, Responses to the Request for Proposal, and other correspondence. The contracts often provide the customer with renewal and/or termination options that impact the contract term under ASC 606.

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

Faneuil's payment terms vary by type of services offered. Generally, the time between provision of services during the operational phase, invoicing, and when payment is due is not significant. However, Faneuil sometimes receives advances or deposits from its customers before revenue is recognized, resulting in deferred revenue, which is recorded as a contract liability. The timing of when Faneuil bills its customers during the implementation phase is generally dependent upon agreed-upon contractual terms, milestone billings based on the completion of certain phases of the work, or when services are provided. Sometimes, billing occurs subsequent to transfer of control of goods or services, resulting in unbilled revenue, which is recorded as a contract asset.

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

For contracts with multiple performance obligations, Carpets allocates the transaction price per the contract to each performance obligation using the observable stand-alone selling price, if available, or alternatively Carpets best estimate of the stand-alone selling price of each distinct performance obligation in the contract. The primary method used to estimate stand-alone selling price is the expected cost plus a margin approach for each performance obligation.

The nature of Carpets contracts gives rise to several types of variable consideration, including contract modifications (change orders and claims), liquidated damages, and other terms that can either increase or decrease the transaction price. Carpets estimates variable consideration as the most likely amount to which Carpets expects to be entitled. Carpets includes estimated amounts in the transaction price to the extent Carpets believes it has an enforceable right and it is probable that a significant reversal of cumulative revenue recognized will not occur. Carpets estimates variable consideration and the determination of whether to include estimated amounts in the transaction price are based largely on an assessment of its anticipated performance and all information (historical, current and forecasted) that is reasonably available at this time.

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

As a significant change in one or more of these estimates could affect the profitability of Carpets contracts, Carpets reviews and updates its contract-related estimates regularly. Carpets recognizes adjustments in estimated profit on contracts under the cumulative catch-up method. Under this method, the cumulative impact of the profit adjustment is recognized in the period the adjustment is identified. Revenue and profit in future periods of contract performance are recognized using the adjusted estimate. Such adjustments have not been material due to the shorter term of the majority of Carpets contracts. If at any time the estimate of contract profitability indicates an anticipated loss on a contract, the projected loss is recognized in full, including any previously recognized profit, in the period it is identified and recognized as an accrued contract loss (contract liability). For contract revenue recognized over time, the accrued contract loss is adjusted so that the gross profit for the contract remains zero in future periods.

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

The timing of when Carpets bills its customers is generally dependent upon agreed-upon contractual terms, milestone billings based on the completion of certain phases of the work, or when services are provided. Sometimes, billing occurs subsequent to transfer of control of goods or services, resulting in unbilled revenue, which is recorded as a contract asset. However, Carpets sometimes receives advances or deposits from its customers before revenue is recognized, resulting in deferred revenue, which is recorded as a contract liability.

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Under agreements with certain customers, custom products may be stored by the Company for future delivery. Based upon contractual terms, Phoenix is typically able to recognize revenue once the performance obligation is satisfied and the customer obtains control of the completed product, usually when it completes production (depending on the specific facts and circumstances). In these situations, Phoenix may also receive a logistics or warehouse management fee for the storage services it provides, which Phoenix recognizes over time as the services are provided.

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

Billings for shipping and handling costs are recorded in revenue on a gross basis. Phoenix made an accounting policy election under ASC 606 to account for shipping and handling after the customer obtains control of the good as fulfillment activities rather than as a separate service to the customer. As a result, when Phoenix is responsible for shipment, Phoenix accrues the costs of the shipping and handling if revenue is recognized for the related good before the fulfillment activities occur.

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The timing of revenue recognition, billings, and cash collections results in accounts receivable and unbilled receivables (contract assets), and customer advances and deposits (contract liabilities) on the Consolidated Balance Sheet. Revenue recognition generally coincides with Phoenix’s contractual right to consideration and the issuance of invoices to customers. Depending on the nature of the performance obligation and arrangements with customers, the timing of the issuance of invoices may result in contract assets or contract liabilities. Sometimes, billing occurs subsequent to transfer of control of goods or services, resulting in unbilled revenue, which is recorded as a contract asset. Contract liabilities result from advances or deposits from customers on performance obligations not yet satisfied.

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

Contract Assets and Liabilities

The following table provides information about consolidated contract assets and contract liabilities at March 31, 2020 and October 1, 2019:

(in thousands)	March 31, 2020	October 1, 2019
Contract assets:
Unbilled revenue (1)	$1,483	$825
Total contract assets	$1,483	$825
Contract liabilities
Deferred revenue	$6,374	$1,838
Accrued rebates and material rights (2)	2,191	2,612
Accrued contract losses (3)	9	15
Total contract liabilities	$8,574	$4,465

(1)

Included in prepaid expenses and other current assets. Unbilled revenue represents rights to consideration for services provided when the right is conditioned on something other than passage of time (for example, meeting a milestone for the right to bill under the cost-to-cost measure of progress). Unbilled revenue is transferred to accounts receivable when the rights become unconditional.

(2)

At March 31, 2020, the balance is included in accrued expenses. At October 1, 2019, of the total balance, $0.5 million is included in other non-current liabilities and $2.1 million is included in accrued expenses.

(3)	Included in accrued expenses.

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides changes in consolidated contract assets and contract liabilities during the six months ended March 31, 2020:

(in thousands)	Contract Assets	Contract Liabilities
Balance, beginning of period (October 1, 2019)	$825	$4,465
Additions to contract assets	2,775	—
Transfer from contract assets to accounts receivable	(2,117)	—
Revenue recognized	—	(4,819)
Change in loss accrual	—	(6)
Accrued rebates	—	1,403
Payment of rebates	—	(1,825)
Cash received from customer	—	9,356
Balance, end of period	$1,483	$8,574

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

Estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially satisfied at March 31, 2020, was de minimis. This balance does not include revenue related to performance obligations that are part of a contract whose original expected duration is one year or less, including contracts with a penalty-free termination for convenience clause. In addition, this disclosure does not include (i) expected consideration related to performance obligations for which the Company elects to recognize revenue in the amount it has a right to invoice (e.g., usage-based pricing terms), and (ii) any variable consideration which is allocated entirely to future performance obligations including variable transaction fees or fees tied directly to costs incurred.

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Disaggregation of Revenue

Revenue by contract type was as follows for the three and six months ended March 31, 2020:

(in thousands)	Three Months Ended March 31, 2020	Six Months Ended March 31, 2020
Faneuil:
Healthcare	$23,988	$49,355
Transportation	18,368	35,496
Utility	13,490	27,417
Other	2,398	3,494
Government	581	1,630
Total Faneuil	$58,825	$117,392
Carpets
Builder	$7,682	$14,641
Commercial	1,777	3,405
Retail	1,089	2,276
Total Carpets	$10,548	$20,322
Phoenix:
Publisher
MSA	$19,569	$31,999
Non-MSA	4,222	10,782
Commercial
MSA	380	1,185
Non-MSA	2,482	4,811
Total Phoenix	$26,653	$48,777
Total consolidated revenue, net	$96,026	$186,491

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

During the three and six months ended March 31, 2020, the Company capitalized $0.3 million and $0.6 million, respectively, of costs to obtain a contract.  During the three and six months ended March 31, 2020, the Company recognized $0.2 million and $0.3 million of amortization of these costs, respectively, which is included in selling, general, and administrative expense.  The net book value of costs to obtain a contract was $0.7 million as of March 31, 2020, of which $0.5 million was in prepaid expenses and other current assets, and $0.2 million was in other assets.

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

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

During the three and six months ended March 31, 2020, the Company capitalized $5.0 million and $7.0 million, respectively, of costs to fulfill a contract.  The amortization of costs to fulfill contracts, which comprise set-up/transition activities, for the three and six months ended March 31, 2020 was approximately $0.5 million and $2.0 million, respectively. The net book value of the costs to fulfill a contract as of March 31, 2020, was $6.8 million of which $6.0 million was in prepaid expenses and other current assets, and $0.8 million was in other assets.

Capitalized costs to obtain and fulfill a contract are periodically reviewed for impairment. We did not incur any impairment losses during the six months ended March 31, 2020.

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

The following schedule reflects the estimated fair value of assets acquired and liabilities assumed on the RDI Purchase Date (in thousands):

Purchase Price
Balance Sheet Caption	Allocation
Total current assets	$53
Fixed assets	11
Identified intangible assets:
Technology	3,400
Non-compete agreements	1,300
Goodwill (1)	2,675
Total assets	7,439
Accrued expenses	(39)
Fair value of deferred and contingent consideration – current (2)	(2,100)
Fair value of deferred and contingent consideration – non-current (3)	(2,800)
Cash paid at closing	$2,500

(1)

Goodwill was tested for impairment as of March 31, 2020.  As a result of the interim test, ALJ recognized a non-cash impairment of goodwill, which included $2.7 million related to the RDI Acquisition.  See Footnote 6.

(2)	Included in accrued expenses on the Consolidated Balance Sheet at March 31, 2020. There was no change in the fair value from the RDI Purchase Date to March 31, 2020.
(3)	Included in other non-current liabilities on the Consolidated Balance Sheet at March 31, 2020. There was no change in the fair value from the RDI Purchase Date to March 31, 2020.

The Company accounted for the RDI Acquisition using the purchase method of accounting. Accordingly, the assets and liabilities were recorded at their fair values at the RDI Purchase Date. The excess of the purchase price over the fair value of the tangible and intangible assets acquired, liabilities assumed, and deferred and contingent consideration, was recorded as goodwill. See Footnote 6.

During the six months ended March 31, 2020, the Company incurred less than $0.1 million of acquisition-related expenses in connection with the RDI acquisition, which were expensed to selling, general, and administrative expense.

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5. CONCENTRATION RISKS

Cash

The Company maintains its cash balances in accounts, which, at times, may exceed federally insured limits. The Company has not experienced any loss in such accounts and believes there is little exposure to any significant credit risk.

Major Customers and Accounts Receivable

ALJ did not generate net revenue from any one customer in excess of 10% of consolidated net revenue during any period presented. However, each of ALJ’s segments had customers that represent more than 10% of their respective net revenue, as described below.

Faneuil. The percentage of Faneuil net revenue derived from its significant customers was as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Customer A	10.9%	14.6%	11.3%	13.7%
Customer B	10.1	10.8	12.9	13.8
Customer C	**	11.0	**	10.3

**	Less than 10% of Faneuil net revenue.

Accounts receivable from these customers totaled $5.3 million on March 31, 2020. As of March 31, 2020, all Faneuil accounts receivable were unsecured. The risk with respect to accounts receivable is mitigated by credit evaluations performed on customers and the short duration of payment terms extended to customers.

Carpets. The percentage of Carpets net revenue derived from its significant customers was as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Customer A	27.1%	31.5%	27.0%	30.4%
Customer B	21.8	25.5	22.7	26.5
Customer C	19.7	22.9	17.9	21.1
Customer D	10.2	**	**	**

**	Less than 10% of Carpets net revenue.

Accounts receivable from these customers totaled $2.5 million on March 31, 2020. As of March 31, 2020, all Carpets accounts receivable were unsecured. The risk with respect to accounts receivable is mitigated by credit evaluations performed on customers and the short duration of payment terms extended to customers.

Phoenix. The percentage of Phoenix net revenue derived from its significant customers was as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Customer A	28.2%	23.0%	26.7%	21.1%
Customer B	16.6	20.5	16.6	19.2
Customer C	11.7	10.9	11.9	11.6
Customer D	**	**	**	10.5

**	Less than 10% of Phoenix net revenue.

Accounts receivable from these customers totaled $4.1 million on March 31, 2020. As of March 31, 2020, all Phoenix accounts receivable were unsecured. The risk with respect to accounts receivable is mitigated by credit evaluations performed on customers and the short duration of payment terms extended to most customers.

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Supplier Risk

ALJ had one supplier that represented 13.2% and 12.2% of consolidated purchases during the three and six months ended March 31, 2020, respectively, and 16.8% and 17.2% of consolidated purchases during the three and six months ended March 31, 2019, respectively. Additionally, two of ALJ’s segments had suppliers that represented more than 10% of their respective inventory purchases, as described below.

Carpets. The percentage of Carpets inventory purchases from its significant suppliers was as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Supplier A	20.8%	17.2%	20.2%	15.6%
Supplier B	18.4	21.6	17.7	22.9
Supplier C	**	15.6	**	16.0
Supplier D	**	**	**	10.5

**	Less than 10% of Carpets inventory purchases.

If these suppliers were unable to provide materials on a timely basis, Carpets management believes alternative suppliers could provide the required materials with minimal disruption to the business.

Phoenix. The percentage of Phoenix inventory purchases from its significant suppliers was as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Supplier A	18.8%	25.6%	17.8%	25.9%
Supplier B	11.7	**	14.4%	**

**	Less than 10% of Phoenix inventory purchases.

If these suppliers were unable to provide materials on a timely basis, Phoenix management believes alternative suppliers could provide the required supplies with minimal disruption to the business.

6. COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

Accounts Receivable, Net

The following table summarizes accounts receivable at the end of each reporting period:

	March 31,	September 30,
(in thousands)	2020	2019
Accounts receivable	$50,329	$41,251
Unbilled receivables	784	582
Accounts receivable	51,113	41,833
Less: allowance for doubtful accounts	(456)	(126)
Accounts receivable, net	$50,657	$41,707

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Inventories, Net

The following table summarizes inventories at the end of each reporting period:

	March 31,	September 30,
(in thousands)	2020	2019
Raw materials	$4,081	$3,837
Semi-finished goods/work in process	2,111	2,111
Finished goods	1,632	1,230
Inventories	7,824	7,178
Less: allowance for obsolete inventory	(565)	(401)
Inventories, net	$7,259	$6,777

Property and Equipment

The following table summarizes property and equipment at the end of each reporting period:

	March 31,	September 30,
(in thousands)	2020	2019
Leasehold improvements	$31,829	$31,370
Machinery and equipment	31,027	30,805
Building and improvements	17,403	17,403
Software	15,695	16,139
Computer and office equipment	14,979	13,273
Land	9,267	9,267
Furniture and fixtures	7,849	7,796
Construction and equipment in process	1,201	206
Vehicles	409	386
Property and equipment	129,659	126,645
Less: accumulated depreciation and amortization	(63,515)	(56,775)
Property and equipment, net	$66,144	$69,870

Property and equipment depreciation and amortization expense, including amounts related to capitalized leased assets, was $3.6 million and $3.5 million for the three months ended March 31, 2020 and 2019, respectively, and $7.5 million and $6.6 million for the six months ended March 31, 2020 and 2019, respectively.

Goodwill

Changes in the carrying value of goodwill by reportable segment were as follows:

(in thousands)	Faneuil	Carpets	Phoenix	Total
Balance, September 30, 2019	$23,950	$2,555	$32,542	$59,047
Impairment of goodwill	(23,950)	(2,555)	(32,542)	(59,047)
Balance, March 31, 2020	$—	$—	$—	$—

In accordance with the accounting guidance on goodwill and other intangible assets, the Company performs an annual impairment test of goodwill at the reporting unit level on the last day of our fiscal year, September 30, or more frequently if indicators of potential impairment exist. The impairment test includes evaluating qualitative and quantitative factors to assess the likelihood of an impairment of goodwill. Each of the Company’s three reporting units has goodwill assigned, which is assessed independently.

As a result of the decline in ALJ’s market capitalization, downward economic pressure, declines in actual and forecasted results of operations including the estimated effects of COVID-19, management determined that it was more likely than not that the fair value of goodwill for all three reporting units was below each reporting unit’s respective carrying amount. As such, management performed an interim impairment test as of March 31, 2020, based on discounted cash flows, which were derived from internal forecasts and more cautious economic expectations for all three reporting units.

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As a result of the interim test, ALJ recognized a non-cash impairment of goodwill totaling $59.0 million during the three months ended March 31, 2020.

Intangible Assets

The following tables summarizes identified intangible assets at the end of each reporting period:

			March 31, 2020
(in thousands)	Weighted Average Original Life (Years)	Weighted Average Remaining Life (Years)	Gross	Accumulated Amortization	Net
Customer relationships	11.7	7.3	$33,660	$(14,444)	$19,216
Trade names	27.0	22.9	10,760	(2,219)	8,541
Supply agreements	10.1	9.1	9,930	(3,657)	6,273
Technology	8.0	7.3	3,400	(283)	3,117
Non-compete agreements	11.8	6.0	1,820	(465)	1,355
Totals			$59,570	$(21,068)	$38,502

			September 30, 2019
(in thousands)	Weighted Average Original Life (Years)	Weighted Average Remaining Life (Years)	Gross	Accumulated Amortization	Net
Customer relationships	11.7	7.8	$33,660	$(13,039)	$20,621
Trade names	27.0	23.4	10,760	(2,004)	8,756
Supply agreements	10.1	9.6	9,930	(3,002)	6,928
Technology	8.0	7.8	3,400	(71)	3,329
Non-compete agreements	11.8	6.5	1,820	(311)	1,509
Internal-use software	6.0	0.1	580	(575)	5
Totals			$60,150	$(19,002)	$41,148

Intangible asset amortization expense was $1.3 million for both the three months ended March 31, 2020 and 2019, and $2.6 million for both the six months ended March 31, 2020 and 2019.

In connection with the aforementioned goodwill interim impairment testing, the Company conducted an impairment test for intangible asset and other long-lived assets for all three reporting units as of March 31, 2020. Upon completion of the test, it was determined that each reporting unit’s intangible assets and other long-lived assets’ estimated fair values were equal to or exceeded the carrying value and accordingly, no impairment was warranted.

The following table presents expected future amortization expense for the remainder of Fiscal 2020 and yearly thereafter:

(in thousands)	Estimated Future Amortization
Remainder of Fiscal 2020	$2,615
Fiscal 2021	4,982
Fiscal 2022	4,635
Fiscal 2023	4,635
Fiscal 2024	4,496
Thereafter	17,139
Total	$38,502

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Accrued Expenses

The following table summarizes accrued expenses at the end of each reporting period:

	March 31,	September 30,
(in thousands)	2020	2019
Accrued compensation and related taxes	$8,708	$8,041
Rebates payable	2,191	2,157
Acquisition contingent consideration	2,100	2,100
Deferred lease incentives	1,307	1,159
Medical and benefit-related payables	1,092	964
Other	938	342
Interest payable	751	723
Accrued board of director fees	327	109
Sales tax payable	112	111
Deferred rent	95	112
Call center buildouts	—	274
Total accrued expenses	$17,621	$16,092

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

Phoenix. Phoenix maintains a fully insured plan for workers’ compensation claims.

7. (LOSS) EARNINGS PER SHARE

The following table summarizes basic and diluted (loss) earnings per share of common stock for each period presented:

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands, except per share amounts)	2020	2019	2020	2019
Net (loss) income	$(61,798)	$423	$(66,075)	$1,134
Weighted average shares of common stock outstanding - basic	42,173	38,026	42,173	38,037
Potentially dilutive effect of options to purchase common stock	—	50	—	50
Weighted average shares of common stock outstanding – diluted	42,173	38,076	42,173	38,087
Basic (loss) earnings per share of common stock	$(1.47)	$0.01	$(1.57)	$0.03
Diluted (loss) earnings per share of common stock	$(1.47)	$0.01	$(1.57)	$0.03

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

Options and warrants to purchase 4.6 million shares of common stock were not considered in calculating ALJ’s diluted loss per share of common stock for the three and six months ended March 31, 2020 as their effect would be anti-dilutive.

Options to purchase 1.5 million shares of common stock were not considered in calculating ALJ’s diluted earnings per share of common stock for the three and six months ended March 31, 2019 as their effect would be anti-dilutive.

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8. DEBT

Debt

The following table summarizes ALJ’s line of credit, term loan, and equipment financing at the end of each reporting period:

	March 31,	September 30,
(in thousands)	2020	2019
Line of credit:
Line of credit	$19,536	$9,823
Less: deferred loan costs	(604)	(451)
Line of credit, net of deferred loan costs	$18,932	$9,372
Current portion of term loans:
Current portion of term loan	$4,100	$8,200
Current portion of equipment financing	1,333	1,336
Less: deferred loan costs	(394)	(417)
Current portion of term loans, net of deferred loan costs	$5,039	$9,119
Term loans, less current portion:
Term loan, less current portion	$69,935	$72,882
Term B Loan and in kind interest payable	4,153	$—
Equipment financing, less current portion	1,180	1,765
Less: deferred loan costs	(842)	(1,033)
Term loans, less current portion, net of deferred loan costs	$74,426	$73,614

Term Loan and Line of Credit

In August 2015, ALJ entered into a financing agreement (“Financing Agreement”) with Cerberus Business Finance, LLC (“Cerberus”), to borrow $105.0 million in a term loan (“Cerberus Term Loan”) and have available up to $32.5 million in a revolving loan (“Cerberus/PNC Revolver,” and together with the Cerberus Term Loan, “Cerberus Debt”). ALJ has subsequently entered into nine amendments to the Financing Agreement, of which three were entered into during the six months ended March 31, 2020 and are described below. The Cerberus Debt matures on November 28, 2023 (“Maturity Date”).

Sixth Amendment to the Financing Agreement

On December 17, 2019, ALJ entered into the Sixth Amendment (“Sixth Amendment”) to the Financing Agreement. The Sixth Amendment amended certain terms and covenants in order to support the continued growth of the Company, as summarized below:

•	a conversion of $4.1 million in aggregate principal amount from the Cerberus Term Loan to a new term loan (referred to hereafter as “Term B” loan) as discussed in more detail below;

•

an adjustment to the leverage ratio threshold to (i) 5.25:1.00 for the fiscal quarter ended December 31, 2019, (ii)  4.50:1.00 for the fiscal quarter ended March 31, 2020, (iii) 3.75:1.00 for the fiscal quarter ending June 30, 2020, (iv) 3.50:1:00 for each fiscal quarter beginning with the fiscal quarter ending September 30, 2020 through the fiscal quarter ending December 31, 2020, and (v) 3.25:1:00 for each fiscal quarter beginning with the fiscal quarter ending March 31, 2021 through the fiscal quarter ending June 30, 2021, (vi) 3.00:1.00 for the fiscal quarter ending September 30, 2021, (vii) 3.25:1.00  for the fiscal quarter ending December 31, 2021, and (viii) 3.00:1.00 for each fiscal quarter beginning with the fiscal quarter ending March 31, 2022 and for each fiscal quarter thereafter;

•

a decrease in the fixed charge coverage ratio threshold from (a) 1.05:1.00 to (i) 0.85:1.00 for the fiscal quarters ended December 31, 2019 and March 31, 2020, (ii) 0.95:1.00 for the fiscal quarter ending June 30, 2020 and (iii) 1.00:1.00 for the fiscal quarter ending in September 30, 2020 and (b) from 1.10:1.00 to 1.05:1.00 for each fiscal quarter beginning with the fiscal quarter ending December 31, 2020 and for each fiscal quarter thereafter; and

•	an increase of the interest rate floor for LIBOR rate loans from 1.0% to 1.50% per annum and for Prime rate loans from 3.25% to 4.75% per annum.

Additionally, the Sixth Amendment added a deleveraging fee (“Deleveraging Fee”), of which the first payment was made on March 31, 2020, and the second payment will become due on June 30, 2020 unless one or more persons purchases a $2.5 million participating interest in the Cerberus Term Loan prior to June 30, 2020.  The first payment made on March 31, 2020 was expensed to selling, general, and administrative expense during the three months ended March 31, 2020.

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Seventh Amendment to the Financing Agreement

On February 13, 2020, ALJ entered into the Seventh Amendment (“Seventh Amendment”) to the Financing Agreement to temporarily increase the Cerberus/PNC Revolver borrowing capacity as follows:

•	Extended the seasonal increase period, originally through February 14, 2020, to March 15, 2020, during which the available amount under the Cerberus/PNC Revolver was $32.5 million; and

•	Increased the available borrowing limit under the Cerberus/PNC Revolver from $25.0 million to $30.0 million for the period from March 16, 2020 to March 31, 2020.

Eighth Amendment to the Financing Agreement

On March 26, 2020, ALJ entered into the Eighth Amendment (“Eighth Amendment”) to the Financing Agreement to amend certain terms and covenants, which included:

•	Removed the seasonal decreases in the Company’s revolving credit facility such that the amount available to borrow thereunder remains $32.5 million through the Maturity Date;

•

Adjusted quarterly principal payment obligations as follows: (i) March 31, 2020 – reduced the payment from $2.1 million to zero, (ii) June 30, 2020 – maintained the payment at $2.1 million, and (iii) September 30, 2020 and December 31, 2020 – increased the payments from $2.1 million to $3.1 million;

•	Adjusted payment terms on the interest payable on the Term B Loan, from a mixture of cash and payable in kind to 100% payable in kind, until Term A Loan is paid in full; and

•

Added a monthly fee of $0.1 million, from the period April 1, 2020 through the Maturity Date, which amounts are added to the Cerberus Term Loan, accrue interest at the Cerberus Term Loan rate, and are payable on the Maturity Date.

Ninth Amendment to the Financing Agreement

As a result of the decline in ALJ’s actual and forecasted results of operations, including the estimated effects of COVID-19, ALJ sought an easement of certain debt covenants, as defined by the Financing Agreement, and the elimination of certain quarterly principal payment obligations.

On May 12, 2020, ALJ entered into the Ninth Amendment (“Ninth Amendment”) to the Financing Agreement. The Ninth Amendment amended certain terms and covenants as summarized below:

•	Increased the interest rate from LIBOR plus 6.75% per annum to LIBOR plus 9.50% per annum on the LIBOR portion of the Cerberus/PNC Revolver, an increase of 2.75% per annum;

•	Increased the interest rate from Prime plus 5.75% per annum to Prime plus 8.50% per annum on the Prime portion of the Cerberus/PNC Revolver, an increase of 2.75% per annum;

•	Eliminated the $2.1 million and $3.1 million quarterly principal payment obligations for June 30, 2020 and September 30, 2020, respectively;

•	Reduced the quarterly principal payment obligation of $3.1 million to $2.1 million for December 31, 2020;

•	Excluded amounts outstanding under the Term B Loan and Term C Loan (see “Amendment to the Junior Participation Agreements – Term C Loan” below) from the leverage ratio calculation; and

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

•	Adjusted the leverage ratio threshold and the fixed charge coverage ratio as follows:

Three Months Ending,	Adjusted Leverage Ratio	Adjusted Fixed Charge Ratio
March 31, 2020	7.25:1.00	0.65:1.00
June 30, 2020	7.45:1.00	0.63:1.00
September 30, 2020	6.85:1.00	0.61:1.00
December 31, 2020	5.75:1.00	0.70:1.00
March 31, 2021	5.00:1.00	0.75:1.00
June 30, 2021	4.00:1.00	0.82:1.00
September 30, 2021	3.75:1.00	0.81:1.00
December 31, 2021 through Maturity Date	3.50:1.00	1.00:1.00

Junior Participation Agreement – Term B Loan and Warrants Issued

On December 17, 2019, in connection with the Sixth Amendment, certain trusts and other entities formed for the benefit of, or otherwise affiliated with, Jess Ravich, the Company’s Chief Executive Officer and Chairman of the Board (“Ravich Entities”), entered into a Junior Participation Agreement with Cerberus (“Junior Participation Agreement”), pursuant to which the Ravich Entities agreed to purchase $4.1 million in junior participation interests in the Term B loan under the Financing Agreement (“Junior Participation” and such interests, “Junior Participation Interests”). The Junior Participation Interests are junior and subordinate to the Cerberus Term Loan in all respects and have no quarterly payments. Through March 26, 2020, interest accrued under the Junior Participation (i) in cash, accrued at the same rate per annum as the Cerberus Term Loan and paid monthly, and (ii) in kind, accrued at 4.00% per annum, payable on the Maturity Date.  See “Amendment to Junior Participation Agreement -Term B Loan and Warrants Issued” below for interest earned subsequent to March 26, 2020.

In connection with the Junior Participation, the Company issued fully vested warrants to purchase 1.23 million shares of the Company’s common stock (“Junior Participation Agreement Warrants”) to the Ravich Entities, with a five-year term and an exercise price equal to the lesser of the 30-day trailing average closing price of the Company’s common stock as traded on the Nasdaq Stock Market on (i) December 17, 2019 or (ii) six months from December 17, 2019. The 30-day trailing average closing price of the Company’s common stock on December 17, 2019 was $1.20.

The fair value of the Junior Participation Agreement Warrants was calculated using the Black Scholes Model with the following assumptions:  contractual life of five years, volatility of 42.3%, dividend yield of 0.00%, and annual risk-free interest rate of 1.7%. The  fair value of the Junior Participation Agreement Warrants of $0.6 million was expensed to selling, general, and administrative expense during the six months ended March 31, 2020.

Amendment to Junior Participation Agreement – Term B Loan and Warrants Issued

On March 26, 2020, in connection with the Eighth Amendment to the Financing Agreement, the Ravich Entities entered into the First Amendment to the Junior Participation Agreement (“First Amendment to Junior Participation Agreement”). The amended terms under the First Amendment to Junior Participation Agreement include:

•	Interest earned on Term B Loan to be 100% in kind, at a rate equal to the Cerberus Term Loan plus 4.00%, until Cerberus Term Loan is paid in full instead of a mixture of cash and in kind; and

•

Interest earned on the Backstop Letter Agreement (see “Backstop Letter Agreement” discussion below), to be 100% in kind until Cerberus Term Loan is paid in full instead of a mixture of cash and in kind.

In connection with the First Amendment to Junior Participation Agreement, the Company issued fully vested warrants to purchase 0.4 million shares of the Company’s common stock (“First Amendment to Junior Participation Agreement Warrants”) to the Ravich Entities, with a five year term and an exercise price equal to the lesser of the 10-day trailing average closing price of the Company’s common stock as traded on the Nasdaq Stock Market on (i) March 26, 2020 or (ii) six months from March 26, 2020. The 10-day trailing average closing price of the Company’s common stock on the issuance date was $0.72.

The fair value of the First Amendment to Junior Participation Agreement Warrants was calculated using the Black Scholes Model with the following assumptions:  contractual life of five years, volatility of 43.8%, dividend yield of 0.00%, and annual risk-free interest rate of 0.5%. The fair value of the First Amendment to Junior Participation Agreement Warrants of $0.1 million was expensed to selling, general, and administrative expense during the three months ended March 31, 2020.

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Amendment to the Junior Participation Agreements – Term C Loan

On May 12, 2020, in connection with, and as a condition to, the Ninth Amendment, certain stockholders of the Company (“Term C Loan Junior Participants”), including Mr. Ravich, entered into or amended certain Junior Participation Agreements (collectively, “Term C Loan Junior Participation Agreements”) with Cerberus.  Pursuant to the Term C Loan Junior Participation Agreements, the Term C Loan Junior Participants acquired junior participation interests in Term C Loan in an aggregate amount of $5.6 million on May 13, 2020 (“Term C Loan”).  Additionally, Mr. Ravich agreed to acquire additional junior participation interests in the Term B Loan in an aggregate amount of (i) $2.5 million on December 31, 2020 and (ii) $2.5 million on March 31, 2021.

The $5.6 million Term C Loan is convertible, at the option of the Term C Loan Junior Participants, into shares of the Company’s common stock, at a conversion price equal to 120% of the trailing ten business day closing price of the Company’s common stock prior to the transaction date or the six-month anniversary thereof, whichever is lower.

The $5.6 million Term C Loan and the $5.0 million additional Term B Loan are junior and subordinate to the Cerberus Debt in all respects and have no quarterly payments. Beginning May 12, 2020, the $5.6 million Term C Loan accrues interest in kind at the same rate per annum as the Cerberus Term Loan, payable on the Maturity Date.  Beginning December 31, 2020, the $5.0 million additional Term B Loan will accrue interest in kind at the same rate per annum as the Cerberus Term Loan plus 4.00% per annum, payable on the Maturity Date.

Summary of the Financing Agreement and Amendments

The Financing Agreement and amendments thereto are summarized below (in thousands):

Description	Use of Proceeds	Origination Date	Interest Rate *	Quarterly Payments**	Balance at March 31, 2020
Term Loan:
Financing Agreement	Phoenix acquisition	August 2015	8.25% to 8.80%	$1,610	$58,138
First Amendment	Color Optics acquisition	July 2016	8.25% to 8.80%	175	6,333
Third Amendment	Printing Components Business acquisition	October 2017	8.25% to 8.80%	151	5,434
Fourth Amendment	Working capital	November 2018	8.25% to 8.80%	114	4,130
Sixth Amendment (Term B loan)	N/A	December 2019	12.25% to 12.80%	—	4,153
			Totals	$2,050	$78,188
Line of Credit:
Cerberus/PNC Revolver (includes Second, Fifth, Seventh, and Eighth Amendments)	Working capital	August 2015	10.50% to 10.75%	$—	$19,536

*	Range of annual interest rates accrued during the six months ended March 31, 2020.
**	See “Ninth Amendment to the Financing Agreement” above for discussion of the elimination of the quarterly principal payment obligations for June 30, 2020 and September 30, 2020.

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

In certain instances, ALJ is required to make mandatory term loan payments if ALJ receives cash outside the normal course of business. As a result, during the six months ended March 31, 2020 and 2019, ALJ made mandatory payments of $0.9 million and $0.4 million, respectively.

As of March 31, 2020 ALJ will be assessed a prepayment penalty equal to 2% and 1% of the outstanding Cerberus Debt plus any unused available credit on the PNC Revolver if the Cerberus Term Loan is repaid before November 28, 2020 and November 28, 2021, respectively. ALJ may make payments of up to $7.0 million against the loan with no penalty. A final balloon payment is due on the Maturity Date.

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Cerberus Debt is secured by substantially all the Company’s assets and imposes certain limitations on the Company, including its ability to incur debt, grant liens, initiate certain investments, declare dividends and dispose of assets. The Cerberus Debt also requires ALJ to comply with certain debt covenants. As of March 31, 2020, ALJ was in compliance with all debt covenants and had unused borrowing capacity of $7.2 million.

Backstop Letter Agreement

In November 2018, in connection with the Fourth Amendment to the Financing Agreement (“Fourth Amendment”), the Company entered into a Backstop Letter Agreement with Jess Ravich. Pursuant to the Backstop Letter Agreement, Mr. Ravich agreed to provide a “backstop” that enabled the Company to satisfy an alternative financing requirement as required by the Fourth Amendment. Mr. Ravich agreed that, if the Company is unable to locate alternative financing on terms, conditions and timing reasonably acceptable to it, and if required by Cerberus, he would satisfy the alternative financing requirement. In connection with the Backstop Letter Agreement, the Company’s Audit Committee and independent directors reviewed, approved and agreed to a backstop fee package, pursuant to which the Company paid a one-time backstop fee of $0.1 million to Mr. Ravich’s trust. Additionally, if the purchase of such subordinated debt is required by Cerberus and the Company has failed to secure a financing alternative more advantageous to the Company, the Company will issue a five-year warrant (“Warrant”) to purchase 1.5 million shares of ALJ common stock at an exercise price equal to the average closing price of the Company’s common stock as reported on The Nasdaq Stock Market for the 30 trading days preceding the warrant issuance date to Mr. Ravich’s trust.

The Term C Loan Junior Participation Agreements discussed above satisfied the alternative financing requirement.

Loan Amendment Fees

ALJ has accounted for all loan amendments as debt modifications pursuant to ASC 470, Debt.

During the three and six months ended March 31, 2020, ALJ paid $0.3 million and $0.7 million, respectively, of legal and other fees of which $0.2 million and $0.5 million, respectively, were added to deferred loan costs and are being amortized to interest expense through the Maturity Date. The remaining fees of $0.1 million and $0.2 million were expensed to selling, general, and administrative expense during the three and six months ended March 31, 2020, respectively.

During the six months ended March 31, 2019, ALJ paid legal and other fees totaling $0.6 million, of which $0.4 million were added to deferred loan costs and are being amortized to interest expense through the maturity date. The remaining fees of $0.2 million were expensed to selling, general, and administrative expense.

Contingent Loan Costs

Pursuant to the Financing Agreement, ALJ is required to pay a fee (a “Contingent Payment”) in each of three consecutive annual periods which began on May 27, 2018, if at any time during each annual period there are any amounts outstanding on the Cerberus/PNC Revolver. Such Contingent Payments become due and payable on the first day within each annual period there is an outstanding balance on the Cerberus/PNC Revolver.  ALJ made the first Contingent Payment during May 2018 and the second Contingent Payment during May 2019. Both Contingent Payments were added to deferred loan costs and amortized to interest expense for one year following the respective Contingent Payment. As of March 31, 2020, one Contingent Payment remained outstanding.

Equipment Financing

In December 2018, Phoenix purchased a Heidelberg Press for $4.1 million pursuant to an equipment financing agreement (“Equipment Financing”). The Equipment Financing term is 36 months, requires monthly principal and interest payments, accrues interest at 4.94% per year, and is secured by the Heidelberg Press.

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Estimated Future Minimum Principal Payments

Estimated future minimum principal payments for the Cerberus Debt and Equipment Financing are as follows (in thousands):

Year Ending March 31,	Equipment Financing	Cerberus Debt	Total
2021	$1,333	$4,100	$5,433
2022	1,180	2,050	3,230
2023	—	2,050	2,050
2023	—	2,050	2,050
2024*	—	87,474	87,474
Total	$2,513	$97,724	$100,237

*	The majority of this amount is the final balloon payment due on the Maturity Date.

Capital Lease Obligations

Faneuil and Phoenix lease equipment under non-cancelable capital leases. As of March 31, 2020, future minimum payments under non-cancelable capital leases with initial or remaining terms of one year or more are as follows (in thousands):

Year Ending March 31,	Estimated Future Payments
2021	$3,337
2022	1,973
2023	1,571
2024	435
Total minimum required payments	7,316
Less: current portion of capital lease obligations	(3,154)
Less: imputed interest	(333)
Capital lease obligations, less current portion	$3,829

9. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases real estate, equipment, and vehicles under non-cancellable operating leases. As of March 31, 2020, future minimum rental commitments, net of sublease income, under non-cancellable leases were as follows (in thousands):

Year Ending March 31,	Future Minimum Lease Payments
2021	$7,953
2022	7,242
2023	6,615
2024	6,412
2025	6,858
Thereafter	26,577
Total	$61,657

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Employment Agreements

ALJ maintains employment agreements with certain key executive officers that provide for a base salary and an annual bonus, with annual bonus amounts to be determined by the Board of Directors or the Chief Executive Officer. The agreements also provide for involuntary termination payments, which includes base salary, performance bonus, medical premiums, stock options, non-competition provisions, and other terms and conditions of employment. As of March 31, 2020, contingent termination payments related to base salary and medical premiums totaled $1.3 million.

Surety Bonds

As part of Faneuil’s normal course of operations, certain customers require surety bonds guaranteeing the performance of a contract. As of March 31, 2020, the face value of such surety bonds, which represents the maximum cash payments that Faneuil’s surety would be obligated to pay under certain circumstances of non-performance, was $30.0 million. To date, Faneuil has not made any non-performance payments to any of its sureties.

Letters of Credit

The Company had letters of credit totaling $2.9 million outstanding as of March 31, 2020.

Vendor Commitment

In March 2020, Faneuil entered into a Master Services Agreement (“Faneuil MSA”) with a vendor whereby the vendor agreed to provide call center representatives for certain contracts.  The Faneuil MSA has a $9.7 million, 12-month minimum commitment (“Minimum Commitment”), which must be reached before March 23, 2021.  As of March 31, 2020, the entire Minimum Commitment was outstanding.

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

The matter was tried in a bench trial from April 30, 2018 through May 2, 2018. On May 15, 2018, the Richmond Circuit Court issued its opinion, which dismissed both Faneuil’s complaint and 3M’s counterclaim with prejudice. No monetary damages were awarded to either Faneuil or 3M. As a result of the Richmond Circuit Court’s opinion, ALJ recorded a non-cash litigation loss of $2.9 million (the outstanding unreserved receivable from 3M), which was included in selling, general, and administrative expense during the year ended September 30, 2018. The matter was appealed to the Supreme Court of Virginia where Faneuil was awarded approximately $1.2 million, plus pre- and post-judgment interest. The matter was remanded to the trial court for calculation of interest and entry of final judgment. Faneuil and 3M settled on the amount of interest to be paid. The final judgment plus interest, which totaled $1.5 million, was received and recorded by Faneuil in December 2019. Of the total $1.5 million, $1.3 million was booked as a reduction to selling, general, and administrative expense, and $0.2 million was booked to interest from legal settlement on the statement of operations during the six months ended March 31, 2020.

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

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The parties are currently engaged in limited discovery. A court-ordered mediation is scheduled between the parties for November 2020. Faneuil believes this action is without merit and intends to defend this case vigorously. The Company has not accrued any amounts related to the Marshall claim as of March 31, 2020.

Other Litigation

The Company has been named in, and from time to time may become named in, various other lawsuits or threatened actions that are incidental to our ordinary business. Litigation is inherently unpredictable. Any claims against the Company, whether meritorious or not, could be time-consuming, cause the Company to incur costs and expenses, require significant amounts of management time and result in the diversion of significant operational resources. The results of these lawsuits and actions cannot be predicted with certainty. The Company concluded as of March 31, 2020 that the ultimate resolution of these matters (including the matters described above) will not have a material adverse effect on the Company’s business, consolidated financial position, results of operations or cash flows.

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

10. EQUITY

Common Stock Activity during the Six Months ended March 31, 2020

ALJ did not have any common stock activity during the six months ended March 31, 2020.

Common Stock Activity during the Six Months ended March 31, 2019

During the six months ended March 31, 2019, ALJ retired 84,000 shares of common stock, which were received by ALJ as part of a settlement agreement related to Faneuil’s acquisition of certain customer management outsourcing business assets and liabilities (the “CMO Business”) in May 2017. In connection with the settlement, ALJ recognized a $0.1 million gain during the six months ended March 31, 2019, which was included with loss (gain) on disposal of assets and other gain, net on the statement of operations.

Equity Incentive Plans

ALJ’s equity incentive plans are broad-based, long-term programs intended to attract and retain talented employees and align stockholder and employee interests.

Stock-Based Compensation.

The following table sets forth the total stock-based compensation expense included in selling, general, and administrative expense on the statement of operations:

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands)	2020	2019	2020	2019
Stock options	$84	$84	$168	$168
Common stock awards	27	102	55	203
Total stock-based compensation expense	$111	$186	$223	$371

At March 31, 2020, ALJ had approximately $0.2 million of total unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of approximately one year.

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Stock Option Awards. ALJ had no option grants or exercises during the six months ended March 31, 2020 or 2019. ALJ had no option forfeitures during the six months ended March 31, 2020 and had forfeitures of 20,000 options during the six months ended March 31, 2019.

The “intrinsic value” of options is the excess of the value of ALJ stock over the exercise price of such options. The total intrinsic value of options outstanding (of which all are vested) was less than $0.1 million at March 31, 2020.

Common Stock Awards. Members of ALJ’s Board of Directors receive a director compensation package that includes an annual common stock award. In connection with such awards, ALJ recorded stock-based compensation expense of less than $0.1 million and $0.1 million for the three months ended March 31, 2020 and 2019, respectively, and $0.1 million and $0.2 million for the six months ended March 31, 2020 and 2019, respectively.

Common Stock Options and Warrants Outstanding at March 31, 2020

As of March 31, 2020, ALJ had 1.7 million stock options with a weighted average exercise price of $3.39 outstanding, and warrants exercisable to purchase 2.9 million shares of common stock with a weighted average exercise price of $1.40 outstanding.

Nasdaq Notifications

On April 9, 2020, the Company received a letter from the Listing Qualifications Department of the Nasdaq indicating that, based upon the closing bid price of ALJ’s common stock for the last 30 consecutive business days, the Company did not meet the minimum bid price of $1.00 per share required for continued listing on The Nasdaq Global Market pursuant to Nasdaq Listing Rule 5450(a)(1).

Pursuant to the initial Nasdaq notice and Rule 5810(c)(3)(A) of the Nasdaq Listing Rules, the Company has 180 calendar days from the date of the notice, or until October 6, 2020, to regain compliance with the minimum bid price requirement in Rule 5550(a)(2) by achieving a closing bid price for ALJ’s common stock of at least $1.00 per share over a minimum of 10 consecutive business days. However, on April 17, 2020, the Company received a second letter from the Nasdaq indicating that, given the extraordinary market conditions, effective as of April 16, 2020, the Nasdaq has determined to toll the compliance periods for the minimum bid price requirement through June 30, 2020. As a result, since ALJ had 173 calendar days remaining in its bid price compliance period as of April 16, 2020, the Company will, upon reinstatement of minimum bid price requirement, still have 173 calendar days from July 1, 2020, or until December 21, 2020, to regain compliance.

However, the Company can provide no assurance that it will be able to regain compliance with the minimum bid price requirement prior to December 21, 2020 or will otherwise remain in compliance with other Nasdaq listing requirements. If ALJ anticipates it will be unable to regain compliance with the minimum bid price requirement, the Company may, among other things, execute a reverse stock split of its common stock on or prior to December 21, 2020, in order to regain compliance.  However, if the Company is unable to regain compliance with the minimum bid price requirement or remain in compliance with any of the other continued listing requirements, the Nasdaq may take steps to delist our common stock, which could have adverse results, including, but not limited to, a decrease in the liquidity and market price of our common stock, loss of confidence by our employees and investors, loss of business opportunities, and limitations in potential financing options.

11. INCOME TAX

Before consideration of discrete tax adjustments, ALJ’s effective forecasted annual tax rate for the six months ended March 31, 2020 was 6.0% as a result of generating state taxable income, offset by changes to the valuation allowance recorded against net deferred tax assets.  In addition, ALJ recorded discrete tax benefit of $0.7 million related to impairment of goodwill of $59.0 million.  See Note 6.  ALJ’s effective tax rate for the six months ended March 31, 2019 was 30.0% as a result of generating state income tax.  The decrease in the effective tax rate was attributable to a decrease in forecasted taxable income, as well as changes to the valuation allowance recorded against net deferred tax assets.

The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted on March 27, 2020.  The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side payroll tax, net operating loss carryback periods, alternative minimum tax credit refunds, and modifications to the net interest deduction limitations.  For the three and six months ended March 31, 2020, the CARES Act did not have a material impact on ALJ's results of operations, cashflows, or financial position.

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On December 22, 2017, the President of the United States signed and enacted into law H.R. 1 (the “Tax Reform Law”).  As a result of the Tax Reform Law, ALJ qualified for a $1.8 million alternative minimum tax (“AMT”) refund, of which $0.9 million was recorded as an income tax receivable and $0.9 million was recorded as a deferred tax asset at September 30, 2019.  ALJ received $0.9 million in November 2019.  As of September 30, 2019, ALJ anticipated receiving the remaining $0.9 million AMT refund ratably over the next several years. The CARES Act allowed ALJ to apply for quicker receipt of the remaining $0.9 million AMT refund. As a result, ALJ reclassed $0.9 million from a deferred tax asset to an income tax receivable at March 31, 2020.

12. RELATED-PARTY TRANSACTIONS

Harland Clarke Holdings Corp. (“Harland Clarke”), a stockholder who owns ALJ shares in excess of five percent, had a contract with Faneuil to provide call center services for Harland Clarke’s banking-related products. The contract completed in March 2019. Faneuil did not recognize revenue or cost of revenue subsequent to such completion date. Faneuil recognized revenue from Harland Clarke totaling $0.1 million for both the three and six months ended March 31, 2019. The associated cost of revenue was $0.1 million for the three and six months ended March 31, 2019. All revenue from Harland Clarke contained similar terms and conditions as those found in other transactions of this nature entered into by Faneuil. Harland Clarke did not owe Faneuil any amounts at March 31, 2020 or September 30, 2019.

13. REPORTABLE SEGMENTS AND GEOGRAPHIC INFORMATION

Reportable Segments

As discussed in Note 1, ALJ has organized its business along three reportable segments (Faneuil, Carpets, and Phoenix), together with a corporate group for certain support services. ALJ’s operating segments are aligned on the basis of products, services, and industry. The Chief Operating Decision Maker (“CODM”) is ALJ’s Chief Executive Officer. The CODM manages the business, allocates resources to, and assesses the performance of each operating segment using information about its net revenue and segment adjusted EBITDA. ALJ defines segment adjusted EBITDA as segment net income (loss) before depreciation and amortization expense, interest expense, litigation loss, recovery of litigation loss, restructuring and cost reduction initiatives, loan amendment expenses, fair value of warrants issued in connection with loan amendments, stock-based compensation, acquisition-related expenses, (loss) gain on disposal of assets and other gain, net, provision for income taxes, and other non-recurring items. Such amounts are detailed in our segment reconciliation below. The accounting policies for segment reporting are the same as for ALJ as a whole.

The following tables present ALJ’s segment information for the three and six months ended March 31, 2020 and 2019:

	Three Months Ended March 31, 2020
(in thousands)	Faneuil	Carpets	Phoenix	ALJ	Total
Net revenue	$58,825	$10,548	$26,653	$—	$96,026

Segment adjusted EBITDA	$1,372	$55	$4,178	$(894)	$4,711
Impairment of goodwill					(59,047)
Depreciation and amortization expense					(4,918)
Interest expense					(2,844)
Restructuring and cost reduction initiatives					(475)
Loan amendment fees					(239)
Fair value of warrants issued in connection with loan amendments					(122)
Stock-based compensation					(111)
Acquisition-related expenses					(50)
Benefit from income taxes					1,297
Net loss					$(61,798)

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Six Months Ended March 31, 2020
(in thousands)	Faneuil	Carpets	Phoenix	ALJ	Total
Net revenue	$117,392	$20,322	$48,777	$—	$186,491

Segment adjusted EBITDA	$3,025	$(23)	$7,018	$(1,949)	$8,071
Impairment of goodwill					(59,047)
Depreciation and amortization expense					(10,160)
Interest expense					(5,408)
Restructuring and cost reduction initiatives					(790)
Fair value of warrants issued in connection with loan amendments					(716)
Loan amendment expenses					(414)
Stock-based compensation					(223)
Acquisition-related expenses					(99)
Loss (gain) on disposal of assets and other gain, net					(2)
Interest from legal settlement					200
Recovery of litigation loss					1,256
Benefit from income taxes					1,257
Net loss					$(66,075)

	Three Months Ended March 31, 2019
(in thousands)	Faneuil	Carpets	Phoenix	ALJ	Total
Net revenue	$46,590	$12,088	$29,318	$—	$87,996

Segment adjusted EBITDA	$2,793	$272	$6,335	$(659)	$8,741
Depreciation and amortization expense					(4,837)
Interest expense					(2,625)
Restructuring and cost reduction initiatives					(332)
Provision for income taxes					(202)
Stock-based compensation					(186)
Loan amendment fees					(136)
Net income					$423

	Six Months Ended March 31, 2019
(in thousands)	Faneuil	Carpets	Phoenix	ALJ	Total
Net revenue	$101,792	$24,450	$55,538	$—	$181,780

Segment adjusted EBITDA	$7,739	$432	$10,556	$(1,380)	$17,347
Depreciation and amortization expense					(9,283)
Interest expense					(5,340)
Restructuring and cost reduction initiatives					(603)
Provision for income taxes					(490)
Stock-based compensation					(371)
Loan amendment fees					(337)
Acquisition-related expenses					(12)
Loss (gain) on disposal of assets and other gain, net					223
Net income					$1,134

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Geographic Information

Substantially all of the Company’s assets were located in the United States. Substantially all of the Company’s revenue was earned in the United States.

14. SUBSEQUENT EVENTS

Other than the Ninth Amendment as disclosed in Note 8 (see Ninth Amendment to the Financing Agreement), ALJ did not have any subsequent events.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided in addition to the accompanying condensed consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition and cash flows. MD&A is organized as follows:

•	Overview. Discussion of our business and overall analysis of financial and other highlights affecting us to provide context for the remainder of MD&A.
•	Results of Operations. An analysis comparing our financial results for the three and six months ended March 31, 2020 to the three and six months ended March 31, 2019.
•

Liquidity and Capital Resources. An analysis comparing our cash flows for the six months ended March 31, 2020 to the six months ended March 31, 2019, and discussion of our financial condition and liquidity.

•	Contractual Obligations. Discussion of contractual obligations as of March 31, 2020.
•	Off-Balance Sheet Arrangements. Discussion of off-balance sheet arrangements as of March 31, 2020.
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

Revision of Previously Reported Financial Information

During the first quarter of our current fiscal year, we identified and reclassified certain expenses between cost of revenue and selling, general, and administrative expenses. For additional details, see “Part I, Item 1. Financial Statements – Note 1. Organization and Basis of Presentation.”  Accordingly, we have revised previously issued financial statements contained in this Quarterly Report on Form 10-Q to reflect the revisions in the corresponding periods. Management’s discussion and analysis included herein is based on the revised financial results for the three and six months ended March 31, 2019.

Impact of Coronavirus Pandemic

In March 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic, which continues to spread throughout the world. COVID-19 is having an unprecedented impact on the U.S. economy as federal, state, and local governments react to this public health crisis.

Currently, all ALJ’s subsidiaries have been deemed “Essential Services” and have continued to operate. As such, COVID-19 did not directly impact ALJ’s results of operations for the three months ended March 31, 2020. However, the Company took immediate actions to enable working-from-home where possible and put in place increased safety precautions, including social distancing, at other locations where essential services on site are required. The duration of these measures is unknown, may be extended and additional measures may be imposed.

Management expects that ALJ could be impacted in the near term by lower volumes in several parts of its business, resulting in lower revenue and profit. While the impact of COVID-19 on future financial position, results of operations and cash flows cannot be estimated with certainty, such impact could be significantly negative. The extent to which COVID-19 impacts ALJ’s operations will depend on future developments, which are highly uncertain, including, among others, the duration of the outbreak, new information that may emerge concerning the severity of COVID-19 and the actions, especially those taken by governmental authorities, to contain the pandemic or treat its impact. As events are rapidly changing, additional impacts may arise that are not known at this time. See “Part II, Item 1A, Risk Factors, for an additional discussion of risk related to COVID-19.”

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

The following table sets forth certain condensed consolidated statements of operations data as a percentage of net revenue for each period as follows:

	Three Months Ended March 31, 2020		Three Months Ended March 31, 2019
		% of		% of
(in thousands, except per share amounts)	Dollars	Net Revenue	Dollars	Net Revenue
Net revenue (1)
Faneuil	$58,825	61.3%	$46,590	52.9%
Carpets	10,548	11.0	12,088	13.7
Phoenix	26,653	27.8	29,318	33.3
Consolidated net revenue	96,026	100.0	87,996	100.0
Cost of revenue (2)
Faneuil	50,337	85.6	38,035	81.6
Carpets	8,463	80.2	9,576	79.2
Phoenix (3)	19,963	74.9	21,046	71.8
Consolidated cost of revenue	78,763	82.0	68,657	78.0
Selling, general, and administrative expense (2)
Faneuil	7,964	13.5	5,899	12.7
Carpets	2,030	19.2	2,335	19.3
Phoenix	3,648	13.7	3,238	11.0
ALJ	1,007	—	845	—
Consolidated selling, general, and administrative expense	14,649	15.3	12,317	14.0
Depreciation and amortization expense (2)
Faneuil	3,117	5.3	2,968	6.4
Carpets	141	1.3	237	2.0
Phoenix (4)	560	2.1	567	1.9
Consolidated depreciation and amortization expense	3,818	4.0	3,772	4.3
Impairment of goodwill (5)	59,047	61.5	—	0.0
Total consolidated operating expenses (5)	156,277	162.7	84,746	96.3
Consolidated operating (loss) income	(60,251)	(62.7)	3,250	3.7
Interest expense (5)	(2,844)	(3.0)	(2,625)	(3.0)
Benefit from (provision for) income taxes (5)	1,297	1.4	(202)	(0.2)
Net (loss) income (5)	$(61,798)	(64.4)	$423	0.5
(Loss) earnings per share of common stock–basic and diluted	$(1.47)		$0.01

(1)	Percentage is calculated as segment net revenue divided by consolidated net revenue.
(2)	Percentage is calculated as a percentage of the respective segment net revenue.
(3)	Includes depreciation expense of $1.1 million for both the three months ended March 31, 2020 and 2019.

(4)

Primarily amortization of intangible assets. Total depreciation and amortization expense for Phoenix, including depreciation expense captured in cost of revenue, was $1.7 million and $1.6 million for the three months ended March 31, 2020 and 2019, respectively.

(5)	Percentage is calculated as a percentage of consolidated net revenue.

Net Revenue

	Three Months Ended March 31,
(in thousands)	2020	2019	$ Change	% Change
Faneuil	$58,825	$46,590	$12,235	26.3%
Carpets	10,548	12,088	(1,540)	(12.7)
Phoenix	26,653	29,318	(2,665)	(9.1)
Consolidated net revenue	$96,026	$87,996	$8,030	9.1%

Faneuil Net Revenue

Faneuil net revenue for the three months ended March 31, 2020 was $58.8 million, an increase of $12.2 million, or 26.3%, compared to net revenue of $46.6 million for the three months ended March 31, 2019. The increase was mainly attributable to a $14.6 million increase in new customer contracts, offset by a $1.4 million net decrease in existing customers mostly due to lower call volumes, and a $1.0 million reduction driven by the completion of customer contracts.

The following table reflects the amount of Faneuil’s backlog, which represents multi-year contract deliverables, by the year Faneuil expects to recognize such net revenue:

	As of March 31,
(in millions)	2020	2019
Within one year	$225.6	$167.6
Between one year and two years	146.5	123.6
Between two years and three years	102.6	55.9
Between three years and four years	63.4	28.3
Thereafter	69.1	28.0
Total Faneuil backlog	$607.2	$403.4

The increase in Faneuil backlog at March 31, 2020 compared to March 31, 2019 was primarily driven by one large multi-year transportation contract award and several new healthcare customer contract awards.

Carpets Net Revenue

Carpets net revenue for the three months ended March 31, 2020 was $10.5 million, a decrease of $1.5 million, or 12.7%, compared to net revenue of $12.1 million for the three months ended March 31, 2019. The decrease was primarily attributable to lower sales volumes in flooring, cabinets, and granite. The decrease in volumes from large builders was somewhat offset by the increased volumes from commercial customers as a result of Carpets’ efforts to attract and service multi-family construction projects.

Carpets backlog represents open purchase orders. Carpets total contract backlog, which is expected to be fully realized within the next 12 months, as of March 31, 2020 was $8.3 million compared to $11.4 million as of March 31, 2019. The decrease in Carpets backlog at March 31, 2020 compared to March 31, 2019, was the result of a lower sales pipeline.

Phoenix Net Revenue

Phoenix net revenue for the three months ended March 31, 2020 was $26.7 million, a decrease of $2.7 million, or 9.1%, compared to net revenue of $29.3 million for the three months ended March 31, 2019. The decrease was primarily attributable to lower component sales primarily related to education.

The following table reflects the amount of Phoenix’s backlog, which represents executed contracts that contain minimum volume commitments over multiple years for future product deliveries, by the year Phoenix expects to recognize such net revenue:

	As of March 31,
(in millions)	2020	2019
Within one year	$70.7	$69.5
Between one year and two years	59.8	44.4
Between two years and three years	50.2	22.1
Between three years and four years	132.9	10.9
Total Phoenix backlog	$313.6	$146.9

The increase in Phoenix backlog at March 31, 2020 compared to March 31, 2019 was primarily driven by the multi-year extension of a strategic customer supply agreement, with increased volume commitments, that was executed during the three months ended March 31, 2020.

For further discussion of our subsidiaries’ backlog, see “Part II, Item 1A. Risk Factors - Risks Related to our Business Generally and our Common Stock - We may not receive the full amounts estimated under the contracts in our backlog, which could reduce our net revenue in future periods below the levels anticipated. This makes backlog an uncertain indicator of future operating results.”

Cost of Revenue

	Three Months Ended March 31,
(in thousands)	2020	2019	$ Change	% Change
Faneuil	$50,337	$38,035	$12,302	32.3%
As a percentage of segment net revenue	85.6%	81.6%
Carpets	8,463	9,576	(1,113)	(11.6)
As a percentage of segment net revenue	80.2%	79.2%
Phoenix	19,963	21,046	(1,083)	(5.1)
As a percentage of segment net revenue	74.9%	71.8%
Consolidated cost of revenue	$78,763	$68,657	$10,106	14.7%

Faneuil Cost of Revenue

Faneuil cost of revenue for the three months ended March 31, 2020 was $50.3 million, an increase of $12.3 million, or 32.3%, compared to cost of revenue of $38.0 million for the three months ended March 31, 2019. The increase in cost of revenue was a direct result of the increased net revenue, inefficiencies related to the startup of new contracts, operational challenges related to the expansion of certain ongoing contracts, and higher rent expense.  During the three months ended March 31, 2020, as compared to the three months ended March 31, 2019, cost of revenue as a percentage of segment net revenue increased to 85.6% from 81.6% as a result of the above mentioned items other than the increased net revenue.

Carpets Cost of Revenue

Carpets cost of revenue for the three months ended March 31, 2020 was $8.5 million, a decrease of $1.1 million, or 11.6%, compared to cost of revenue of $9.6 million for the three months ended March 31, 2019. The absolute dollar decrease in cost of revenue was mainly attributable to decreased net revenue.  During the three months ended March 31, 2020, as compared to the three months ended March 31, 2019, cost of revenue as a percentage of segment net revenue increased slightly to 80.2% from 79.2% in the normal course of business.

Phoenix Cost of Revenue

Phoenix cost of revenue for the three months ended March 31, 2020 was $20.0 million, a decrease of $1.1 million, or 5.1%, compared to cost of revenue of $21.0 million for the three months ended March 31, 2019. During the three months ended March 31, 2020, as compared to the three months ended March 31, 2019, cost of revenue as a percentage of segment net revenue increased to 74.9% from 71.8%. Phoenix experiences normal fluctuations to cost of revenue as a percentage of net revenue as a result of changes to the mix of products sold.

Selling, General, and Administrative Expense

	Three Months Ended March 31,
(in thousands)	2020	2019	$ Change	% Change
Faneuil	$7,964	$5,899	$2,065	35.0%
Carpets	2,030	2,335	(305)	(13.1)
Phoenix	3,648	3,238	410	12.7
ALJ	1,007	845	162	19.2
Consolidated selling, general and administrative expense	$14,649	$12,317	$2,332	18.9%

Faneuil Selling, General, and Administrative Expense

Faneuil selling, general, and administrative expense for the three months ended March 31, 2020 was $8.0 million, an increase of $2.1 million, or 35%, compared to selling, general, and administrative expense of $5.9 million for the three months ended March 31, 2019. The increase was primarily attributable to an increase of $1.3 million to support new customers, $0.4 million loan amendment fees, including a non-cash expense of $0.1 million for the fair value of warrants issued in connection with the loan amendment, and $0.4 million to shut down a call center and pay severance as part of Faneuil’s cost reduction initiative.  During the three months ended March 31, 2020 compared to the three months ended March 31, 2019, selling, general, and administrative expense as a percentage of segment net revenue increased slightly to 13.5% from 12.7%. Certain selling, general, and administrative expenses do not fluctuate directly with net revenue. As such, we expect selling, general, and administrative expense as a percentage of segment net revenue to fluctuate.

Carpets Selling, General, and Administrative Expense

Carpets selling, general, and administrative expense was $2.0 million for the three months ended March 31, 2020, a decrease of $0.3 million, or 13.1%, compared to selling, general, and administrative expense of $2.3 million for the three months ended March 31, 2019. The decrease was primarily attributable to process improvements and cost reductions throughout the organization. Selling, general, and administrative expense as a percentage of segment net revenue remained consistent at 19.2% and 19.1% for the three months ended March 31, 2020 and 2019, respectively. Certain selling, general, and administrative expenses do not fluctuate directly with net revenue. As such, we expect selling, general, and administrative expense as a percentage of segment net revenue to fluctuate.

Phoenix Selling, General, and Administrative Expense

Phoenix selling, general, and administrative expense for the three months ended March 31, 2020 was $3.6 million, an increase of $0.4 million, or 12.7%, compared to selling, general, and administrative expense of $3.2 million for the three months ended March 31, 2019. The increase was mainly attributable to the $0.3 million bad debt allowance recorded during the three months ended March 31, 2020 as a result of a Phoenix customer’s bankruptcy reorganization. Phoenix does not expect the customer’s bankruptcy reorganization to impact future orders.  Selling, general, and administrative expense as a percentage of segment net revenue increased to 13.7% for the three months ended March 31, 2020 from 11.0% for the three months ended March 31, 2019, which was mainly attributable to the reduction in net revenue and the previously mentioned bad debt allowance. Certain selling, general, and administrative expenses do not fluctuate directly with net revenue. As such, we expect selling, general, and administrative expense as a percentage of segment net revenue to fluctuate.

ALJ Selling, General, and Administrative Expense

ALJ selling, general, and administrative expense for the three months ended March 31, 2020 was $1.0 million, an increase of $0.2 million, or 19.2%, compared to selling, general, and administrative expense of $0.8 million for the three months ended March 31, 2019.   The increase was mainly personnel related, including the hiring of headcount to support our business and our strategy of acquisitions. We expect selling, general, and administrative expense to fluctuate in the future as we comply with SEC reporting requirements and regulations and allocate certain expenses to our subsidiaries.

Depreciation and Amortization Expense

	Three Months Ended March 31,
(in thousands)	2020	2019	$ Change	% Change
Faneuil	$3,117	$2,968	$149	5.0%
Carpets	141	237	(96)	(40.5)
Phoenix	560	567	(7)	(1.2)
Consolidated depreciation and amortization expense	$3,818	$3,772	$46	1.2%

Faneuil Depreciation and Amortization Expense

Faneuil depreciation and amortization expense for the three months ended March 31, 2020 was $3.1 million, an increase of $0.1 million, or 5.0%, compared to depreciation and amortization expense of $3.0 million for the three months ended March 31, 2019. The increase was attributable to leasehold improvements for new call center buildouts, and capital equipment purchased to support new and expanded contracts. Faneuil expects future depreciation and amortization expense to increase as Faneuil continues to invest in its business, which includes opening new call centers. Because certain Faneuil contracts require capital investments such as lease buildouts, Faneuil depreciation and amortization expense is impacted by the timing of new contracts and the completion of existing contracts.

Carpets Depreciation and Amortization Expense

Carpets depreciation and amortization expense for the three months ended March 31, 2020 was $0.1 million, a decrease of $0.1 million, or 40.5%, compared to depreciation and amortization expense of $0.2 million for the three months ended March 31, 2019. The decrease was attributable to fully amortized intangible assets.

Phoenix Depreciation and Amortization Expense

Phoenix depreciation and amortization expense consists primarily of amortization of acquisition-related intangible assets. Depreciation and amortization expense was consistent at $0.6 million for both the three months ended March 31, 2020 and 2019.

Impairment of Goodwill

As a result of the decline in ALJ’s market capitalization, downward economic pressure, declines in actual and forecasted results of operations including the estimated effects of COVID-19, management determined that it was more likely than not that the fair value of goodwill for all three reporting units was below each reporting unit’s respective carrying amount. As such, management performed an interim impairment test as of March 31, 2020, based on discounted cash flows, which were derived from internal forecasts and more cautious economic expectations for all three reporting units.

As a result of the interim test, ALJ recognized a non-cash impairment of goodwill totaling $59.0 million during the three months ended March 31, 2020.

Interest Expense

Interest expense for the three months ended March 31, 2020 was $2.8 million, an increase of $0.2 million, or 8.3%, compared to $2.6 million for the three months ended March 31, 2019.  The increase was attributable to the additional amortization of loan amendment fees and to a lesser extent, the increased weighted-average outstanding balance on our line of credit used to fund working capital requirements.

Benefit from (Provision for) Income Taxes

We recorded a benefit from income taxes of $1.3 million for the three months ended March 31, 2020 compared to a provision for income taxes of $0.2 million for the three months ended March 31, 2019. Our benefit from income taxes for the three months ended March 31, 2020 was the result of generating state taxable income, offset by changes to the valuation allowance recorded against net deferred tax assets.  Our provision for income taxes for the three months ended March 31, 2019 was the result of generating state taxable income.

The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted on March 27, 2020.  The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side payroll tax, net operating loss carryback periods, alternative minimum tax credit refunds, and modifications to the net interest deduction limitations.  The CARES Act did not impact our benefit from income taxes for the three months ended March 31, 2020.

Segment Adjusted EBITDA

Segment adjusted EBITDA is a financial measure used by our management and chief operating decision maker (“CODM”) to manage the business, allocate resources, and assess the performance of each operating segment. ALJ defines segment adjusted EBITDA as segment net income (loss) before depreciation and amortization expense, interest expense, litigation loss, recovery of litigation loss, restructuring and cost reduction initiatives, loan amendment expenses, fair value of warrants issued in connection with loan amendments, stock-based compensation, acquisition-related expenses, (loss) gain on disposal of assets and other gain, net, provision for income taxes, and other non-recurring items. The following table summarizes segment adjusted EBITDA.

	Three Months Ended March 31,
(in thousands)	2020	2019	$ Change	% Change
Faneuil	$1,372	$2,793	$(1,421)	(50.9)%
Carpets	55	272	(217)	(79.8)
Phoenix	4,178	6,335	(2,157)	(34.0)
ALJ	(894)	(659)	(235)	(35.7)
Segment adjusted EBITDA	$4,711	$8,741	$(4,030)	(46.1)%

Faneuil Segment Adjusted EBITDA

Faneuil segment adjusted EBITDA for the three months ended March 31, 2020 was $1.4 million compared to segment adjusted EBITDA of $2.8 million for the three months ended March 31, 2019. Faneuil segment adjusted EBITDA for the three months ended March 31, 2020 was impacted by operational inefficiencies from the start up of new contracts, increased medical claims, increased reserves for workers’ compensation claims, and higher rent expense for new call centers.

Carpets Segment Adjusted EBITDA

Carpets segment adjusted EBITDA for the three months ended March 31, 2020 was $0.1 million compared to segment adjusted EBITDA of $0.3 million for the three months ended March 31, 2019. Carpets segment adjusted EBITDA for the three months ended March 31, 2020 was impacted by lower volumes from builders and fewer upgrades to higher margin products by builder customers.

Phoenix Segment Adjusted EBITDA

Phoenix segment adjusted EBITDA for the three months ended March 31, 2020 was $4.2 million compared to segment adjusted EBITDA of $6.3 million for the three months ended March 31, 2019. Phoenix segment adjusted EBITDA for the three months ended March 31, 2020 was impacted by the decrease in volumes from components primarily related to education, and a $0.3 million bad debt allowance.

ALJ Segment Adjusted EBITDA

ALJ segment adjusted EBITDA loss for the three months ended March 31, 2020 was ($0.9) million compared to segment adjusted EBITDA loss of ($0.7) million for the three months ended March 31, 2019. ALJ segment adjusted EBITDA loss for three months ended March 31, 2020 was impacted by increased headcount and the change from stock compensation, which does not impact adjusted EBITDA, to cash compensation, which does impact adjusted EBITDA, for our Chief Executive Officer.

Segment adjusted EBITDA is not considered a non-GAAP measure because we include segment adjusted EBITDA in our segment disclosures in accordance with the ASC Topic 280 – Segment Reporting. See “Part I, Item 1. Financial Statement – Note 13. Reportable Segments and Geographic Information.”  As such, we do not provide a reconciliation from net income (loss) to segment adjusted EBITDA.

Six Months Ended March 31, 2020 Compared to Six Months Ended March 31, 2019

The following table sets forth certain condensed consolidated statements of operations data as a percentage of net revenue for each period as follows:

	Six Months Ended March 31, 2020		Six Months Ended March 31, 2019
		% of		% of
(in thousands, except per share amounts)	Dollars	Net Revenue	Dollars	Net Revenue
Net revenue (1)
Faneuil	$117,392	62.9%	$101,792	56.0%
Carpets	20,322	10.9	24,450	13.5
Phoenix	48,777	26.2	55,538	30.5
Consolidated net revenue	186,491	100.0	181,780	100.0
Cost of revenue (2)
Faneuil	100,509	85.6	82,502	81.0
Carpets	16,254	80.0	19,392	79.3
Phoenix (3)	37,726	77.3	41,409	74.6
Consolidated cost of revenue	154,489	82.8	143,303	78.8
Selling, general, and administrative expense (2)
Faneuil	14,414	12.3	11,888	11.7
Carpets	4,091	20.1	4,721	19.3
Phoenix	6,474	13.3	6,305	11.4
ALJ	2,171	—	1,763	—
Consolidated selling, general, and administrative expense	27,150	14.6	24,677	13.6
Depreciation and amortization expense (2)
Faneuil	6,515	5.5	5,462	5.4
Carpets	284	1.4	466	1.9
Phoenix (4)	1,128	2.3	1,131	2.0
Consolidated depreciation and amortization expense	7,927	4.3	7,059	3.9
Impairment of goodwill (5)	59,047	31.7	—	—
Loss (gain) on disposal of assets and other gain, net (5)	2	—	(223)	(0.1)
Total consolidated operating expenses (5)	189,568	101.6	174,816	96.2
Consolidated operating income	(62,124)	(33.3)	6,964	3.8
Interest expense (5)	(5,408)	(2.9)	(5,340)	(2.9)
Interest from legal settlement (5)	200	—	—	—
Benefit from (provision for) income taxes (5)	1,257	0.7	(490)	(0.3)
Net (loss) income (5)	$(66,075)	(35.4)	$1,134	0.6
(Loss) earnings per share of common stock–basic and diluted	$(1.57)		$0.03

(1)	Percentage is calculated as segment net revenue divided by consolidated net revenue.
(2)	Percentage is calculated as a percentage of the respective segment net revenue.
(3)	Includes depreciation expense of $2.2 million for both the six months ended March 31, 2020 and 2019.
(4)

Primarily amortization of intangible assets. Total depreciation and amortization expense for Phoenix, including depreciation expense captured in cost of revenue, was $3.4 million for both the six months ended March 31, 2020 and 2019.

(5)	Percentage is calculated as a percentage of consolidated net revenue.

Net Revenue

	Six Months Ended March 31,
(in thousands)	2020	2019	$ Change	% Change
Faneuil	$117,392	$101,792	$15,600	15.3%
Carpets	20,322	24,450	(4,128)	(16.9)
Phoenix	48,777	55,538	(6,761)	(12.2)
Consolidated net revenue	$186,491	$181,780	$4,711	2.6%

Faneuil Net Revenue

Faneuil net revenue for the six months ended March 31, 2020 was $117.4 million, an increase of $15.6 million, or 15.3%, compared to net revenue of $101.8 million for the six months ended March 31, 2019. The increase was mainly attributable to a $22.2 million increase in new customer contracts, offset by a $3.5 million net decrease in existing customers mostly due to lower call volumes, and a $3.1 million reduction driven by the completion of customer contracts.

Carpets Net Revenue

Carpets net revenue for the six months ended March 31, 2020 was $20.3 million, a decrease of $4.1 million, or 16.9%, compared to net revenue of $24.5 million for the six months ended March 31, 2019. The decrease was primarily attributable to lower sales volumes in flooring, cabinets, and granite.

Phoenix Net Revenue

Phoenix net revenue for the six months ended March 31, 2020 was $48.8 million, a decrease of $6.8 million, or 12.2%, compared to net revenue of $55.5 million for the six months ended March 31, 2019. The decrease was a result of several large orders during the six months ended March 31, 2019 that did not reoccur during the six months ended March 31, 2020, and lower component sales primarily related to education.

Cost of Revenue

	Six Months Ended March 31,
(in thousands)	2020	2019	$ Change	% Change
Faneuil	$100,509	$82,502	$18,007	21.8%
As a percentage of net revenue	85.6%	81.0%
Carpets	16,254	19,392	(3,138)	(16.2)
As a percentage of net revenue	80.0%	79.3%
Phoenix	37,726	41,409	(3,683)	(8.9)
As a percentage of net revenue	77.3%	74.6%
Consolidated cost of revenue	$154,489	$143,303	$11,186	7.8%

Faneuil Cost of Revenue

Faneuil cost of revenue for the six months ended March 31, 2020 was $100.5 million, an increase of $18.0 million, or 21.8%, compared to cost of revenue of $82.5 million for the six months ended March 31, 2019. The increase in cost of revenue was a direct result of the increased net revenue, inefficiencies related to the startup of new contracts, operational challenges related to the expansion of certain ongoing contracts, and higher call center rent expense. During the six months ended March 31, 2020, as compared to the six months ended March 31, 2019, cost of revenue as a percentage of segment net revenue increased to 85.6% from 81.0% as a result of the above mentioned items other than the increased net revenue.

Carpets Cost of Revenue

Carpets cost of revenue for the six months ended March 31, 2020 was $16.3 million, a decrease of $3.1 million, or 16.2%, compared to cost of revenue of $19.4 million for the six months ended March 31, 2019. The absolute dollar decrease in cost of revenue was mainly attributable to the decreased net revenue. During the six months ended March 31, 2020, as compared to the six months ended March 31, 2019, cost of revenue as a percentage of segment net revenue increased to 80.0% from 79.3% in the normal course of business.

Phoenix Cost of Revenue

Phoenix cost of revenue for the six months ended March 31, 2020 was $37.7 million, a decrease of $3.7 million, or 8.9%, compared to cost of revenue of $41.4 million for the six months ended March 31, 2019. During the six months ended March 31, 2020, as compared to the six months ended March 31, 2019, cost of revenue as a percentage of segment net revenue increased to 77.3% from 74.6%. Phoenix experiences normal fluctuations to cost of revenue as a percentage of net revenue as a result of changes to the mix of products sold.

Selling, General, and Administrative Expense

	Six Months Ended March 31,
(in thousands)	2020	2019	$ Change	% Change
Faneuil	$14,414	$11,888	$2,526	21.2%
Carpets	4,091	4,721	(630)	(13.3)
Phoenix	6,474	6,305	169	2.7
ALJ	2,171	1,763	408	23.1
Consolidated selling, general and administrative expense	$27,150	$24,677	$2,473	10.0%

Faneuil Selling, General, and Administrative Expense

Faneuil selling, general, and administrative expense for the six months ended March 31, 2020 was $14.4 million, an increase of $2.5 million, or 21.2%, compared to selling, general, and administrative expense of $11.9 million for the six months ended March 31, 2019. The increase was primarily attributable to an increase of $2.4 million to support new customers, $1.1 million loan amendment fees, including a non-cash expense of $0.7 million for the fair value of warrants issued in connection with the loan amendment, and $0.6 million to shut down a call center and pay severance as part of Faneuil’s cost reduction initiative, offset by a $1.3 million recovery of litigation loss. See “Part I, Item 1. Financial Statements – Note 9. Commitments and Contingencies.” During the six months ended March 31, 2020 compared to the six months ended March 31, 2019, selling, general, and administrative expense as a percentage of segment net revenue increased to 12.3% from 11.7%. Certain selling, general, and administrative expenses do not fluctuate directly with net revenue. As such, we expect selling, general, and administrative expense as a percentage of segment net revenue to fluctuate.

Carpets Selling, General, and Administrative Expense

Carpets selling, general, and administrative expense was $4.1 million for the six months ended March 31, 2020, a decrease of $0.6 million, or 13.3%, compared to selling, general, and administrative expense of $4.7 million for the six months ended March 31, 2019. The decrease was primarily attributable to process improvements and cost reductions throughout the organization. Selling, general, and administrative expense as a percentage of segment net revenue increased to 20.1% for the six months ended March 31, 2020 from 19.3% for the six months ended March 31, 2019, which was mainly attributable to the reduction in net revenue. Certain selling, general, and administrative expenses do not fluctuate directly with net revenue. As such, we expect selling, general, and administrative expense as a percentage of segment net revenue to fluctuate.

Phoenix Selling, General, and Administrative Expense

Phoenix selling, general, and administrative expense for the six months ended March 31, 2020 was $6.5 million, an increase of $0.2 million, or 2.7%, compared to selling, general, and administrative expense of $6.3 million for the six months ended March 31, 2019.  The increase was mainly attributable to the $0.3 million bad debt allowance recorded during the six months ended March 31, 2020 as a result of a Phoenix customer’s bankruptcy reorganization, slightly offset by the completion of the process to consolidate manufacturing facilities and sublease redundant facilities.  Selling, general, and administrative expense as a percentage of segment net revenue increased to 13.3% for the six months ended March 31, 2020 from 11.4% for the six months ended March 31, 2019, which was mainly attributable to the reduction in net revenue and the previously mentioned bad debt allowance. Certain selling, general, and administrative expenses do not fluctuate directly with net revenue. As such, we expect selling, general, and administrative expense as a percentage of segment net revenue to fluctuate.

ALJ Selling, General, and Administrative Expense

ALJ selling, general, and administrative expense for the six months ended March 31, 2020 was $2.2 million, an increase of $0.4 million, or 23.1%, compared to selling, general, and administrative expense of $1.8 million for the six months ended March 31, 2019.   The increase was mainly personnel related, including an increase in headcount to support our business and our strategy of acquisitions. We expect selling, general, and administrative expense to fluctuate in the future as we comply with SEC reporting requirements and regulations and allocate certain expenses to our subsidiaries.

Depreciation and Amortization Expense

	Six Months Ended March 31,
(in thousands)	2020	2019	$ Change	% Change
Faneuil	$6,515	$5,462	$1,053	19.3%
Carpets	284	466	(182)	(39.1)
Phoenix	1,128	1,131	(3)	(0.3)
Consolidated depreciation and amortization expense	$7,927	$7,059	$868	12.3%

Faneuil Depreciation and Amortization Expense

Faneuil depreciation and amortization expense for the six months ended March 31, 2020 was $6.5 million, an increase of $1.1 million, or 19.3%, compared to depreciation and amortization expense of $5.5 million for the six months ended March 31, 2019. The increase was attributable to leasehold improvements for new call center buildouts and capital equipment purchased to support new and expanded contracts. Faneuil expects future depreciation and amortization expense to increase as Faneuil continues to invest in its business, which includes opening new call centers. Because certain Faneuil contracts require capital investments such as lease buildouts, Faneuil depreciation and amortization expense is impacted by the timing of new contracts and the completion of existing contracts.

Carpets Depreciation and Amortization Expense

Carpets depreciation and amortization expense for the six months ended March 31, 2020 was $0.3 million, a decrease of $0.2 million, or 39.1%, compared to depreciation and amortization expense of $0.5 million for the six months ended March 31, 2019. The decrease was attributable to fully amortized intangible assets.

Phoenix Depreciation and Amortization Expense

Phoenix depreciation and amortization expense consists primarily of amortization of acquisition-related intangible assets. Depreciation and amortization expense was consistent at $1.1 million for both the six months ended March 31, 2020 and 2019.

Interest Expense

Interest expense for the six months ended March 31, 2020 was $5.4 million, an increase of $0.1 million, or 1.3%, compared to $5.3 million for the six months ended March 31, 2019. The increase was attributable to the additional amortization of loan amendment fees and, to a lesser extent, the increased weighted-average outstanding balance on our line of credit used to fund working capital requirements.

Impairment of Goodwill

As a result of the decline in ALJ’s market capitalization, downward economic pressure, declines in actual and forecasted results of operations including the estimated effects of COVID-19, management determined that it was more likely than not that the fair value of goodwill for all three reporting units was below each reporting unit’s respective carrying amount. As such, management performed an interim impairment test as of March 31, 2020, based on discounted cash flows, which were derived from internal forecasts and more cautious economic expectations for all three reporting units.

As a result of the interim test, ALJ recognized a non-cash impairment of goodwill totaling $59.0 million during the six months ended March 31, 2020.

Interest from Legal Settlement

During the six months ended March 31, 2020, Faneuil received a onetime $1.5 million settlement, of which $0.2 million was attributable to interest. See “Part I, Item 1. Financial Statements – Note 9. Commitments and Contingencies.”

Provision for Income Taxes

We recorded a benefit from income taxes of $1.3 million for the six months ended March 31, 2020 compared to a provision for income taxes of $0.5 million for the six months ended March 31, 2019. Our benefit from income taxes for the three months ended March 31, 2020 was the result of generating state taxable income, offset by changes to the valuation allowance recorded against net deferred tax assets.  Our provision for income taxes for the six months ended March 31, 2019 was the result of generating state taxable income.

Segment Adjusted EBITDA

	Six Months Ended March 31,
(in thousands)	2020	2019	$ Change	% Change
Faneuil	$3,025	$7,739	$(4,714)	(60.9)%
Carpets	(23)	432	(455)	(105.3)
Phoenix	7,018	10,556	(3,538)	(33.5)
ALJ	(1,949)	(1,380)	(569)	(41.2)
Segment adjusted EBITDA	$8,071	$17,347	$(9,276)	(53.5)%

Faneuil Segment Adjusted EBITDA

Faneuil segment adjusted EBITDA for the six months ended March 31, 2020 was $3.0 million compared to segment adjusted EBITDA of $7.7 million for the six months ended March 31, 2019. Faneuil segment adjusted EBITDA for the six months ended March 31, 2020 was impacted by operational inefficiencies from the start up of new contracts, increased medical claims, increased reserves for workers’ compensation claims, and higher rent expense for new call centers.

Carpets Segment Adjusted EBITDA

Carpets segment adjusted EBITDA loss for the six months ended March 31, 2020 was less than ($0.1) million compared to segment adjusted EBITDA of $0.4 million for the six months ended March 31, 2019. Carpets segment adjusted EBITDA for the six months ended March 31, 2020 was impacted by lower volumes from builders and fewer upgrades to higher margin products by builder customers.

Phoenix Segment Adjusted EBITDA

Phoenix segment adjusted EBITDA for the six months ended March 31, 2020 was $7.0 million compared to segment adjusted EBITDA of $10.6 million for the six months ended March 31, 2019. Phoenix segment adjusted EBITDA for the six months ended March 31, 2020 was impacted by the decrease in volumes from components and books and a $0.3 million bad debt allowance. Although production labor decreased in response to the decreased volumes, such decrease in production labor did not keep pace with the decreased volumes.

ALJ Segment Adjusted EBITDA

ALJ segment adjusted EBITDA loss for the six months ended March 31, 2020 was ($1.9) million compared to segment adjusted EBITDA loss of ($1.4) million for the six months ended March 31, 2019. ALJ segment adjusted EBITDA loss for six months ended March 31, 2020 was impacted by increased headcount and the change from stock compensation, which does not impact adjusted EBITDA, to cash compensation, which does impact adjusted EBITDA, for our Chief Executive Officer.

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

Liquidity and Capital Resources

Historically, our principal sources of liquidity have been cash provided by operations and borrowings under various debt arrangements. At March 31, 2020, our principal sources of liquidity included cash and cash equivalents of $3.1 million and an unused borrowing capacity of $7.2 million on our line of credit. Our principal uses of cash have been for acquisitions, capital expenditures to support Faneuil’s customers, and to pay down debt. We anticipate these uses will continue to be our principal uses of liquidity in the future.

Global financial and credit markets have been volatile in recent years.  The volatility was further exacerbated during the three months ended March 31, 2020 by COVID-19. Future adverse conditions of these markets could negatively affect our ability to secure funds or raise capital at a reasonable cost or at all. For additional discussion of our various debt arrangements see Contractual Obligations below.

In summary, our cash flows for each period were as follows:

	Six Months Ended March 31,
(in thousands)	2020	2019
Cash (used for) provided by operating activities	$(3,015)	$16,080
Cash used for investing activities	(2,882)	(10,207)
Cash provided by (used for) financing activities	4,467	(332)
Change in cash and cash equivalents	$(1,430)	$5,541

For the six months ended March 31, 2020, we recognized net loss of $66.1 million, which included a non-recurring impairment of goodwill of $59.0 million, used cash for operating activities of $3.0 million and investing activities of $2.9 million, which was offset by cash provided by financing activities of $4.5 million.

For the six months ended March 31, 2019, we recognized net income of $1.1 million and generated cash from operating activities of $16.1 million, which was offset by cash used for investing activities of $10.2 million and financing activities of $0.3 million.

Operating Activities

Cash used for operating activities of $3.0 million during the six months ended March 31, 2020 was the result of our $66.1 million net loss, $69.9 million addback of net non-cash expenses, and $6.8 million of net cash used for changes in operating assets and liabilities. The most significant components of net non-cash expenses were the impairment of goodwill of $59.0 million, depreciation and amortization expense of $10.2 million, $0.7 million fair value of warrants issued in connection with loan amendments, amortization of deferred loan costs of $0.6 million, offset by a $1.0 million deferred tax benefit. The most significant components of changes in operating assets and liabilities were mostly attributable to the timing of Faneuil’s significant new customer implementations and included accounts receivable of $9.3 million, prepaid expenses, collateral deposits, and other current assets of $7.0 million, which used cash, offset by deferred revenue and customer deposits of $4.5 million, accounts payable of $4.1 million, and accrued expenses of $1.8 million, which provided cash.

Cash provided by operating activities of $16.1 million during the six months ended March 31, 2019 was the result of our $1.1 million net income, $9.9 million addback of net non-cash expenses, and $5.1 million of net cash provided by changes in operating assets and liabilities. The most significant components of net non-cash expenses were depreciation and amortization expense of $9.3 million,

stock-based compensation of $0.4 million, and amortization of deferred loan costs of $0.4 million, offset by $0.2 million of disposal of assets and other gain. The most significant components of changes in operating assets and liabilities included accounts receivable of

$8.0 million, which provided cash, offset by accounts payable of $1.8 million and deferred revenue and customer deposits of $1.6 million, which used cash.

Cash used for operations for the six months ended March 31, 2020 compared to cash provided by operations the six months ended March 31, 2019, was impacted by lower cash earnings, the timing of Faneuil’s new customer implementations, and managing vendor payments to preserve cashflow.

Investing Activities

For the six months ended March 31, 2020, our investing activities used $2.9 million of cash, of which $1.5 million was used to purchase equipment, software and leasehold improvements for Faneuil’s new and existing customers, and $1.4 million was used to purchase capital equipment in the normal course of operations.

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

Cash used for investing activities for six months ended March 31, 2020 compared to the six months ended March 31, 2019 decreased due to the completion of Faneuil’s three new customer call center buildouts, which were completed in April 2019.

Financing Activities

For the six months ended March 31, 2020, our financing activities provided $4.5 million of cash. Net proceeds from our line of credit provided $9.7 million to fund working capital requirements at Faneuil, Phoenix, and Corporate. Financing activities which used cash included $3.5 million to pay down our term loan, $1.2 million for capital lease payments, and $0.5 million for deferred loan costs related to the Sixth, Seventh, and Eighth Amendments to our Financing Agreement.  See “Part I, Item 1. Financial Statements – Note 8. Debt.”

For the six months ended March 31, 2019, our financing activities used $0.3 million of cash. Net proceeds from our line of credit and term loan provided $1.8 million and $5.0 million, respectively. Financing activities which used cash included $5.1 million to pay down our term loan, $1.6 million for capital lease payments, and $0.4 million for deferred loan costs.

Cash provided by financing activities for six months ended March 31, 2020 compared to cash used for financing activities for the six months ended March 31, 2019 was impacted by increased borrowings on our line of credit and a $2.1 million deferral of our quarterly term loan principal payment due on March 31, 2020, which was negotiated as part of the Eighth Amendment to the Financing Agreement.

Contractual Obligations

The following table summarizes our significant contractual obligations at March 31, 2020, and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments due by Period
		Less Than	One – Three	Four – Five	More than Five
(in thousands)	Total	One Year	Years	Years	Years
Term loan (1)	$74,035	$4,100	$6,150	$63,785	$—
Operating lease obligations (2)	61,657	7,953	13,857	13,270	26,577
Line of credit (1)	19,536	—	—	19,536	—
Other liabilities (3)	13,960	1,063	12,897	—	—
Capital lease obligations (1)	6,983	3,154	3,410	419	—
Term B loan and in kind interest payable (1)	4,153	—	—	4,153	—
Equipment financing agreement (1)	2,513	1,333	1,180	—	—
Total contractual cash obligations(4)	$182,837	$17,603	$37,494	$101,163	$26,577

(1)	Refer to “Part I, Item 1. Financial Statements – Note 8. Debt.”
(2)	Refer to “Part I, Item 1. Financial Statements – Note 9. Commitments and Contingencies.”
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

Off-Balance Sheet Arrangements

As of March 31, 2020, we had two types of off-balance sheet arrangements.

Surety Bonds. As part of Faneuil’s normal course of operations, certain customers require surety bonds guaranteeing the performance of a contract. As of March 31, 2020, the face value of such surety bonds, which represents the maximum cash payments that Faneuil would have to make under certain circumstances of non-performance, was approximately $30.0 million.

Letters of Credit. ALJ had letters of credit totaling $2.9 million outstanding as of March 31, 2020.

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

For a complete summary of our critical accounting policies, please refer to “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Form 10-K for the fiscal year ended September 30, 2019, filed with the SEC on December 23, 2019 (“Fiscal 2019 Form 10-K”).

For a complete summary of our significant accounting policies, please refer to “Part IV. Exhibits, Financial Statement Schedules –Note 2. Summary of Significant Accounting Policies,” included in our Fiscal 2019 Form 10-K. As a result of adopting ASC 606, we revised our revenue recognition accounting policy. See further discussion at “Part I, Item 1. Financial Statements – Note 2. Recent Accounting Standards.”  There were no other changes to our accounting policies during the six months ended March 31, 2020.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company has been named in, and from time to time may become named in, various other lawsuits or threatened actions that are incidental to our ordinary business. Litigation is inherently unpredictable. Any claims against the Company, whether meritorious or not, could be time-consuming, cause the Company to incur costs and expenses, require significant amounts of management time and result in the diversion of significant operational resources. The results of these lawsuits and actions cannot be predicted with certainty. The Company concluded as of March 31, 2020 that the ultimate resolution of these matters will not have a material adverse effect on the Company’s business, consolidated financial position, results of operations or cash flows.

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

Risks Related to our Businesses Generally and our Common Stock

A widespread health crisis, such as the COVID-19 pandemic, may adversely affect our business, results of operations and financial condition.

A widespread health crisis, including the COVID-19 pandemic, and related governmental responses may adversely affect our business, results of operations and financial condition. These effects could include disruptions to our workforce due to illness or “shelter-in-place” restrictions, temporary closures of our facilities, the interruption of our supply chains and distribution channels, and similar effects on our customers or suppliers that may impact their ability to perform under their contracts with us or cause them to curtail their business with us. In addition, we have taken and will continue to take temporary precautionary measures intended to help minimize the risk of COVID-19 to our employees, including requiring certain employees to work remotely and suspending non-essential travel and in-person meetings, which could negatively affect our business. Further, COVID-19 has and is expected to continue to adversely affect the economies and financial markets of many countries and most areas of the United States, which may affect demand for our products and services and our ability to obtain additional financing for our business. Further impacts specific to our subsidiaries’ businesses may include:

•	Prolonged interruption of Faneuil’s physical customer contact centers due to illness or stay-at-home regulations and costs related to transitioning to work from home arrangements;
•	Reduced demand for Faneuil’s toll services as travel declines;
•	Reduction in construction activity leading to reduced orders from and adverse impacts to Carpets’ major customers;
•	Prolonged closure of Carpets’ retail location;
•	Disruption of Phoenix’s production facilities due to illness or stay-at-home regulations; and
•	Similar impacts that negatively affect Phoenix’s significant customer or suppliers.

Any of these events could materially and adversely affect our business and our financial results. To the extent that the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those relating to our high level of indebtedness, our need to generate sufficient cash flows to service our indebtedness and our ability to comply with the covenants contained in our credit agreement.

The extent to which COVID-19 will impact our business and our financial results will depend on future developments, which are highly uncertain and cannot be predicted with certainty. Such developments may include the ongoing spread of the virus, the severity of the disease, the duration of the outbreak and the type and duration of actions that may be taken by various governmental authorities in response to the outbreak and the impact on the economy. As a result, at the time of this filing, it is not possible to predict the overall impact of COVID-19 on our business, liquidity, and financial results.

We have received a notice of failure to satisfy a continued listing rule from the Nasdaq.

On April 9, 2020, we received a letter from the Listing Qualifications Department of the Nasdaq Stock Market (“Nasdaq”) indicating that, based upon the closing bid price of our common stock for the last 30 consecutive business days, we did not meet the minimum bid price of $1.00 per share required for continued listing on The Nasdaq Global Market pursuant to Nasdaq Listing Rule 5450(a)(1).

Pursuant to the initial Nasdaq notice and Rule 5810(c)(3)(A) of the Nasdaq Listing Rules, we have 180 calendar days from the date of the notice, or until October 6, 2020, to regain compliance with the minimum bid price requirement in Rule 5550(a)(2) by achieving a closing bid price for our common stock of at least $1.00 per share over a minimum of 10 consecutive business days. However, on April 17, 2020, we received a second letter from the Nasdaq indicating that, given the extraordinary market conditions, effective as of April 16, 2020, the Nasdaq has determined to toll the compliance periods for the minimum bid price requirement through June 30, 2020. As a result, since we had 173 calendar days remaining in our bid price compliance period as of April 16, 2020, we will, upon reinstatement of minimum bid price requirement, still have 173 calendar days from July 1, 2020, or until December 21, 2020, to regain compliance.

There can be no assurance that we will be able to regain compliance with the minimum bid price requirement prior to December 21, 2020 or will otherwise remain in compliance with other Nasdaq listing requirements. If we are unable to regain compliance with the minimum bid price requirement or remain in compliance with any of the other continued listing requirements, the Nasdaq may take steps to delist our common stock, which could have adverse results, including, but not limited to, a decrease in the liquidity and market price of our common stock, loss of confidence by our employees and investors, loss of business opportunities, and limitations in potential financing options.

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

As of March 31, 2020, $97.7 million of our current borrowings under the Cerberus Term Loan, Cerberus/PNC Revolver, and potential future borrowings are, and may continue to be, at variable rates of interest, tied to LIBOR or the Prime Rate of interest, thus exposing us to interest rate risk. Such rates tend to fluctuate based on general economic conditions, general interest rates, Federal Reserve rates and the supply of and demand for credit in the relevant interbanking market. In recent years, the Fed has incrementally changed the target range for the federal funds rate. Changes in the interest rate generally, and particularly when coupled with any significant variable rate indebtedness, could materially adversely impact our interest expense. If interest rates changed in the future by 100 basis points, based on our current borrowings as of March 31, 2020, our interest expense would increase or decrease by $1.0 million per year.

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

As of March 31, 2020, each of our subsidiaries had a significant backlog. Our backlog is typically subject to large variations from quarter to quarter and comparisons of backlog from period to period are not necessarily indicative of future revenue. The contracts comprising our backlog may not result in actual revenue in any particular period or at all, and the actual revenue from such contracts may differ from our backlog estimates. The timing of receipt of revenue, if any, for projects included in backlog could change because many factors affect the scheduling of projects. In certain instances, customers may have the right to cancel, reduce or defer amounts that we have in our backlog, which could negatively affect our future revenue. The failure to realize all amounts in our backlog could adversely affect our revenue and gross margins. As a result, our subsidiaries’ backlog as of any particular date may not be an accurate indicator of our future revenue or earnings.

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

Our executive officers and directors and their affiliated entities together beneficially owned approximately 51.1% of our outstanding common stock at April 30, 2020. Jess Ravich, our current Chief Executive Officer, beneficially owned approximately 41.1% of our common stock as of April 30, 2020. As a result, these stockholders, if they act together or in a block, could have significant influence over most matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions, even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

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

Your share ownership may be diluted by the issuance of additional shares of our common or preferred stock or securities convertible into common or preferred stock in the future. As of March 31, 2020, a total of 1,654,000 shares of our common stock are issuable pursuant to outstanding options issued by us at a weighted-average exercise price of $3.39, and 2,907,529 shares of our common stock are issuable pursuant to outstanding warrants at a weighted-average exercise price of $1.40. It is probable that options or warrants to purchase our common stock will be exercised during their respective terms if the fair market value of our common stock exceeds the exercise price of the particular option or warrant. If the stock options or warrants are exercised, your share ownership will be diluted. Additionally, options to purchase up to 1,280,000 shares of ALJ common stock are available for grant under our existing equity compensation plans as of March 31, 2020.

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

Date: May 15, 2020
/s/ Jess Ravich
Jess Ravich
Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2020
/s/ Brian Hartman
Brian Hartman
Chief Financial Officer
(Principal Financial Officer)