Form 10-Q
period 2020-06-30
ALJ REGIONAL HOLDINGS INC
filed 2020-08-12
CIK 1438731

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2020

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

The number of shares of common stock, $0.01 par value per share, outstanding as of July 31, 2020 was 42,172,791.

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

ALJ REGIONAL HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED JUNE 30, 2020

PART I. FINANCIAL INFORMATION

Item 1 - Financial Statements

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	June 30,	September 30,
	2020	2019
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,393	$4,529
Accounts receivable, net of allowance for doubtful accounts of $725 at June 30, 2020 and $126 September 30, 2019	51,715	41,707
Inventories, net	7,137	6,777
Prepaid expenses and other current assets	12,934	5,515
Income tax receivable	897	897
Total current assets	80,076	59,425
Property and equipment, net	67,075	69,870
Goodwill	—	59,047
Intangible assets, net	37,181	41,148
Collateral deposits	424	695
Other assets	2,410	992
Total assets	$187,166	$231,177
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,070	$15,070
Accrued expenses	17,562	16,092
Income taxes payable	150	367
Deferred revenue and customer deposits	8,917	1,965
Current portion of term loans, net of deferred loan costs	7,739	9,119
Current portion of capital lease obligations	2,744	2,535
Current portion of workers’ compensation reserve	1,069	1,043
Other current liabilities	127	72
Total current liabilities	57,378	46,263
Line of credit, net of deferred loan costs	15,044	9,372
Term loans, less current portion, net of deferred loan costs	75,400	73,614
Deferred revenue, less current portion	1,351	349
Workers’ compensation reserve, less current portion	1,781	1,312
Capital lease obligations, less current portion	3,367	2,623
Deferred tax liabilities, net	2,244	2,795
Other non-current liabilities	14,753	11,733
Total liabilities	171,318	148,061
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.01 par value; authorized – 100,000 shares; 42,173 shares issued and outstanding at June 30, 2020 and September 30, 2019	422	422
Additional paid-in capital	288,046	287,101
Accumulated deficit	(272,620)	(204,407)
Total stockholders’ equity	15,848	83,116
Total liabilities and stockholders’ equity	$187,166	$231,177

See accompanying notes

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Net revenue	$95,354	$84,225	$281,845	$266,005
Costs and expenses:
Cost of revenue	75,084	68,857	229,573	212,160
Selling, general, and administrative expense	20,408	16,210	55,485	47,946
Impairment of goodwill	—	—	59,047	—
(Gain) loss on disposal of assets and other gain, net	(297)	2	(295)	(221)
Total operating expenses	95,195	85,069	343,810	259,885
Operating income (loss)	159	(844)	(61,965)	6,120
Other (expense) income:
Interest expense, net	(2,568)	(2,701)	(7,976)	(8,041)
Interest from legal settlement	—	—	200	—
Total other expense, net	(2,568)	(2,701)	(7,776)	(8,041)
Loss before income taxes	(2,409)	(3,545)	(69,741)	(1,921)
(Provision for) benefit from income taxes	(250)	(3,662)	1,007	(4,152)
Net loss	$(2,659)	$(7,207)	$(68,734)	$(6,073)
Loss per share of common stock–basic and diluted	$(0.06)	$(0.19)	$(1.63)	$(0.16)
Weighted average shares of common stock outstanding– basic and diluted	42,173	38,026	42,173	38,034

See accompanying notes

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Nine Months Ended June 30,
	2020	2019
Operating activities
Net loss	$(68,734)	$(6,073)
Adjustments to reconcile net loss to cash provided by operating activities:
Impairment of goodwill	59,047	—
Depreciation and amortization expense	15,097	14,881
Provision for bad debts and obsolete inventory	986	68
Change in fair value of contingent consideration	900	—
Amortization of deferred loan costs	787	555
Fair value of warrants issued in connection with loan amendments	716	—
Interest expense and other bank fees accreted to term loan	544	—
Stock-based compensation expense	312	556
Gain on disposal of assets and other gain, net	(295)	(221)
Deferred income taxes	(1,448)	3,626
Changes in operating assets and liabilities:
Accounts receivable, net	(10,907)	2,685
Inventories, net	(645)	71
Prepaid expenses, collateral deposits, and other current assets	(4,729)	(180)
Income tax receivable	897	—
Other assets	(1,147)	783
Accounts payable	4,000	(386)
Accrued expenses	1,474	1,539
Income tax payable	(217)	166
Deferred revenue and customer deposits	7,782	391
Other current liabilities and other non-current liabilities	2,870	(965)
Cash provided by operating activities	7,290	17,496
Investing activities
Capital expenditures	(5,225)	(15,096)
Proceeds from sales of assets	1	317
Acquisitions, net of cash acquired	—	(1,000)
Cash used for investing activities	(5,224)	(15,779)
Financing activities
Net proceeds from line of credit	5,968	4,588
Proceeds from term loan	1,500	5,000
Deferred loan costs	(766)	(552)
Payments on capital leases	(2,041)	(2,305)
Payments on term loans	(3,863)	(7,477)
Cash provided by (used for) financing activities	798	(746)
Change in cash and cash equivalents	2,864	971
Cash and cash equivalents at beginning of period	4,529	2,000
Cash and cash equivalents at end of period	$7,393	$2,971
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$6,971	$7,399
Taxes	$826	$841
Non-cash investing and financing activities:
Capital equipment purchases financed with capital leases billed to customers	$1,763
Capital equipment purchases financed with capital leases	$3,490	$349
Construction in process funded by landlord tenant improvement allowance	$—	$4,572
Capital equipment purchases financed with term loan	$—	$4,060

See accompanying notes

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

(in thousands)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Common stock
Balance, beginning of period	$422	$380	$422	$381
Common stock retired	—	—	—	(1)
Balance, end of period	$422	$380	$422	$380
Additional paid-in capital
Balance, beginning of period	$287,985	$279,596	$287,101	$279,575
Stock-based compensation expense - options	61	84	229	252
Fair value of warrants issued in connection with term loan amendments	—	—	716	—
Common stock retired	—	—	—	(147)
Balance, end of period	$288,046	$279,680	$288,046	$279,680
Accumulated deficit
Balance, beginning of period	$(269,961)	$(187,294)	$(204,407)	$(188,428)
Net loss	(2,659)	(7,207)	(68,734)	(6,073)
Cumulative impact of adopting ASC 606 on October 1, 2019	—	—	521	—
Balance, end of period	$(272,620)	$(194,501)	$(272,620)	$(194,501)
Total stockholders' equity	$15,848	$85,559	$15,848	$85,559

See accompanying notes

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. ORGANIZATION AND BASIS OF PRESENTATION

Organization

ALJ Regional Holdings, Inc. (including subsidiaries, referred to collectively herein as “ALJ” or “Company”) is a holding company. As of June 30, 2020, ALJ consisted of the following wholly owned subsidiaries:

•

Faneuil, Inc. (including its subsidiaries, “Faneuil”). Faneuil is a leading provider of call center services, back-office operations, staffing services, and toll collection services to government and commercial clients across the United States, focusing on the healthcare, utility, consumer goods, toll and transportation industries. Faneuil is headquartered in Hampton, Virginia. ALJ acquired Faneuil in October 2013.

•

Floors-N-More, LLC, d/b/a, Carpets N’ More (“Carpets”). Carpets is one of the largest floor covering retailers in Las Vegas, Nevada, and a provider of multiple products for the commercial, retail and home builder markets including all types of flooring, countertops, cabinets, window coverings and garage/closet organizers, with one retail location, as well as a stone and solid surface fabrication facility. ALJ acquired Carpets in April 2014.

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

Revision of Previously Reported Financial Information

The Company has historically classified expenses incurred by the Faneuil reportable segment as either cost of revenue or selling, general, and administrative expense based on whether such expenses represented salaries and wages or an expense other than salary and wages. Faneuil is a labor intensive business with labor representing the majority of the cost of revenue. Management determined that certain costs classified as cost of revenue should be classified as selling, general, and administrative expense, while other costs classified as selling, general, and administrative expense should be classified as cost of revenue. Accordingly, the accompanying Condensed Consolidated Statements of Operations for the three and nine months ended June 30, 2019 have been revised to correct the amounts previously reported as cost of revenue and selling, general, and administrative expense as applicable.

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

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the impact of Faneuil’s reclassification on the Condensed Consolidated Statements of Operations for the three and nine months ended June 30, 2019:

	Three Months Ended June 30, 2019			Nine Months Ended June 30, 2019
(in thousands, except per share amounts)	As Previously Reported	Revisions	As Revised	As Previously Reported	Revisions	As Revised
Net revenue	$84,225	$—	$84,225	$266,005	$—	$266,005
Costs and expenses:
Cost of revenue	67,030	1,827	68,857	207,596	4,564	212,160
Selling, general, and administrative expense	18,037	(1,827)	16,210	52,510	(4,564)	47,946
Loss (gain) on disposal of assets and other gain, net	2	—	2	(221)	—	(221)
Total operating expenses	85,069	—	85,069	259,885	—	259,885
Operating (loss) income	(844)	—	(844)	6,120	—	6,120
Other (expense) income:
Interest expense, net	(2,701)	—	(2,701)	(8,041)	—	(8,041)
Total other expense	(2,701)	—	(2,701)	(8,041)	—	(8,041)
Loss before income taxes	(3,545)		(3,545)	(1,921)		(1,921)
Provision for income taxes	(3,662)	—	(3,662)	(4,152)	—	(4,152)
Net loss	$(7,207)	$—	$(7,207)	$(6,073)	$—	$(6,073)
Loss per share of common stock–basic and diluted	$(0.19)	$—	$(0.19)	$(0.16)	$—	$(0.16)
Weighted average shares of common stock outstanding– basic and diluted	38,026	—	38,026	38,034	—	38,034

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

Currently, all of ALJ’s subsidiaries have been deemed “Essential Services” and have continued to operate with limited disruption, albeit with lower sales volume. As such, COVID-19 did not materially impact ALJ’s financial position, or results of operations and cash flows as of and for the three months ended June 30, 2020. However, the Company took immediate actions in March 2020 to enable working-from-home where possible and put in place increased safety precautions, including social distancing, at other locations where essential services on site are required. The duration of these measures is unknown, may be extended and additional measures may be imposed.

Management expects that ALJ could continue to be impacted in the near term by lower sales volumes in several parts of ALJ’s business, resulting in lower revenue and profit. While the impact of COVID-19 on the Company’s future financial position, results of operations and cash flows cannot be estimated with certainty, such impact could be significant if the global pandemic continues to adversely impact the U.S. economy for an extended period of time. The extent to which COVID-19 impacts ALJ’s operations will depend on future developments, which are highly uncertain. These include among others, the duration of the outbreak, if portions of the Company’s business segments are recharacterized as non-essential for which closure of some or all of the Company’s operations could be required, information that may emerge concerning the severity of COVID-19 and the actions, especially those taken by governmental authorities, to contain the pandemic or treat its impact. As events are rapidly developing, additional impacts may arise that are not known at this time.

As of June 30, 2020, ALJ’s total available liquidity was $22.2 million, which included $14.8 million of unused borrowing capacity under the Company’s revolving credit facility. While the impact that COVID-19 may have on the Company’s financial position, results of operations, and cash flows in the future cannot be estimated with certainty, based on current estimates regarding the magnitude and duration of the global pandemic, ALJ does not anticipate an impact on the Company’s ability to meet its obligations when due for at least the next 12 months.  However, the ultimate magnitude and duration of the global pandemic is highly uncertain and, as such, will require ALJ to continually assess the situation for the foreseeable future.  Accordingly, the Company’s estimates regarding the magnitude and duration of the global pandemic may change in the future and such changes could be material.

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As a result of the decline in ALJ’s actual and forecasted results of operations, including the estimated effects of COVID-19, ALJ (i) sought an easement of certain financial covenants, under the Financing Agreement (as defined below), in order to maintain compliance therewith, and (ii) the elimination of certain quarterly principal payment obligations. Accordingly, the Company executed the Ninth Amendment to the Financing Agreement on May 12, 2020.  See Note 8 “Ninth Amendment to the Financing Agreement” for additional information regarding the terms and conditions required by the Ninth Amendment to the Financing Agreement.

While the Company currently anticipates it will be able to maintain compliance with the terms and conditions of the Financing

Agreement (as amended by the Ninth Amendment to the Financing Agreement) for at least the next 12 months, the ultimate magnitude and duration of the global pandemic is highly uncertain and, as such, will require ALJ to continually assess its current estimates of compliance for the foreseeable future. Accordingly, the Company’s anticipated compliance with its financial covenants may adversely change if the magnitude and duration of the global pandemic has a materially adverse effect on the Company in the future.

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

On October 1, 2019, ALJ adopted ASC 606 using the modified retrospective transition method. The Company applied the new revenue standard to contracts not completed as of the date of initial application. As part of the adoption of ASC 606, the Company assessed all aspects of ASC 606 and the potential impact on each entity. The adoption impacted each entity as follows:

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

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Under previous guidance, depending on the nature of the upfront fees, the fees were either recognized as implementation services were provided or, in cases where implementation services were not provided, deferred and amortized over the stated contractual term on a straight-line basis.

Carpets. Under ASC 606, revenue is recognized over time using the input method for the majority of its contracts. This pattern of revenue recognition under ASC 606 does not differ materially from the method of recognizing revenue under previous guidance.

Although Carpets determined that the timing and amount of total revenue recognized over the life of a construction project is not materially impacted, the revenue recognized on a quarterly basis during the construction period may change. Carpets determined that ASC 606 is more impactful to certain of its lump sum projects as a result of the following required changes from its previous practices:

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

Lastly, the contracts that Phoenix has with its customers often include prospective and retrospective volume rebates, credits, discounts, and other similar items that generally decrease the amount a customer pays Phoenix. These variable amounts generally are credited to the customer, based on achieving certain levels of sales activity, when contracts are signed, or making payments within payment specific terms. Under ASC 606, with the exception of prospective volume rebates, these adjustments are classified as variable consideration, which is estimated at contract inception and included as part of the transaction price. Under ASC 606, prospective volume rebates are not part of the transaction price, but are instead accounted for as a material right and separate performance obligation.

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The following table summarizes the pre-tax impacts of adopting the new revenue accounting guidance on ALJ’s Consolidated Balance Sheet as of June 30, 2020:

	As of June 30, 2020
		Adjustments for the Adoption of ASC 606
(in thousands)	As Reported	Faneuil	Carpets	Phoenix	Total Adjustment	As if Previous Standard was in Effect
Assets
Prepaid expenses and other current assets	$12,934	$(757)	$89	$(452)	$(1,120)	$11,814
Inventories, net	7,137	—	(34)	305	271	7,408
Liabilities
Accrued expenses	17,562	—	17	—	17	17,579
Deferred revenue and customer deposits	8,917	1,042	—	—	1,042	9,959
Stockholders’ equity
Accumulated deficit	(272,620)	(1,799)	38	(147)	(1,908)	(274,528)

The following tables summarize the pre-tax impacts of adopting the new revenue accounting guidance on ALJ’s Statements of Operation for the three and nine months ended June 30, 2020:

	Three Months Ended June 30, 2020
		Adjustments for the Adoption of ASC 606
(in thousands, except per share amounts)	As Reported	Faneuil	Carpets	Phoenix	Total Adjustment	As if Previous Standard was in Effect
Net revenue	$95,354	$(511)	$(15)	$(251)	$(777)	$94,577
Cost of revenue	75,084	(195)	(15)	(58)	(268)	74,816
Net loss	(2,659)	(316)	—	(193)	(509)	(3,168)
Loss per share of common stock–basic and diluted	(0.06)	(0.01)	—	—	(0.01)	(0.07)

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Nine Months Ended June 30, 2020
		Adjustments for the Adoption of ASC 606
(in thousands, except per share amounts)	As Reported	Faneuil	Carpets	Phoenix	Total Adjustment	As if Previous Standard was in Effect
Net revenue	$281,845	$(1,158)	$150	$(616)	$(1,624)	$280,221
Cost of revenue	229,573	1,246	82	(523)	805	230,378
Net loss	(68,734)	(2,404)	68	(93)	(2,429)	(71,163)
Loss per share of common stock–basic and diluted	(1.63)	(0.06)	—	—	(0.06)	(1.69)

The consolidated statement of cash flows for the nine months ended June 30, 2020 takes into consideration the effect of adopting ASC 606.  The adoption of ASC 606 had no impact to net cash provided by (used for) operating, financing or investing activities on the Company’s consolidated Statement of Cash Flows for the nine months ended June 30, 2020.

Accounting Standards Not Yet Adopted

Leases

In February 2016, the FASB issued ASU 2016-02, Leases and subsequent amendments to the initial guidance: ASU 2017-13, ASU 2018-10, ASU 2018-11, ASU 2018-20 and ASU 2019-01 (referred to collectively as “ASC 842”). ASC 842 requires lessees to recognize a right-of-use (“ROU”) asset and corresponding lease liability for all leases with terms of more than 12 months and provides enhanced disclosure of lease activity. Recognition, measurement, and presentation of expenses will depend on classification as either a finance or operating lease.   ASC 842 will be effective for ALJ on October 1, 2020.

ASC 842 allows companies to choose to apply the provisions at the beginning of the earliest comparative period presented in the financial statements or at the beginning of the period of adoption. ALJ has elected to apply the guidance at the beginning of the period of adoption.  Consequently, financial information for the comparative periods will not be updated. ALJ will utilize the transition package of practical expedients permitted within ASC 842, which, most notably, will allow ALJ to carry forward the historical lease classification.

The Company chose the systems it will use to manage the accounting for leases, determined the contracts that are considered leases under ASC 842, and is currently in the process of implementing the systems and establishing effective internal controls and procedures specific to ASC 842.

Upon the adoption of ASC 842, ALJ anticipates an impact to its Consolidated Balance Sheets but expects no impact to its Consolidated Statements of Operations or Consolidated Statements of Cash Flows.  The most significant impact will be the recognition of the ROU assets and lease liabilities primarily related to real estate leases classified as operating leases.  ALJ estimates the adoption of ASC 842 will result in the recognition and presentation of total operating lease ROU assets of approximately $27.0 million to $33.0 million, and total operating lease liabilities of approximately $35.0 million to $44.0 million, upon the adoption date.

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

Faneuil. Faneuil customer contracts are typically in the form of a written contract executed between Faneuil and its customers that may include a Statement of Work, Request for Proposal, Responses to the Request for Proposal, and other correspondence. The contracts often provide the customer with renewal and/or termination options that impact the contract term under ASC 606.

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

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Contract Assets and Liabilities

The following table provides information about consolidated contract assets and contract liabilities at June 30, 2020 and October 1, 2019:

(in thousands)	June 30, 2020	October 1, 2019
Contract assets:
Unbilled revenue (1)	$1,011	$825
Total contract assets	$1,011	$825
Contract liabilities
Deferred revenue	$9,960	$1,838
Accrued rebates and material rights (2)	2,800	2,612
Accrued contract losses (3)	12	15
Total contract liabilities	$12,772	$4,465

(1)

Included in prepaid expenses and other current assets. Unbilled revenue represents rights to consideration for services provided when the right is conditioned on something other than passage of time (for example, meeting a milestone for the right to bill under the cost-to-cost measure of progress). Unbilled revenue is transferred to accounts receivable when the rights become unconditional.

(2)

At June 30, 2020, the balance is included in accrued expenses. At October 1, 2019, of the total balance, $0.5 million is included in other non-current liabilities and $2.1 million is included in accrued expenses.

(3)	Included in accrued expenses.

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides changes in consolidated contract assets and contract liabilities during the nine months ended June 30, 2020:

(in thousands)	Contract Assets	Contract Liabilities
Balance, beginning of period (October 1, 2019)	$825	$4,465
Additions to contract assets	3,790	—
Transfer from contract assets to accounts receivable	(3,604)	—
Revenue recognized	—	(7,799)
Change in loss accrual	—	(3)
Accrued rebates	—	2,338
Payment of rebates	—	(2,151)
Cash received from customer	—	15,922
Balance, end of period	$1,011	$12,772

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

Estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially satisfied at June 30, 2020, was de minimis. This balance does not include revenue related to performance obligations that are part of a contract whose original expected duration is one year or less, including contracts with a penalty-free termination for convenience clause. In addition, this disclosure does not include (i) expected consideration related to performance obligations for which the Company elects to recognize revenue in the amount it has a right to invoice (e.g., usage-based pricing terms), and (ii) any variable consideration which is allocated entirely to future performance obligations including variable transaction fees or fees tied directly to costs incurred.

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Disaggregation of Revenue

Revenue by contract type was as follows for the three and nine months ended June 30, 2020:

(in thousands)	Three Months Ended June 30, 2020	Nine Months Ended June 30, 2020
Faneuil:
Healthcare	$22,119	$71,474
Transportation	14,926	50,422
Utility	13,509	40,926
Other	1,803	5,297
Government	9,166	10,796
Total Faneuil	$61,523	$178,915
Carpets
Builder	$7,867	$22,508
Commercial	470	3,875
Retail	940	3,216
Total Carpets	$9,277	$29,599
Phoenix:
Publisher
MSA	$20,337	$52,336
Non-MSA	1,200	11,982
Commercial
MSA	239	1,424
Non-MSA	2,778	7,589
Total Phoenix	$24,554	$73,331
Total consolidated revenue, net	$95,354	$281,845

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

During the three and nine months ended June 30, 2020, the Company capitalized $0.5 million and $1.1 million, respectively, of costs to obtain a contract.  During the three and nine months ended June 30, 2020, the Company recognized $0.3 million and $0.6 million of amortization of these costs, respectively, which is included in selling, general, and administrative expense.  The net book value of costs to obtain a contract was $0.8 million as of June 30, 2020, of which $0.6 million was in prepaid expenses and other current assets, and $0.2 million was in other assets.

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

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

During the three and nine months ended June 30, 2020, the Company capitalized $1.4 million and $8.4 million, respectively, of costs to fulfill a contract.  The amortization of costs to fulfill contracts, which comprise set-up/transition activities, for the three and nine months ended June 30, 2020 was approximately $1.5 million and $3.5 million, respectively. The net book value of the costs to fulfill a contract as of June 30, 2020, was $6.5 million of which $5.7 million was in prepaid expenses and other current assets, and $0.8 million was in other assets.

Capitalized costs to obtain and fulfill a contract are periodically reviewed for impairment. We did not incur any impairment losses during the nine months ended June 30, 2020.

4. ACQUISITIONS

RDI Acquisition

On July 31, 2019 (“RDI Purchase Date”), Faneuil acquired Realtime Digital Innovations, LLC (“RDI” and such acquisition, the “RDI Acquisition”), a provider of workflow automation and business intelligence services. The RDI Acquisition is expected to provide Faneuil with a sustainable competitive advantage in the business process outsourcing space by allowing it to, among others, (i) automate process workflows and business intelligence, (ii) generate labor efficiencies for existing programs, (iii) expand potential new client target entry points, (iv) improve overall customer experience, and (v) increase margin profiles through shorter sales cycles and software license sales.

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

(2)	At June 30, 2020, the fair value was $2.3 million and was included in accrued expenses on the Consolidated Balance Sheet. The maximum payment is $2.5 million.
(3)	At June 30, 2020, the fair value was $3.5 million and was included in other non-current liabilities on the Consolidated Balance Sheet. The maximum payment is $5.0 million.

The Company accounted for the RDI Acquisition using the purchase method of accounting. Accordingly, the assets and liabilities were recorded at their fair values at the RDI Purchase Date. The excess of the purchase price over the fair value of the tangible and intangible assets acquired, liabilities assumed, and deferred and contingent consideration, was recorded as goodwill. See Footnote 6.

During the nine months ended June 30, 2020, the Company incurred less than $0.1 million of acquisition-related expenses in connection with the RDI Acquisition, which were expensed to selling, general, and administrative expense.

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Fair Value Adjustment of Deferred and Contingent Consideration Liabilities

The fair value of the deferred and contingent consideration liabilities is remeasured to fair value at each reporting period using Level 3 inputs such as cash flow forecast, discount rate, and equity risk premium.  The change in fair value, including accretion for the passage of time, is recognized in earnings until the deferred and contingent considerations are resolved. ALJ recorded a $0.9 million increase to the deferred and contingent consideration liabilities as of June 30, 2020, which was expensed to selling, general, and administrative expense during the three months ended June 30, 2020.

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

Faneuil. The percentage of Faneuil net revenue derived from its significant customers was as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Customer A	**	14.6%	11.4%	11.8%
Customer B	**	**	10.1	14.0
Customer C	**	11.3	**	10.6

**	Less than 10% of Faneuil net revenue.

Accounts receivable from these customers totaled $4.1 million on June 30, 2020. As of June 30, 2020, all Faneuil accounts receivable were unsecured. The risk with respect to accounts receivable is mitigated by credit evaluations performed on customers and the short duration of payment terms extended to customers.

Carpets. The percentage of Carpets net revenue derived from its significant customers was as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Customer A	31.8%	21.7%	22.3%	21.3%
Customer B	25.0	33.6	23.4	28.9
Customer C	23.5	24.5	25.9	28.4

Accounts receivable from these customers totaled $1.8 million on June 30, 2020. As of June 30, 2020, all Carpets accounts receivable were unsecured. The risk with respect to accounts receivable is mitigated by credit evaluations performed on customers and the short duration of payment terms extended to customers.

Phoenix. The percentage of Phoenix net revenue derived from its significant customers was as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Customer A	24.2%	22.1%	19.1%	20.1%
Customer B	21.5	17.2	24.9	19.8
Customer C	10.8	13.0	11.5	12.1
Customer D	**	13.4	**	11.4

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

**	Less than 10% of Phoenix net revenue.

Accounts receivable from these customers totaled $4.0 million on June 30, 2020. As of June 30, 2020, all Phoenix accounts receivable were unsecured. The risk with respect to accounts receivable is mitigated by credit evaluations performed on customers and the short duration of payment terms extended to most customers.

Supplier Risk

ALJ had two suppliers that represented more than 10% of consolidated inventory purchases as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Supplier A	12.6%	**	10.7%	**
Supplier B	12.5	12.7%	12.3	15.6%

**	Less than 10% of consolidated inventory purchases.

Additionally, two of ALJ’s segments had suppliers that represented more than 10% of their respective inventory purchases, as described below.

Carpets. The percentage of Carpets inventory purchases from its significant suppliers was as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Supplier A	18.3%	16.7%	17.9%	20.7%
Supplier B	14.8	20.9	18.6	17.5
Supplier C	12.4	11.9	**	14.6

**	Less than 10% of Carpets inventory purchases.

If these suppliers were unable to provide materials on a timely basis, Carpets management believes alternative suppliers could provide the required materials with minimal disruption to the business.

Phoenix. The percentage of Phoenix inventory purchases from its significant suppliers was as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Supplier A	17.6%	**	15.5%	**
Supplier B	17.4	19.6%	17.7	23.8%
Supplier C	10.0	**	**	**

**	Less than 10% of Phoenix inventory purchases.

If these suppliers were unable to provide materials on a timely basis, Phoenix management believes alternative suppliers could provide the required supplies with minimal disruption to the business.

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6. COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

Accounts Receivable, Net

The following table summarizes accounts receivable at the end of each reporting period:

	June 30,	September 30,
(in thousands)	2020	2019
Accounts receivable	$49,927	$41,251
Unbilled receivables	2,513	582
Accounts receivable	52,440	41,833
Less: allowance for doubtful accounts	(725)	(126)
Accounts receivable, net	$51,715	$41,707

Inventories, Net

The following table summarizes inventories at the end of each reporting period:

	June 30,	September 30,
(in thousands)	2020	2019
Raw materials	$4,161	$3,837
Semi-finished goods/work in process	1,981	2,111
Finished goods	1,379	1,230
Inventories	7,521	7,178
Less: allowance for obsolete inventory	(384)	(401)
Inventories, net	$7,137	$6,777

Property and Equipment

The following table summarizes property and equipment at the end of each reporting period:

	June 30,	September 30,
(in thousands)	2020	2019
Machinery and equipment	$34,346	$30,805
Leasehold improvements	31,831	31,370
Building and improvements	17,403	17,403
Software	15,916	16,139
Computer and office equipment	15,580	13,273
Land	9,267	9,267
Furniture and fixtures	7,849	7,796
Construction and equipment in process	1,029	206
Vehicles	409	386
Property and equipment	133,630	126,645
Less: accumulated depreciation and amortization	(66,555)	(56,775)
Property and equipment, net	$67,075	$69,870

Property and equipment depreciation and amortization expense, including amounts related to capitalized leased assets, was $3.6 million and $4.4 million for the three months ended June 30, 2020 and 2019, respectively, and $11.1 million and $11.0 million for the nine months ended June 30, 2020 and 2019, respectively.

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Goodwill

Changes in the carrying value of goodwill by reportable segment were as follows:

(in thousands)	Faneuil	Carpets	Phoenix	Total
Balance, September 30, 2019	$23,950	$2,555	$32,542	$59,047
Impairment of goodwill	(23,950)	(2,555)	(32,542)	(59,047)
Balance, June 30, 2020	$—	$—	$—	$—

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

As a result of the interim test, ALJ recognized a non-cash impairment of goodwill totaling $59.0 million, which was reflected on the Company’s Statement of Operations for the nine months ended June 30, 2020.

Intangible Assets

The following tables summarize identified intangible assets at the end of each reporting period:

			June 30, 2020
(in thousands)	Weighted Average Original Life (Years)	Weighted Average Remaining Life (Years)	Gross	Accumulated Amortization	Net
Customer relationships	11.7	7.1	$33,660	$(15,146)	$18,514
Trade names	27.0	22.7	10,760	(2,326)	8,434
Supply agreements	10.1	9.1	9,930	(3,984)	5,946
Technology	8.0	7.1	3,400	(390)	3,010
Non-compete agreements	11.8	5.7	1,820	(543)	1,277
Totals			$59,570	$(22,389)	$37,181

			September 30, 2019
(in thousands)	Weighted Average Original Life (Years)	Weighted Average Remaining Life (Years)	Gross	Accumulated Amortization	Net
Customer relationships	11.7	7.8	$33,660	$(13,039)	$20,621
Trade names	27.0	23.4	10,760	(2,004)	8,756
Supply agreements	10.1	9.9	9,930	(3,002)	6,928
Technology	8.0	7.8	3,400	(71)	3,329
Non-compete agreements	11.8	6.5	1,820	(311)	1,509
Internal-use software	6.0	0.1	580	(575)	5
Totals			$60,150	$(19,002)	$41,148

Intangible asset amortization expense was $1.3 million for both the three months ended June 30, 2020 and 2019, and $3.9 million for both the nine months ended June 30, 2020 and 2019.

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In connection with the aforementioned goodwill interim impairment testing, the Company conducted an impairment test for intangible assets and other long-lived assets for all three reporting units as of March 31, 2020. Upon completion of the test, it was determined that each reporting unit’s intangible assets and other long-lived assets’ estimated fair values were equal to or exceeded the carrying value and accordingly, no impairment was warranted.

The following table presents expected future amortization expense for the remainder of Fiscal 2020 and yearly thereafter:

(in thousands)	Estimated Future Amortization
Remainder of Fiscal 2020	$1,294
Fiscal 2021	4,982
Fiscal 2022	4,635
Fiscal 2023	4,635
Fiscal 2024	4,496
Thereafter	17,139
Total	$37,181

Accrued Expenses

The following table summarizes accrued expenses at the end of each reporting period:

	June 30,	September 30,
(in thousands)	2020	2019
Accrued compensation and related taxes	$7,275	$8,041
Rebates payable	2,800	2,157
Acquisition contingent consideration	2,300	2,100
Deferred lease incentives	1,444	1,159
Medical and benefit-related payables	1,385	964
Other	1,122	342
Interest payable	697	723
Accrued board of director fees	437	109
Sales tax payable	102	111
Deferred rent	—	112
Call center buildouts	—	274
Total accrued expenses	$17,562	$16,092

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

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7. LOSS PER SHARE

The following table summarizes basic and diluted loss per share of common stock for each period presented:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands, except per share amounts)	2020	2019	2020	2019
Net loss	$(2,659)	$(7,207)	$(68,734)	$(6,073)
Weighted average shares of common stock outstanding - basic and diluted	42,173	38,026	42,173	38,034
Loss per share of common stock–basic and diluted	$(0.06)	$(0.19)	$(1.63)	$(0.16)

ALJ computed basic loss per share of common stock using net loss divided by the weighted average number of shares of common stock outstanding during the period.

Options and warrants to purchase 4.7 million shares of common stock were not considered in calculating ALJ’s diluted loss per share of common stock for the three and nine months ended June 30, 2020 as their effect would be anti-dilutive.

Options to purchase 1.7 million and 1.5 million shares of common stock were not considered in calculating ALJ’s diluted earnings per share of common stock for the three and nine months ended June 30, 2019, respectively, as their effect would be anti-dilutive.

8. DEBT

Debt

The following table summarizes ALJ’s line of credit, term loan, and equipment financing at the end of each reporting period:

	June 30,	September 30,
(in thousands)	2020	2019
Line of credit:
Line of credit	$15,791	$9,823
Less: deferred loan costs	(747)	(451)
Line of credit, net of deferred loan costs	$15,044	$9,372
Current portion of term loans:
Current portion of term loan	$6,150	$8,200
Current portion of equipment financing	1,972	1,336
Less: deferred loan costs	(383)	(417)
Current portion of term loans, net of deferred loan costs	$7,739	$9,119
Term loans, less current portion:
Term loan, less current portion	$64,085	$72,882
Term B loan	4,281	—
Term C loan	5,663	—
Equipment financing, less current portion	2,121	1,765
Less: deferred loan costs	(750)	(1,033)
Term loans, less current portion, net of deferred loan costs	$75,400	$73,614

Term Loan and Line of Credit

In August 2015, ALJ entered into a financing agreement (“Financing Agreement”) with Cerberus Business Finance, LLC (“Cerberus”), to borrow $105.0 million in a term loan (“Cerberus Term Loan”) and have available up to $32.5 million in a revolving loan (“Cerberus/PNC Revolver,” and together with the Cerberus Term Loan, “Cerberus Debt”). ALJ has subsequently entered into nine amendments to the Financing Agreement, of which three were entered into during the nine months ended June 30, 2020 and are described below. The Cerberus Debt matures on November 28, 2023 (“Maturity Date”).

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

Additionally, the Sixth Amendment added a deleveraging fee (“Deleveraging Fee”), of which the first payment was made on March 31, 2020, and the second payment was due on June 30, 2020 unless one or more persons purchased a $2.5 million participating interest in the Cerberus Term Loan prior to June 30, 2020.  The first payment made on March 31, 2020 was expensed to selling, general, and administrative expense.  As a result of the Ninth Amendment (see Ninth Amendment to the Financing Agreement below), the second payment was not required by Cerberus.

Seventh Amendment to the Financing Agreement

On February 13, 2020, ALJ entered into the Seventh Amendment (“Seventh Amendment”) to the Financing Agreement to temporarily increase the Cerberus/PNC Revolver borrowing capacity as follows:

•	Extended the seasonal increase period, originally through February 14, 2020, to March 15, 2020, during which the available borrowing limit under the Cerberus/PNC Revolver was $32.5 million; and

•	Increased the available borrowing limit under the Cerberus/PNC Revolver from $25.0 million to $30.0 million for the period from March 16, 2020 to March 31, 2020.

Eighth Amendment to the Financing Agreement

On March 26, 2020, ALJ entered into the Eighth Amendment (“Eighth Amendment”) to the Financing Agreement to amend certain terms and covenants, which included:

•	Removed the seasonal decreases in the available borrowing limit under the Cerberus/PNC Revolver such that the amount available to borrow thereunder remains $32.5 million through the Maturity Date;

•

Adjusted quarterly principal payment obligations as follows: (i) March 31, 2020 – reduced the payment from $2.1 million to zero, (ii) June 30, 2020 – maintained the payment at $2.1 million, and (iii) September 30, 2020 and December 31, 2020 – increased the payments from $2.1 million to $3.1 million;

•	Adjusted payment terms on the interest payable on the Term B Loan, from a mixture of cash and payable in kind to 100% payable in kind, until the Term A Loan is paid in full; and

•

Added a monthly fee of $0.1 million, from the period April 1, 2020 through the Maturity Date, which amounts are added to the Cerberus Term Loan, accrue interest at the Cerberus Term Loan rate, and are payable on the Maturity Date.

Ninth Amendment to the Financing Agreement

As a result of the decline in ALJ’s actual and forecasted results of operations, including the estimated effects of COVID-19, ALJ sought an easement of certain debt covenants, under the Financing Agreement, and the elimination of certain quarterly principal payment obligations.

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On May 12, 2020, ALJ entered into the Ninth Amendment (“Ninth Amendment”) to the Financing Agreement. The Ninth Amendment amended certain terms and covenants as summarized below:

•	Increased the interest rate from LIBOR plus 6.75% per annum to LIBOR plus 9.50% per annum on the LIBOR portion of the Cerberus/PNC Revolver, an increase of 2.75% per annum;

•	Increased the interest rate from Prime plus 5.75% per annum to Prime plus 8.50% per annum on the Prime portion of the Cerberus/PNC Revolver, an increase of 2.75% per annum;

•	Eliminated the $2.1 million and $3.1 million quarterly principal payment obligations for June 30, 2020 and September 30, 2020, respectively;

•	Reduced the quarterly principal payment obligation for December 31, 2020 from $3.1 million to $2.1 million;

•	Excluded amounts outstanding under the Term B Loan and Term C Loan (see “Amendment to the Junior Participation Agreements – Term C Loan” below) from the leverage ratio calculation; and

•	Adjusted the leverage ratio threshold and the fixed charge coverage ratio as follows:

Three Months Ending,	Adjusted Leverage Ratio	Adjusted Fixed Charge Ratio
March 31, 2020	7.25:1.00	0.65:1.00
June 30, 2020	7.45:1.00	0.63:1.00
September 30, 2020	6.85:1.00	0.61:1.00
December 31, 2020	5.75:1.00	0.70:1.00
March 31, 2021	5.00:1.00	0.75:1.00
June 30, 2021	4.00:1.00	0.82:1.00
September 30, 2021	3.75:1.00	0.81:1.00
December 31, 2021 through Maturity Date	3.50:1.00	1.00:1.00

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

In connection with the Junior Participation, the Company issued fully vested warrants to purchase 1.23 million shares of the Company’s common stock (“Junior Participation Agreement Warrants”) to the Ravich Entities, with a five-year term and an exercise price equal to the lesser of the 30-day trailing average closing price of the Company’s common stock as traded on the Nasdaq Stock Market on (i) December 17, 2019 or (ii) six months from December 17, 2019. The 30-day trailing average closing price of the Company’s common stock on December 17, 2019 was $1.20. The 30-day trailing average closing price of the Company’s common stock on June 17, 2020 was $0.54.

The fair value of the Junior Participation Agreement Warrants was calculated using the Black Scholes Model with the following assumptions:  contractual life of five years, volatility of 42.3%, dividend yield of 0.00%, and annual risk-free interest rate of 1.7%. The fair value of the Junior Participation Agreement Warrants of $0.6 million was expensed to selling, general, and administrative expense during the nine months ended June 30, 2020.

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

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

•

Interest earned on Term B Loan to be 100% paid in kind, at a rate equal to the Cerberus Term Loan plus 4.00%, until Cerberus Term Loan is paid in full, instead of paid in a mixture of cash and in kind; and

•

Interest earned on the Backstop Letter Agreement (see “Backstop Letter Agreement” discussion below), to be paid 100% in kind until Cerberus Term Loan is paid in full instead of paid in a mixture of cash and in kind.

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

The fair value of the First Amendment to Junior Participation Agreement Warrants was calculated using the Black Scholes Model with the following assumptions:  contractual life of five years, volatility of 43.8%, dividend yield of 0.00%, and annual risk-free interest rate of 0.5%. The fair value of the First Amendment to Junior Participation Agreement Warrants of $0.1 million was expensed to selling, general, and administrative expense during the nine months ended June 30, 2020.

Amendment to the Junior Participation Agreements – Term C Loan

On May 12, 2020, in connection with, and as a condition to, the Ninth Amendment, certain stockholders of the Company (“Term C Loan Junior Participants”), including Mr. Ravich, entered into or amended certain Junior Participation Agreements (collectively, “Term C Loan Junior Participation Agreements”) with Cerberus.  Pursuant to the Term C Loan Junior Participation Agreements, the Term C Loan Junior Participants acquired junior participation interests in Term C Loan in an aggregate amount of $5.6 million on May 12, 2020 (“Term C Loan”).  Additionally, Mr. Ravich agreed to acquire additional junior participation interests in the Term B Loan in an aggregate amount of (i) $2.5 million on December 31, 2020 and (ii) $2.5 million on March 31, 2021.

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

Summary of the Financing Agreement and Amendments

The Financing Agreement and amendments thereto are summarized below (in thousands):

Description	Use of Proceeds	Origination Date	Interest Rate *	Quarterly Payments**	Balance at June 30, 2020
Term Loan:
Financing Agreement	Phoenix acquisition	August 2015	8.25% to 8.80%	$1,610	$55,081
First Amendment	Color Optics acquisition	July 2016	8.25% to 8.80%	175	6,000
Third Amendment	Printing Components Business acquisition	October 2017	8.25% to 8.80%	151	5,148
Fourth Amendment	Working capital	November 2018	8.25% to 8.80%	114	3,913
Sixth Amendment (Term B loan)	N/A	December 2019	12.25% to 12.80%	—	4,281
Eighth Amendment (Accreted fees)	N/A	March 2020	13.25%	—	93
Ninth Amendment (Term C loan)	Working capital	May 2020	8.25%	—	5,663
			Totals	$2,050	$80,179
Line of Credit:
Cerberus/PNC Revolver (includes Second, Fifth, Seventh, Eighth, and Ninth Amendments)	Working capital	August 2015	10.50% to 13.25%	$—	$15,791

*	Range of annual interest rates accrued during the nine months ended June 30, 2020.

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

**	See “Ninth Amendment to the Financing Agreement” above for discussion of the elimination of the quarterly principal payment obligation for September 30, 2020.

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

In certain instances, ALJ is required to make mandatory term loan payments if ALJ receives cash outside the normal course of business. As a result, during the nine months ended June 30, 2020 and 2019, ALJ made mandatory payments of $0.9 million and $0.4 million, respectively.

As of June 30, 2020, ALJ will be assessed a prepayment penalty equal to 2% and 1% of the outstanding Cerberus Debt plus any unused available credit on the PNC Revolver if the Cerberus Term Loan is repaid before November 28, 2020 and November 28, 2021, respectively. ALJ may make payments of up to $7.0 million against the loan with no penalty. A final balloon payment is due on the Maturity Date.

The Cerberus Debt is secured by substantially all the Company’s assets and imposes certain limitations on the Company, including its ability to incur debt, grant liens, initiate certain investments, declare dividends and dispose of assets. The Cerberus Debt also requires ALJ to comply with certain debt covenants. As of June 30, 2020, ALJ was in compliance with all debt covenants and had unused borrowing capacity of $14.8 million.

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

During the three and nine months ended June 30, 2020, ALJ paid $0.2 million and $0.9 million, respectively, of legal and other fees of which $0.1 million and $0.6 million, respectively, were added to deferred loan costs and are being amortized to interest expense through the Maturity Date. The remaining fees of $0.1 million and $0.3 million were expensed to selling, general, and administrative expense during the three and nine months ended June 30, 2020, respectively.

During the nine months ended June 30, 2019, ALJ paid legal and other fees totaling $0.6 million, of which $0.4 million were added to deferred loan costs and are being amortized to interest expense through the maturity date. The remaining fees of $0.2 million were expensed to selling, general, and administrative expense.

Contingent Loan Costs

Pursuant to the Financing Agreement, ALJ is required to pay a fee (a “Contingent Payment”) in each of three consecutive annual periods which began on May 27, 2018, if at any time during each annual period there are any amounts outstanding on the Cerberus/PNC Revolver. Such Contingent Payments become due and payable on the first day within each annual period there is an outstanding balance on the Cerberus/PNC Revolver. ALJ made the first Contingent Payment during May 2018, the second Contingent

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Payment during May 2019, and the final Contingent Payment during May 2020. Contingent Payments were added to deferred loan costs and amortized to interest expense for one year following the respective Contingent Payment.

Equipment Financing

In December 2018, Phoenix purchased a Heidelberg Press for $4.1 million pursuant to an equipment financing agreement (“Equipment Financing”). The Equipment Financing term is 36 months, requires monthly principal and interest payments, accrues interest at 4.94% per year, and is secured by the Heidelberg Press.

In June 2020, Phoenix purchased a Heidelberg Press for $2.6 million by securing $1.8 million equipment financing (“Second Equipment Financing”), paying $0.5 million in cash, and receiving a $0.3 million trade-in allowance. The Second Equipment Financing term is 36 months, requires monthly principal and interest payments, accrues interest at 2.66% per year, and is secured by the second Heidelberg Press.  In connection with the trade-in allowance, Phoenix recorded a $0.3 million gain on disposal of assets during the three months ended June 30, 2020.

Estimated Future Minimum Principal Payments

Estimated future minimum principal payments for the Cerberus Debt and Equipment Financing are as follows (in thousands):

Year Ending June 30,	Equipment Financing	Term Loan Debt (with quarterly principal payments)	Term Loan Debt (with no quarterly principal payments)	Total
2021	$1,972	$6,150	$—	$8,122
2022	1,468	8,200	—	9,668
2023	653	8,200	—	8,853
2023	—	8,200	—	8,200
2024*	—	55,276	9,944	65,220
Total	$4,093	$86,026	$9,944	$100,063
*	The majority of this amount is the final balloon payment due on the Maturity Date.

Capital Lease Obligations

Faneuil and Phoenix lease equipment under non-cancelable capital leases. As of June 30, 2020, future minimum payments under non-cancelable capital leases with initial or remaining terms of one year or more are as follows (in thousands):

Year Ending June 30,	Estimated Future Payments
2021	$2,903
2022	1,951
2023	1,234
2024	301
Total minimum required payments	6,389
Less: current portion of capital lease obligations	(2,744)
Less: imputed interest	(278)
Capital lease obligations, less current portion	$3,367

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases real estate, equipment, and vehicles under non-cancellable operating leases. As of June 30, 2020, future minimum rental commitments, net of sublease income, under non-cancellable leases were as follows (in thousands):

Year Ending June 30,	Future Minimum Lease Payments
2021	$8,144
2022	6,973
2023	6,554
2024	6,427
2025	7,032
Thereafter	24,791
Total	$59,921

Employment Agreements

ALJ maintains employment agreements with certain key executive officers that provide for a base salary and an annual bonus, with annual bonus amounts to be determined by the Board of Directors or the Chief Executive Officer. The agreements also provide for involuntary termination payments, which includes base salary, performance bonus, medical premiums, stock options, non-competition provisions, and other terms and conditions of employment. As of June 30, 2020, contingent termination payments related to base salary and medical premiums totaled $1.3 million.

Surety Bonds

As part of Faneuil’s normal course of operations, certain customers require surety bonds guaranteeing the performance of a contract. As of June 30, 2020, the face value of such surety bonds, which represents the maximum cash payments that Faneuil’s surety would be obligated to pay under certain circumstances of non-performance, was $29.2 million. To date, Faneuil has not made any non-performance payments to any of its sureties.

Letters of Credit

The Company had letters of credit totaling $3.3 million outstanding as of June 30, 2020.

Vendor Commitment

In March 2020, Faneuil entered into a Master Services Agreement (“Faneuil MSA”) with a vendor whereby the vendor agreed to provide call center representatives for certain contracts.  The Faneuil MSA has a $9.7 million, 12-month minimum commitment (“Minimum Commitment”), which must be reached before March 23, 2021.  As of June 30, 2020, $7.3 million of the Minimum Commitment was outstanding.

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

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The matter was tried in a bench trial from April 30, 2018 through May 2, 2018. On May 15, 2018, the Richmond Circuit Court issued its opinion, which dismissed both Faneuil’s complaint and 3M’s counterclaim with prejudice. No monetary damages were awarded to either Faneuil or 3M. As a result of the Richmond Circuit Court’s opinion, ALJ recorded a non-cash litigation loss of $2.9 million (the outstanding unreserved receivable from 3M), which was included in selling, general, and administrative expense during the year ended September 30, 2018. The matter was appealed to the Supreme Court of Virginia where Faneuil was awarded approximately $1.2 million, plus pre- and post-judgment interest. The matter was remanded to the trial court for calculation of interest and entry of final judgment. Faneuil and 3M settled on the amount of interest to be paid. The final judgment plus interest, which totaled $1.5 million, was received and recorded by Faneuil in December 2019. Of the total $1.5 million, $1.3 million was booked as a reduction to selling, general, and administrative expense, and $0.2 million was booked to interest from legal settlement on the statement of operations during the nine months ended June 30, 2020.

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

The parties are currently engaged in limited discovery. A court-ordered mediation is scheduled between the parties for November 2020. Faneuil believes this action is without merit and intends to defend this case vigorously. The Company has not accrued any amounts related to the Marshall claim as of June 30, 2020.

Other Litigation

The Company has been named in, and from time to time may become named in, various other lawsuits or threatened actions that are incidental to our ordinary business. Litigation is inherently unpredictable. Any claims against the Company, whether meritorious or not, could be time-consuming, cause the Company to incur costs and expenses, require significant amounts of management time and result in the diversion of significant operational resources. The results of these lawsuits and actions cannot be predicted with certainty. The Company concluded as of June 30, 2020 that the ultimate resolution of these matters (including the matters described above) will not have a material adverse effect on the Company’s business, consolidated financial position, results of operations or cash flows.

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

10. EQUITY

Common Stock Activity during the Nine months ended June 30, 2020

ALJ did not have any common stock activity during the nine months ended June 30, 2020.

Common Stock Activity during the Nine months ended June 30, 2019

During the nine months ended June 30, 2019, ALJ retired 84,000 shares of common stock, which were received by ALJ as part of a settlement agreement related to Faneuil’s acquisition of certain customer management outsourcing business assets and liabilities (the “CMO Business”) in May 2017. In connection with the settlement, ALJ recognized a $0.1 million gain during the nine months ended June 30, 2019, which was included with loss (gain) on disposal of assets and other gain, net on the statement of operations.

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

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Stock-Based Compensation.

The following table sets forth the total stock-based compensation expense included in selling, general, and administrative expense on the statement of operations:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Stock options	$61	$84	$229	$252
Common stock awards	28	101	83	304
Total stock-based compensation expense	$89	$185	$312	$556

At June 30, 2020, ALJ had approximately $0.1 million of total unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of approximately 1.4 years.

Stock Option Awards. In May 2020, ALJ issued one option grant to purchase 150,000 shares of ALJ common stock with a total estimated fair value of less than $0.1 million. ALJ estimated the fair value of the option on the grant date using the Black-Scholes valuation model under the following assumptions: weighted average expected option life of 6.2 years, weighted average expected volatility of 47.8%, expected dividend yield of 0%, and weighted-average risk-free interest rate of 0.34%.

ALJ had no option grants or exercises during the nine months ended June 30, 2019. ALJ had no option forfeitures during the nine months ended June 30, 2020 and had forfeitures of 20,000 options during the nine months ended June 30, 2019.

The “intrinsic value” of options is the excess of the value of ALJ stock over the exercise price of such options. The total intrinsic value of options outstanding (of which all are vested) was less than $0.1 million at June 30, 2020.

Common Stock Awards. Members of ALJ’s Board of Directors receive a director compensation package that includes an annual common stock award. In connection with such awards, ALJ recorded stock-based compensation expense of less than $0.1 million and $0.1 million for the three months ended June 30, 2020 and 2019, respectively, and $0.1 million and $0.3 million for the nine months ended June 30, 2020 and 2019, respectively.

Common Stock Options and Warrants Outstanding at June 30, 2020

As of June 30, 2020, ALJ had 1.8 million stock options with a weighted average exercise price of $3.39 outstanding, and warrants exercisable to purchase 2.9 million shares of common stock with a weighted average exercise price of $1.13 outstanding.

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

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

requirements, the Nasdaq may take steps to delist our common stock, which could have adverse results, including, but not limited to, a decrease in the liquidity and market price of our common stock, loss of confidence by our employees and investors, loss of business opportunities, and limitations in potential financing options.

11. INCOME TAX

Before consideration of discrete tax adjustments, ALJ’s effective forecasted annual tax rate for the nine months ended June 30, 2020 was 2.0% as a result of generating state taxable income, offset by changes to the valuation allowance recorded against net deferred tax assets.  In addition, ALJ recorded discrete tax benefit of $0.7 million related to impairment of goodwill of $59.0 million.  See Note 6.  ALJ’s effective tax rate for the nine months ended June 30, 2019 was 9.0% as a result of generating state taxable income.  The decrease in the effective tax rate was attributable to a decrease in forecasted taxable income, as well as changes to the valuation allowance recorded against net deferred tax assets.

The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted on March 27, 2020.  The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side payroll tax, net operating loss carryback periods, alternative minimum tax credit refunds, and modifications to the net interest deduction limitations.  At June 30, 2020, the Company had deferred payroll taxes of $2.5 million, which was included with other non-current liabilities on the Consolidated Balance Sheet.

On December 22, 2017, the President of the United States signed and enacted into law H.R. 1 (the “Tax Reform Law”).  As a result of the Tax Reform Law, ALJ qualified for a $1.8 million alternative minimum tax (“AMT”) refund, of which $0.9 million was recorded as an income tax receivable and $0.9 million was recorded as a deferred tax asset at September 30, 2019.  ALJ received $0.9 million in November 2019.  As of September 30, 2019, ALJ anticipated receiving the remaining $0.9 million AMT refund ratably over the next several years. The CARES Act allowed ALJ to apply for quicker receipt of the remaining $0.9 million AMT refund. As a result, ALJ recorded a $0.9 million income tax receivable at June 30, 2020.

12. RELATED-PARTY TRANSACTIONS

Harland Clarke Holdings Corp. (“Harland Clarke”), a stockholder who owns ALJ shares in excess of five percent, had a contract with Faneuil to provide call center services for Harland Clarke’s banking-related products. The contract completed in March 2019. Faneuil did not recognize revenue or cost of revenue subsequent to such completion date. Faneuil did not recognize any revenue or cost of revenue attributable to Harland Clarke during the three months ended June 30, 2019.  Faneuil recognized $0.1 million of revenue for the nine months ended June 30, 2019. The associated cost of revenue was $0.1 million for the nine months ended June 30, 2019. All revenue from Harland Clarke contained similar terms and conditions as those found in other transactions of this nature entered into by Faneuil. Harland Clarke did not owe Faneuil any amounts at June 30, 2020 or September 30, 2019.

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

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following tables present ALJ’s segment information for the three and nine months ended June 30, 2020 and 2019:

	Three Months Ended June 30, 2020
(in thousands)	Faneuil	Carpets	Phoenix	ALJ	Total
Net revenue	$61,523	$9,277	$24,554	$—	$95,354

Segment adjusted EBITDA	$4,263	$36	$3,761	$(906)	$7,154
Depreciation and amortization expense					(4,937)
Interest expense					(2,568)
Restructuring and cost reduction initiatives					(1,005)
Change in fair value of contingent and deferred consideration					(900)
Bank fees accreted to term loan					(300)
Gain on disposal of assets and other gain, net					297
Stock-based compensation					(89)
Loan amendment expense					(61)
Provision for income taxes					(250)
Net loss					$(2,659)

	Nine Months Ended June 30, 2020
(in thousands)	Faneuil	Carpets	Phoenix	ALJ	Total
Net revenue	$178,915	$29,599	$73,331	$—	$281,845

Segment adjusted EBITDA	$7,288	$13	$10,779	$(2,855)	$15,225
Impairment of goodwill					(59,047)
Depreciation and amortization expense					(15,097)
Interest expense					(7,976)
Restructuring and cost reduction initiatives					(1,795)
Change in fair value of contingent and deferred consideration					(900)
Fair value of warrants issued in connection with loan amendments					(716)
Loan amendment expense					(475)
Stock-based compensation					(312)
Bank fees accreted to term loan					(300)
Acquisition-related expense					(99)
Gain on disposal of assets and other gain, net					295
Interest from legal settlement					200
Recovery of litigation loss					1,256
Benefit from income taxes					1,007
Net loss					$(68,734)

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended June 30, 2019
(in thousands)	Faneuil	Carpets	Phoenix	ALJ	Total
Net revenue	$44,773	$12,763	$26,689	$—	$84,225

Segment adjusted EBITDA	$518	$478	$4,881	$(712)	$5,165
Depreciation and amortization expense					(5,598)
Provision for income taxes					(3,662)
Interest expense					(2,701)
Stock-based compensation					(185)
Restructuring and cost reduction initiatives					(139)
Acquisition-related expense					(85)
Loss on disposal of assets and other gain, net					(2)
Net loss					$(7,207)

	Nine Months Ended June 30, 2019
(in thousands)	Faneuil	Carpets	Phoenix	ALJ	Total
Net revenue	$146,565	$37,213	$82,227	$—	$266,005

Segment adjusted EBITDA	$8,257	$910	$15,437	$(2,092)	$22,512
Depreciation and amortization expense					(14,881)
Interest expense					(8,041)
Restructuring and cost reduction initiatives					(742)
Provision for income taxes					(4,152)
Stock-based compensation					(556)
Loan amendment expense					(337)
Acquisition-related expenses					(97)
Gain on disposal of assets and other gain, net					221
Net loss					$(6,073)

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

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided in addition to the accompanying condensed consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition and cash flows. MD&A is organized as follows:

•	Overview. Discussion of our business and overall analysis of financial and other highlights affecting us to provide context for the remainder of MD&A.
•	Results of Operations. An analysis comparing our financial results for the three and nine months ended June 30, 2020 to the three and nine months ended June 30, 2019.
•

Liquidity and Capital Resources. An analysis comparing our cash flows for the nine months ended June 30, 2020 to the nine months ended June 30, 2019, and discussion of our financial condition and liquidity.

•	Contractual Obligations. Discussion of contractual obligations as of June 30, 2020.
•	Off-Balance Sheet Arrangements. Discussion of off-balance sheet arrangements as of June 30, 2020.
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

On July 31, 2019, ALJ acquired Realtime Digital Innovations, LLC (the “RDI Acquisition”), an exclusive partner of Faneuil for the past 21 months providing workflow automation and business intelligence services. The RDI Acquisition is expected to provide Faneuil with a sustainable competitive advantage in the business process outsourcing space by allowing it to, among others, (i) automate process workflows and business intelligence, (ii) generate labor efficiencies for existing programs, (iii) expand potential new client target entry points, (iv) improve overall customer experience, and (v) increase margin profiles through shorter sales cycles and software license sales.

Revision of Previously Reported Financial Information

During the first quarter of our current fiscal year, we identified and reclassified certain expenses between cost of revenue and selling, general, and administrative expenses. For additional details, see “Part I, Item 1. Financial Statements – Note 1. Organization and Basis of Presentation.”  Accordingly, we have revised previously issued financial statements contained in this Quarterly Report on Form 10-Q to reflect the revisions in the corresponding periods. Management’s discussion and analysis included herein is based on the revised financial results for the three and nine months ended June 30, 2019.

Impact of Coronavirus Pandemic

In March 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic, which continues to spread throughout the world. COVID-19 is having an unprecedented impact on the U.S. economy as federal, state, and local governments react to this public health crisis.

Currently, all ALJ’s subsidiaries have been deemed “Essential Services” and have continued to operate. As such, COVID-19 did not directly impact ALJ’s results of operations for the three and nine months ended June 30, 2020. However, the Company took immediate actions to enable working-from-home where possible and put in place increased safety precautions, including social distancing, at other locations where essential services on site are required. The duration of these measures is unknown, may be extended, and additional measures may be imposed.

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

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019

The following table sets forth certain condensed consolidated statements of operations data as a percentage of net revenue for each period as follows:

	Three Months Ended June 30, 2020		Three Months Ended June 30, 2019
		% of		% of
(in thousands, except per share amounts)	Dollars	Net Revenue	Dollars	Net Revenue
Net revenue (1)
Faneuil	$61,523	64.5%	$44,773	53.2%
Carpets	9,277	9.7	12,763	15.1
Phoenix	24,554	25.8	26,689	31.7
Consolidated net revenue	95,354	100.0	84,225	100.0
Cost of revenue (2)
Faneuil	48,442	78.7	38,725	86.5
Carpets	7,428	80.1	9,935	77.8
Phoenix (3)	19,214	78.3	20,197	75.7
Consolidated cost of revenue	75,084	78.7	68,857	81.8
Selling, general, and administrative expense (2)
Faneuil	10,211	16.6	5,615	12.5
Carpets	2,169	23.4	2,350	18.4
Phoenix	2,884	11.7	3,017	11.3
ALJ	1,295	—	899	—
Consolidated selling, general, and administrative expense	16,559	17.4	11,881	14.1
Depreciation and amortization expense (2)
Faneuil	3,152	5.1	3,611	8.1
Carpets	137	1.5	150	1.2
Phoenix (4)	560	2.3	568	2.1
Consolidated depreciation and amortization expense	3,849	4.0	4,329	5.1
(Gain) loss on disposal of assets and other gain, net (5)	(297)	(0.3)	2	0.0
Total consolidated operating expenses (5)	95,195	99.8	85,069	101.0
Consolidated operating income (loss)	159	0.2	(844)	(1.0)
Interest expense (5)	(2,568)	(2.7)	(2,701)	(3.2)
Provision for income taxes (5)	(250)	(0.3)	(3,662)	(4.3)
Net loss (5)	$(2,659)	(2.8)	$(7,207)	(8.6)
Loss per share of common stock–basic and diluted	$(0.06)		$(0.19)

(1)	Percentage is calculated as segment net revenue divided by consolidated net revenue.
(2)	Percentage is calculated as a percentage of the respective segment net revenue.
(3)	Includes depreciation expense of $1.1 million and $1.3 million for the three months ended June 30, 2020 and 2019, respectively.
(4)

Primarily amortization of intangible assets. Total depreciation and amortization expense for Phoenix, including depreciation expense captured in cost of revenue, was $1.6 million and $1.8 million for the three months ended June 30, 2020 and 2019, respectively.

(5)	Percentage is calculated as a percentage of consolidated net revenue.

Net Revenue

	Three Months Ended June 30,
(in thousands)	2020	2019	$ Change	% Change
Faneuil	$61,523	$44,773	$16,750	37.4%
Carpets	9,277	12,763	(3,486)	(27.3)
Phoenix	24,554	26,689	(2,135)	(8.0)
Consolidated net revenue	$95,354	$84,225	$11,129	13.2%

Faneuil Net Revenue

Faneuil net revenue for the three months ended June 30, 2020 was $61.5 million, an increase of $16.8 million, or 37.4%, compared to net revenue of $44.8 million for the three months ended June 30, 2019. The increase was mainly attributable to a $23.6 million increase in new customer contracts, offset by a $3.6 million reduction driven by the completion of customer contracts and a $3.2 million net decrease in existing customers mostly due to lower call volumes.

The following table reflects the amount of Faneuil’s backlog, which represents multi-year contract deliverables, by the year Faneuil expects to recognize such net revenue:

	As of June 30,
(in millions)	2020	2019
Within one year	$250.6	$202.3
Between one year and two years	149.6	143.9
Between two years and three years	105.7	72.8
Between three years and four years	83.1	24.9
Thereafter	53.0	51.1
Total Faneuil backlog	$642.0	$495.0

The increase in Faneuil backlog at June 30, 2020 compared to June 30, 2019 was primarily driven by one large multi-year transportation contract award and one large healthcare customer contract extension.

Carpets Net Revenue

Carpets net revenue for the three months ended June 30, 2020 was $9.3 million, a decrease of $3.5 million, or 27.3%, compared to net revenue of $12.8 million for the three months ended June 30, 2019. The decrease was primarily attributable to lower sales volumes in flooring, cabinets, and granite. The decrease in volumes from large builders was somewhat offset by the increased volumes from commercial customers as a result of Carpets’ efforts to attract and service multi-family construction projects.

Carpets backlog represents open purchase orders. Carpets total contract backlog, which is expected to be fully realized within the next 12 months, as of June 30, 2020 was $8.0 million compared to $11.0 million as of June 30, 2019. The decrease in Carpets backlog at June 30, 2020 compared to June 30, 2019, was the result of a lower sales pipeline.

Phoenix Net Revenue

Phoenix net revenue for the three months ended June 30, 2020 was $24.6 million, a decrease of $2.1 million, or 8.0%, compared to net revenue of $26.7 million for the three months ended June 30, 2019. The decrease was primarily attributable to lower component sales primarily related to education.

The following table reflects the amount of Phoenix’s backlog, which represents executed contracts that contain minimum volume commitments over multiple years for future product deliveries, by the year Phoenix expects to recognize such net revenue:

	As of June 30,
(in millions)	2020	2019
Within one year	$64.4	$71.4
Between one year and two years	58.0	51.6
Between two years and three years	53.0	38.3
Between three years and four years	34.3	26.0
Thereafter	93.1	—
Total Phoenix backlog	$302.8	$187.3

The increase in Phoenix backlog at June 30, 2020 compared to June 30, 2019 was primarily driven by the multi-year extension of a strategic customer supply agreement, with increased volume commitments, that was executed during February 2020.

For further discussion of our subsidiaries’ backlog, see “Part II, Item 1A. Risk Factors - Risks Related to our Business Generally and our Common Stock - We may not receive the full amounts estimated under the contracts in our backlog, which could reduce our net revenue in future periods below the levels anticipated. This makes backlog an uncertain indicator of future operating results.”

Cost of Revenue

	Three Months Ended June 30,
(in thousands)	2020	2019	$ Change	% Change
Faneuil	$48,442	$38,725	$9,717	25.1%
As a percentage of segment net revenue	78.7%	86.5%
Carpets	7,428	9,935	(2,507)	(25.2)
As a percentage of segment net revenue	80.1%	77.8%
Phoenix	19,214	20,197	(983)	(4.9)
As a percentage of segment net revenue	78.3%	75.7%
Consolidated cost of revenue	$75,084	$68,857	$6,227	9.0%

Faneuil Cost of Revenue

Faneuil cost of revenue for the three months ended June 30, 2020 was $48.4 million, an increase of $9.7 million, or 25.1%, compared to cost of revenue of $38.7 million for the three months ended June 30, 2019. The increase in cost of revenue was a direct result of the increased net revenue, inefficiencies related to the start of production of new contracts, operational challenges related to the expansion of certain ongoing contracts, and higher rent expense.  During the three months ended June 30, 2020, as compared to the three months ended June 30, 2019, cost of revenue as a percentage of segment net revenue decreased to 78.7% from 86.5% as a result of revenue related to implementation activities, which in certain instances, bear a higher margin.

Carpets Cost of Revenue

Carpets cost of revenue for the three months ended June 30, 2020 was $7.4 million, a decrease of $2.5 million, or 25.2%, compared to cost of revenue of $9.9 million for the three months ended June 30, 2019. The absolute dollar decrease in cost of revenue was mainly attributable to decreased net revenue.  During the three months ended June 30, 2020, as compared to the three months ended June 30, 2019, cost of revenue as a percentage of segment net revenue increased slightly to 80.1% from 77.8% in the normal course of business.

Phoenix Cost of Revenue

Phoenix cost of revenue for the three months ended June 30, 2020 was $19.2 million, a decrease of $1.0 million, or 4.9%, compared to cost of revenue of $20.2 million for the three months ended June 30, 2019. During the three months ended June 30, 2020, as compared to the three months ended June 30, 2019, cost of revenue as a percentage of segment net revenue increased to 78.3% from 75.7%. Phoenix experiences normal fluctuations to cost of revenue as a percentage of net revenue as a result of changes to the mix of products sold.  Additionally, certain costs do not fluctuate directly with net revenue.

Selling, General, and Administrative Expense

	Three Months Ended June 30,
(in thousands)	2020	2019	$ Change	% Change
Faneuil	$10,211	$5,615	$4,596	81.9%
Carpets	2,169	2,350	(181)	(7.7)
Phoenix	2,884	3,017	(133)	(4.4)
ALJ	1,295	899	396	44.0
Consolidated selling, general and administrative expense	$16,559	$11,881	$4,678	39.4%

Faneuil Selling, General, and Administrative Expense

Faneuil selling, general, and administrative expense for the three months ended June 30, 2020 was $10.2 million, an increase of $4.6 million, or 81.9%, compared to selling, general, and administrative expense of $5.6 million for the three months ended June 30, 2019. The increase was primarily attributable to an increase of $2.0 million to support new customers, $1.1 million to support existing contracts, $0.9 million non-cash change in fair value expense, $0.4 million to shut down call centers and pay severance as part of Faneuil’s cost reduction initiative, and $0.1 million loan amendment fees. During the three months ended June 30, 2020 compared to the three months ended June 30, 2019, selling, general, and administrative expense as a percentage of segment net revenue increased to 16.6% from 12.5%. Certain selling, general, and administrative expenses do not fluctuate directly with net revenue. As such, we expect selling, general, and administrative expense as a percentage of segment net revenue to fluctuate.

Carpets Selling, General, and Administrative Expense

Carpets selling, general, and administrative expense was $2.2 million for the three months ended June 30, 2020, a decrease of $0.2 million, or 7.7%, compared to selling, general, and administrative expense of $2.4 million for the three months ended June 30, 2019. The decrease was primarily attributable to right sizing support operations, and process improvements and cost reductions throughout the organization. During the three months ended June 30, 2020 compared to the three months ended June 30, 2019, selling, general, and administrative expense as a percentage of segment net revenue increased slightly to 23.4% from 18.4%. Certain selling, general, and administrative expenses do not fluctuate directly with net revenue.  As such, we expect selling, general, and administrative expense as a percentage of segment net revenue to fluctuate.

Phoenix Selling, General, and Administrative Expense

Phoenix selling, general, and administrative expense for the three months ended June 30, 2020 was $2.9 million, a decrease of $0.1 million, or 4.4%, compared to selling, general, and administrative expense of $3.0 million for the three months ended June 30, 2019. The decrease was mainly attributable to lower travel expenses and furloughed employees as a result of COVID-19. Selling, general, and administrative expense as a percentage of segment net revenue increased to 11.7% for the three months ended June 30, 2020 from 11.3% for the three months ended June 30, 2019, which was mainly attributable to the reduction in net revenue. Certain selling, general, and administrative expenses do not fluctuate directly with net revenue. As such, we expect selling, general, and administrative expense as a percentage of segment net revenue to fluctuate.

ALJ Selling, General, and Administrative Expense

ALJ selling, general, and administrative expense for the three months ended June 30, 2020 was $1.3 million, an increase of $0.4 million, or 44.0%, compared to selling, general, and administrative expense of $0.9 million for the three months ended June 30, 2019.   The increase was mainly attributable to $0.3 million non-cash banking fees as part of amending our financing agreement, and increased legal fees for general corporate matters, including increased corporate governance to manage the impact of COVID-19.  We expect selling, general, and administrative expense to fluctuate in the future as we comply with SEC reporting requirements and regulations and allocate certain expenses to our subsidiaries.

Depreciation and Amortization Expense

	Three Months Ended June 30,
(in thousands)	2020	2019	$ Change	% Change
Faneuil	$3,152	$3,611	$(459)	(12.7)%
Carpets	137	150	(13)	(8.7)
Phoenix	560	568	(8)	(1.4)
Consolidated depreciation and amortization expense	$3,849	$4,329	$(480)	(11.1)%

Faneuil Depreciation and Amortization Expense

Faneuil depreciation and amortization expense for the three months ended June 30, 2020 was $3.2 million, a decrease of $0.5 million, or 12.7%, compared to depreciation and amortization expense of $3.6 million for the three months ended June 30, 2019. The decrease was attributable to leasehold improvements for one large call center that were fully amortized, offset by a $0.2 million increased amortization expense attributable to the RDI Acquisition, increased amortization for new call center buildouts, and capital equipment purchased to support new and expanded contracts. Faneuil expects future depreciation and amortization expense to increase as Faneuil continues to invest in its business, which includes opening new call centers. Because certain Faneuil contracts require capital investments such as lease buildouts, Faneuil depreciation and amortization expense is impacted by the timing of new contracts and the completion of existing contracts.

Carpets Depreciation and Amortization Expense

Carpets depreciation and amortization expense for the three months ended June 30, 2020 was $0.1 million, a decrease of less than $0.1 million, or 8.7%, compared to depreciation and amortization expense of $0.2 million for the three months ended June 30, 2019. The decrease was attributable to fully amortized intangible assets.

Phoenix Depreciation and Amortization Expense

Phoenix depreciation and amortization expense consists primarily of amortization of acquisition-related intangible assets. Depreciation and amortization expense was consistent at $0.6 million for both the three months ended June 30, 2020 and 2019.

Interest Expense

Interest expense for the three months ended June 30, 2020 was $2.6 million, a decrease of $0.1 million, or 4.9%, compared to $2.7 million for the three months ended June 30, 2019.  The decrease was attributable to lower weighted-average outstanding balance on our line of credit as a result of $1.5 million funds received as part of our Term C Loan, which were used to pay down our line of credit, and actively managing customer collections.  Such decrease was slightly offset by the increased interest rate paid on our line of credit.

Provision for Income Taxes

We recorded a provision for income taxes of $0.3 million for the three months ended June 30, 2020 compared to $3.7 million for the three months ended June 30, 2019 as a result of generating state taxable income during the three months ended June 30, 2020 versus adjusting our valuation allowance recorded against net deferred tax assets during the three months ended June 30, 2019.

The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted on March 27, 2020.  The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side payroll tax, net operating loss carryback periods, alternative minimum tax credit refunds, and modifications to the net interest deduction limitations.  The CARES Act did not impact our provision for income taxes for the three months ended June 30, 2020.

Segment Adjusted EBITDA

Segment adjusted EBITDA is a financial measure used by our management and chief operating decision maker (“CODM”) to manage the business, allocate resources, and assess the performance of each operating segment. ALJ defines segment adjusted EBITDA as segment net income (loss) before depreciation and amortization expense, interest expense, litigation loss, recovery of litigation loss, restructuring and cost reduction initiatives, loan amendment expenses, fair value of warrants issued in connection with loan amendments, change in fair value of contingent consideration, stock-based compensation, acquisition-related expenses, (loss) gain on disposal of assets and other gain, net, provision for income taxes, and other non-recurring items. The following table summarizes segment adjusted EBITDA.

	Three Months Ended June 30,
(in thousands)	2020	2019	$ Change	% Change
Faneuil	$4,263	$518	$3,745	723.0%
Carpets	36	478	(442)	(92.5)
Phoenix	3,761	4,881	(1,120)	(22.9)
ALJ	(906)	(712)	(194)	(27.2)
Segment adjusted EBITDA	$7,154	$5,165	$1,989	38.5%

Faneuil Segment Adjusted EBITDA

Faneuil segment adjusted EBITDA for the three months ended June 30, 2020 was $4.3 million compared to segment adjusted EBITDA of $0.5 million for the three months ended June 30, 2019. Faneuil segment adjusted EBITDA for the three months ended June 30, 2020 was impacted by the ramp up of new state unemployment contracts, and the completion of certain deliverables related to the implementation of new contracts.

Carpets Segment Adjusted EBITDA

Carpets segment adjusted EBITDA for the three months ended June 30, 2020 was less than $0.1 million compared to segment adjusted EBITDA of $0.5 million for the three months ended June 30, 2019. Carpets segment adjusted EBITDA for the three months ended June 30, 2020 was impacted by lower volumes from builders and fewer upgrades to higher margin products by builder customers.

Phoenix Segment Adjusted EBITDA

Phoenix segment adjusted EBITDA for the three months ended June 30, 2020 was $3.8 million compared to segment adjusted EBITDA of $4.9 million for the three months ended June 30, 2019. Phoenix segment adjusted EBITDA for the three months ended June 30, 2020 was impacted by lower component sales primarily related to education.

ALJ Segment Adjusted EBITDA

ALJ segment adjusted EBITDA loss for the three months ended June 30, 2020 was ($0.9) million compared to segment adjusted EBITDA loss of ($0.7) million for the three months ended June 30, 2019. ALJ segment adjusted EBITDA loss for three months ended June 30, 2020 was impacted by increased legal fees for general corporate matters, including increased corporate governance to manage the impact of COVID-19.

Segment adjusted EBITDA is not considered a non-GAAP measure because we include segment adjusted EBITDA in our segment disclosures in accordance with the ASC Topic 280 – Segment Reporting. See “Part I, Item 1. Financial Statement – Note 13. Reportable Segments and Geographic Information.”  As such, we do not provide a reconciliation from net income (loss) to segment adjusted EBITDA.

Nine months ended June 30, 2020 Compared to Nine months ended June 30, 2019

The following table sets forth certain condensed consolidated statements of operations data as a percentage of net revenue for each period as follows:

	Nine Months Ended June 30, 2020		Nine Months Ended June 30, 2019
		% of		% of
(in thousands, except per share amounts)	Dollars	Net Revenue	Dollars	Net Revenue
Net revenue (1)
Faneuil	$178,915	63.5%	$146,565	55.1%
Carpets	29,599	10.5	37,213	14.0
Phoenix	73,331	26.0	82,227	30.9
Consolidated net revenue	281,845	100.0	266,005	100.0
Cost of revenue (2)
Faneuil	148,951	83.3	121,227	82.7
Carpets	23,682	80.0	29,327	78.8
Phoenix (3)	56,940	77.6	61,606	74.9
Consolidated cost of revenue	229,573	81.5	212,160	79.8
Selling, general, and administrative expense (2)
Faneuil	24,625	13.8	17,503	11.9
Carpets	6,260	21.1	7,071	19.0
Phoenix	9,358	12.8	9,324	11.3
ALJ	3,466	—	2,660	—
Consolidated selling, general, and administrative expense	43,709	15.5	36,558	13.7
Depreciation and amortization expense (2)
Faneuil	9,667	5.4	9,073	6.2
Carpets	421	1.4	616	1.7
Phoenix (4)	1,688	2.3	1,699	2.1
Consolidated depreciation and amortization expense	11,776	4.2	11,388	4.3
Impairment of goodwill (5)	59,047	21.0	—	—
(Gain) loss on disposal of assets and other gain, net (5)	(295)	—	(221)	(0.1)
Total consolidated operating expenses (5)	284,763	101.0	259,885	97.7
Consolidated operating income	(61,965)	(22.0)	6,120	2.3
Interest expense (5)	(7,976)	(2.8)	(8,041)	(3.0)
Interest from legal settlement (5)	200	—	—	—
Benefit from (provision for) income taxes (5)	1,007	0.4	(4,152)	(1.6)
Net loss (5)	$(68,734)	(24.4)	$(6,073)	(2.3)
(Loss) earnings per share of common stock–basic and diluted	$(1.63)		$(0.16)

(1)	Percentage is calculated as segment net revenue divided by consolidated net revenue.
(2)	Percentage is calculated as a percentage of the respective segment net revenue.
(3)	Includes depreciation expense of $3.3 million for both the nine months ended June 30, 2020 and 2019.
(4)

Primarily amortization of intangible assets. Total depreciation and amortization expense for Phoenix, including depreciation expense captured in cost of revenue, was $5.0 million for both the nine months ended June 30, 2020 and 2019.

(5)	Percentage is calculated as a percentage of consolidated net revenue.

Net Revenue

	Nine Months Ended June 30,
(in thousands)	2020	2019	$ Change	% Change
Faneuil	$178,915	$146,565	$32,350	22.1%
Carpets	29,599	37,213	(7,614)	(20.5)
Phoenix	73,331	82,227	(8,896)	(10.8)
Consolidated net revenue	$281,845	$266,005	$15,840	6.0%

Faneuil Net Revenue

Faneuil net revenue for the nine months ended June 30, 2020 was $178.9 million, an increase of $32.4 million, or 22.1%, compared to net revenue of $146.6 million for the nine months ended June 30, 2019. The increase was mainly attributable to a $43.1 million increase in new customer contracts, offset by a $6.7 million net decrease in existing customers mostly due to lower call volumes and a $4.0 million reduction driven by the completion of customer contracts.

Carpets Net Revenue

Carpets net revenue for the nine months ended June 30, 2020 was $29.6 million, a decrease of $7.6 million, or 20.5%, compared to net revenue of $37.2 million for the nine months ended June 30, 2019. The decrease was primarily attributable to lower sales volumes in flooring, cabinets, and granite.

Phoenix Net Revenue

Phoenix net revenue for the nine months ended June 30, 2020 was $73.3 million, a decrease of $8.9 million, or 10.8%, compared to net revenue of $82.2 million for the nine months ended June 30, 2019. The decrease was a result of several large orders during the nine months ended June 30, 2019 that did not reoccur during the nine months ended June 30, 2020, and lower component sales primarily related to education.

Cost of Revenue

	Nine Months Ended June 30,
(in thousands)	2020	2019	$ Change	% Change
Faneuil	$148,951	$121,227	$27,724	22.9%
As a percentage of net revenue	83.3%	82.7%
Carpets	23,682	29,327	(5,645)	(19.2)
As a percentage of net revenue	80.0%	78.8%
Phoenix	56,940	61,606	(4,666)	(7.6)
As a percentage of net revenue	77.6%	74.9%
Consolidated cost of revenue	$229,573	$212,160	$17,413	8.2%

Faneuil Cost of Revenue

Faneuil cost of revenue for the nine months ended June 30, 2020 was $149.0 million, an increase of $27.7 million, or 22.9%, compared to cost of revenue of $121.2 million for the nine months ended June 30, 2019. The increase in cost of revenue was a direct result of the increased net revenue, inefficiencies related to the start of production of new contracts, operational challenges related to the expansion of certain ongoing contracts, and higher call center rent expense. During the nine months ended June 30, 2020, as compared to the nine months ended June 30, 2019, cost of revenue as a percentage of segment net revenue increased to 83.3% from 82.7% as a result of the above mentioned items other than the increased net revenue.

Carpets Cost of Revenue

Carpets cost of revenue for the nine months ended June 30, 2020 was $23.7 million, a decrease of $5.6 million, or 19.2%, compared to cost of revenue of $29.3 million for the nine months ended June 30, 2019. The absolute dollar decrease in cost of revenue was mainly attributable to the decreased net revenue. During the nine months ended June 30, 2020, as compared to the nine months ended June 30, 2019, cost of revenue as a percentage of segment net revenue increased to 80.0% from 78.8% in the normal course of business.

Phoenix Cost of Revenue

Phoenix cost of revenue for the nine months ended June 30, 2020 was $56.9 million, a decrease of $4.7 million, or 7.6%, compared to cost of revenue of $61.6 million for the nine months ended June 30, 2019. During the nine months ended June 30, 2020, as compared to the nine months ended June 30, 2019, cost of revenue as a percentage of segment net revenue increased to 77.6% from 74.9%. Phoenix experiences normal fluctuations to cost of revenue as a percentage of net revenue as a result of changes to the mix of products sold.  Additionally, certain costs do not fluctuate directly with net revenue.

Selling, General, and Administrative Expense

	Nine Months Ended June 30,
(in thousands)	2020	2019	$ Change	% Change
Faneuil	$24,625	$17,503	$7,122	40.7%
Carpets	6,260	7,071	(811)	(11.5)
Phoenix	9,358	9,324	34	0.4
ALJ	3,466	2,660	806	30.3
Consolidated selling, general and administrative expense	$43,709	$36,558	$7,151	19.6%

Faneuil Selling, General, and Administrative Expense

Faneuil selling, general, and administrative expense for the nine months ended June 30, 2020 was $24.6 million, an increase of $7.1 million, or 40.7%, compared to selling, general, and administrative expense of $17.5 million for the nine months ended June 30, 2019. The increase was primarily attributable to an increase of $4.1 million to support new customers, $1.2 million loan amendment fees, including a non-cash expense of $0.7 million for the fair value of warrants issued in connection with the loan amendment, $1.0 to support existing customers, $1.0 million to shut down call centers and pay severance as part of Faneuil’s cost reduction initiative, $0.9 million non-cash change in fair value expense, offset by a $1.3 million recovery of litigation loss. See “Part I, Item 1. Financial Statements – Note 9. Commitments and Contingencies.” During the nine months ended June 30, 2020 compared to the nine months ended June 30, 2019, selling, general, and administrative expense as a percentage of segment net revenue increased to 13.8% from 11.9%. Certain selling, general, and administrative expenses do not fluctuate directly with net revenue. As such, we expect selling, general, and administrative expense as a percentage of segment net revenue to fluctuate.

Carpets Selling, General, and Administrative Expense

Carpets selling, general, and administrative expense was $6.3 million for the nine months ended June 30, 2020, a decrease of $0.8 million, or 11.5%, compared to selling, general, and administrative expense of $7.1 million for the nine months ended June 30, 2019. The decrease was primarily attributable to process improvements and cost reductions throughout the organization. Selling, general, and administrative expense as a percentage of segment net revenue increased to 21.1% for the nine months ended June 30, 2020 from 19.0% for the nine months ended June 30, 2019, which was mainly attributable to the reduction in net revenue. Certain selling, general, and administrative expenses do not fluctuate directly with net revenue. As such, we expect selling, general, and administrative expense as a percentage of segment net revenue to fluctuate.

Phoenix Selling, General, and Administrative Expense

Phoenix selling, general, and administrative expense for the nine months ended June 30, 2020 was $9.4 million, an increase of less than $0.1 million, or 0.4%, compared to selling, general, and administrative expense of $9.3 million for the nine months ended June 30, 2019.  The increase was mainly attributable to the $0.3 million bad debt allowance recorded during the nine months ended June 30, 2020 as a result of a Phoenix customer’s bankruptcy reorganization, somewhat offset by the completion of the process to consolidate manufacturing facilities and sublease redundant facilities.  Selling, general, and administrative expense as a percentage of segment net revenue increased to 12.8% for the nine months ended June 30, 2020 from 11.3% for the nine months ended June 30, 2019, which was mainly attributable to the reduction in net revenue and the previously mentioned bad debt allowance. Certain selling, general, and administrative expenses do not fluctuate directly with net revenue. As such, we expect selling, general, and administrative expense as a percentage of segment net revenue to fluctuate.

ALJ Selling, General, and Administrative Expense

ALJ selling, general, and administrative expense for the nine months ended June 30, 2020 was $3.5 million, an increase of $0.8 million, or 30.3%, compared to selling, general, and administrative expense of $2.7 million for the nine months ended June 30, 2019.   The increase was mainly attributable to $0.3 million non-cash banking fees as part of amending our financing agreement, and increased legal fees for general corporate matters, including increased corporate governance to manage the impact of COVID-19.  We expect selling, general, and administrative expense to fluctuate in the future as we comply with SEC reporting requirements and regulations and allocate certain expenses to our subsidiaries.

Depreciation and Amortization Expense

	Nine Months Ended June 30,
(in thousands)	2020	2019	$ Change	% Change
Faneuil	$9,667	$9,073	$594	6.5%
Carpets	421	616	(195)	(31.7)
Phoenix	1,688	1,699	(11)	(0.6)
Consolidated depreciation and amortization expense	$11,776	$11,388	$388	3.4%

Faneuil Depreciation and Amortization Expense

Faneuil depreciation and amortization expense for the nine months ended June 30, 2020 was $9.7 million, an increase of $0.6 million, or 6.5%, compared to depreciation and amortization expense of $9.1 million for the nine months ended June 30, 2019. The increase was attributable to leasehold improvements for new call center buildouts and capital equipment purchased to support new and expanded contracts, somewhat offset by the completion of amortization for leasehold improvements of one call center. Faneuil expects future depreciation and amortization expense to increase as Faneuil continues to invest in its business, which includes opening new call centers. Because certain Faneuil contracts require capital investments such as lease buildouts, Faneuil depreciation and amortization expense is impacted by the timing of new contracts and the completion of existing contracts.

Carpets Depreciation and Amortization Expense

Carpets depreciation and amortization expense for the nine months ended June 30, 2020 was $0.4 million, a decrease of $0.2 million, or 31.7%, compared to depreciation and amortization expense of $0.6 million for the nine months ended June 30, 2019. The decrease was attributable to fully amortized intangible assets.

Phoenix Depreciation and Amortization Expense

Phoenix depreciation and amortization expense consists primarily of amortization of acquisition-related intangible assets. Depreciation and amortization expense was consistent at $1.7 million for both the nine months ended June 30, 2020 and 2019.

Interest Expense

Interest expense for both the nine months ended June 30, 2020 and 2019 was $8.0 million.  Interest expense was impacted by the additional amortization of loan amendment fees and increased weighted-average outstanding balance on our line of credit, offset by a lower weighted-average interest rate and a lower average outstanding balance on our term loan.

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

As a result of the interim test, ALJ recognized a non-cash impairment of goodwill totaling $59.0 million during the nine months ended June 30, 2020.

Interest from Legal Settlement

During the nine months ended June 30, 2020, Faneuil received a onetime $1.5 million settlement, of which $0.2 million was attributable to interest. See “Part I, Item 1. Financial Statements – Note 9. Commitments and Contingencies.”

Benefit from (Provision for) Income Taxes

We recorded a benefit from income taxes of $1.0 million for the nine months ended June 30, 2020 compared to a provision for income taxes of $4.2 million for the nine months ended June 30, 2019. Our benefit from income taxes for the nine months ended June 30, 2020 was the result of generating state taxable income, offset by changes to the valuation allowance recorded against net deferred tax assets.  Our provision for income taxes for the nine months ended June 30, 2019 reflected a non-cash deferred income tax expense of $3.6 million, the majority of which was to reduce the net value of our NOL carryforward.

Segment Adjusted EBITDA

	Nine Months Ended June 30,
(in thousands)	2020	2019	$ Change	% Change
Faneuil	$7,288	$8,257	$(969)	(11.7)%
Carpets	13	910	(897)	(98.6)
Phoenix	10,779	15,437	(4,658)	(30.2)
ALJ	(2,855)	(2,092)	(763)	(36.5)
Segment adjusted EBITDA	$15,225	$22,512	$(7,287)	(32.4)%

Faneuil Segment Adjusted EBITDA

Faneuil segment adjusted EBITDA for the nine months ended June 30, 2020 was $7.3 million compared to segment adjusted EBITDA of $8.3 million for the nine months ended June 30, 2019. Faneuil segment adjusted EBITDA for the nine months ended June 30, 2020 was impacted by operational inefficiencies from the start of production of new contracts, increased medical claims, increased reserves for workers’ compensation claims, and higher rent expense for new call centers.

Carpets Segment Adjusted EBITDA

Carpets segment adjusted EBITDA loss for the nine months ended June 30, 2020 was less than $0.1 million compared to segment adjusted EBITDA of $0.9 million for the nine months ended June 30, 2019. Carpets segment adjusted EBITDA for the nine months ended June 30, 2020 was impacted by lower volumes from builders and fewer upgrades to higher margin products by builder customers.

Phoenix Segment Adjusted EBITDA

Phoenix segment adjusted EBITDA for the nine months ended June 30, 2020 was $10.8 million compared to segment adjusted EBITDA of $15.4 million for the nine months ended June 30, 2019. Phoenix segment adjusted EBITDA for the nine months ended June 30, 2020 was impacted by lower component sales primarily related to education and a $0.3 million bad debt allowance for a customer bankruptcy. Although production labor decreased in response to the decreased volumes, such decrease in production labor did not keep pace with the decreased volumes.

ALJ Segment Adjusted EBITDA

ALJ segment adjusted EBITDA loss for the nine months ended June 30, 2020 was ($2.9) million compared to segment adjusted EBITDA loss of ($2.1) million for the nine months ended June 30, 2019. ALJ segment adjusted EBITDA loss for nine months ended June 30, 2020 was impacted by increased legal fees for general corporate matters, including increased corporate governance to manage the impact of COVID-19, and the change from stock compensation, which does not impact adjusted EBITDA, to cash compensation, which does impact adjusted EBITDA, for our Chief Executive Officer.

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

Phoenix

There is seasonality to Phoenix’s business. Education book component sales (school and college) traditionally peak in the first and second quarters of the calendar year. Other book sales traditionally peak in the third quarter of the calendar year. Book sales also traditionally peak in the third quarter of the calendar year. The fourth quarter of the calendar year traditionally has been Phoenix’s weakest quarter. These seasonal factors are not significant.

Liquidity and Capital Resources

Historically, our principal sources of liquidity have been cash provided by operations and borrowings under various debt arrangements. At June 30, 2020, our principal sources of liquidity included cash and cash equivalents of $7.4 million and an unused borrowing capacity of $14.8 million on our line of credit. Our principal uses of cash have been for acquisitions, capital expenditures to support Faneuil’s customers, and to pay down debt. We anticipate these uses will continue to be our principal uses of liquidity in the future.

Global financial and credit markets have been volatile in recent years.  The volatility was further exacerbated during the three months ended June 30, 2020 by COVID-19. Future adverse conditions of these markets could negatively affect our ability to secure funds or raise capital at a reasonable cost or at all. For additional discussion of our various debt arrangements see Contractual Obligations below.

In summary, our cash flows for each period were as follows:

	Nine Months Ended June 30,
(in thousands)	2020	2019
Cash provided by operating activities	$7,290	$17,496
Cash used for investing activities	(5,224)	(15,779)
Cash provided by (used for) financing activities	798	(746)
Change in cash and cash equivalents	$2,864	$971

For the nine months ended June 30, 2020, we recognized net loss of $68.7 million, which included a non-recurring impairment of goodwill of $59.0 million, generated cash from operating activities of $7.3 million, used cash for investing activities of $5.2 million, and generated cash from financing activities of $0.8 million.

For the nine months ended June 30, 2019, we recognized net loss of $6.1 million, and generated cash from operating activities of $17.5 million, offset by cash used for investing activities of $15.8 million and financing activities of $0.7 million.

Operating Activities

Cash provided by operating activities of $7.3 million during the nine months ended June 30, 2020 was the result of our $68.7 million net loss, $76.6 million addback of net non-cash expenses, and $0.6 million of net cash used for changes in operating assets and liabilities. The most significant components of net non-cash expenses include the impairment of goodwill of $59.0 million, depreciation and amortization expense of $15.1 million, and $1.0 million provision for bad debts and obsolete inventory, offset by deferred income taxes of $1.4 million. The most significant components of changes in operating assets and liabilities were mostly attributable to the timing of Faneuil’s significant new customer implementations and included accounts receivable of $10.9 million, prepaid expenses, collateral deposits, and other current assets of $4.7 million, and other assets of $1.1 million, which used cash, offset by deferred revenue and customer deposits of $7.8 million, accounts payable of $4.0 million, and accrued expenses of $1.5 million, which provided cash.  Additionally, the CARES Act allowed us to defer payment for $2.5 million of payroll-related taxes, which positively impacted our cash flow from operations.  The CARES Act payroll liability is recorded in other non-current liabilities at June 30, 2020.

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

Cash used for operations for the nine months ended June 30, 2020 compared to cash provided by operations the nine months ended June 30, 2019, was impacted by lower cash earnings, increased accounts receivable due to the timing of Faneuil’s new customer implementations, managing vendor payments to preserve cashflow, and the CARES Act.

Investing Activities

For the nine months ended June 30, 2020, our investing activities used $5.2 million of cash, of which $2.2 million was used to purchase equipment, software and leasehold improvements for Faneuil’s new and existing customers, and $3.0 million was used to purchase capital equipment in the normal course of operations.

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

Cash used for investing activities for nine months ended June 30, 2020 compared to the nine months ended June 30, 2019 decreased due to the completion of Faneuil’s three new customer call center buildouts, which were completed in April 2019.

Financing Activities

For the nine months ended June 30, 2020, our financing activities provided $0.8 million of cash. Net proceeds from our line of credit provided $6.0 million to fund working capital requirements at Faneuil, Phoenix, and Corporate.  Our Ninth Amendment provided $1.5 million of cash, which was used to pay down our line of credit.  Financing activities which used cash included $3.9 million to pay down our term loans, $2.0 million for capital lease payments, and $0.8 million for deferred loan costs related to the Sixth, Seventh, Eighth, and Ninth Amendments to our Financing Agreement.  See “Part I, Item 1. Financial Statements – Note 8. Debt.”

For the nine months ended June 30, 2019, our financing activities used $0.8 million of cash. Net proceeds from our line of credit and term loan provided $4.6 million and $5.0 million, respectively.  Financing activities which used cash included $7.5 million to pay down our term loan, $2.3 million for capital lease payments, and $0.6 million for debt issuance costs.

Cash provided by financing activities for nine months ended June 30, 2020 compared to cash used for financing activities for the nine months ended June 30, 2019 was impacted by increased borrowings on our line of credit and the deferral of two quarterly term loan principal payments due on March 31, 2020 and June 30, 2020, which were negotiated as part of the Eighth and Ninth Amendments to the Financing Agreement.

Contractual Obligations

The following table summarizes our significant contractual obligations at June 30, 2020, and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments due by Period
		Less Than	One – Three	Four – Five	More than Five
(in thousands)	Total	One Year	Years	Years	Years
Term loan with quarterly principal payments (1)	$70,142	$6,150	$24,600	$39,392	$—
Operating lease obligations (2)	59,921	8,144	13,527	13,459	24,791
Line of credit (1)	15,791	—	—	15,791	—
Other liabilities (3)	17,603	1,069	16,534	—	—
Capital lease obligations (1)	6,111	2,744	3,076	291	—
Term loan with no quarterly principal payments (1)	10,037	—	—	10,037	—
Equipment financing agreements (1)	4,093	1,972	2,121	—	—
Total contractual cash obligations(4)	$183,698	$20,079	$59,858	$78,970	$24,791

(1)	Refer to “Part I, Item 1. Financial Statements – Note 8. Debt.”
(2)	Refer to “Part I, Item 1. Financial Statements – Note 9. Commitments and Contingencies.”
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

Off-Balance Sheet Arrangements

As of June 30, 2020, we had two types of off-balance sheet arrangements.

Surety Bonds. As part of Faneuil’s normal course of operations, certain customers require surety bonds guaranteeing the performance of a contract. As of June 30, 2020, the face value of such surety bonds, which represents the maximum cash payments that Faneuil would have to make under certain circumstances of non-performance, was approximately $29.2 million.

Letters of Credit. ALJ had letters of credit totaling $3.3 million outstanding as of June 30, 2020.

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

For a complete summary of our significant accounting policies, please refer to “Part IV. Exhibits, Financial Statement Schedules –Note 2. Summary of Significant Accounting Policies,” included in our Fiscal 2019 Form 10-K. As a result of adopting ASC 606, we revised our revenue recognition accounting policy. See further discussion at “Part I, Item 1. Financial Statements – Note 2. Recent Accounting Standards.”  There were no other changes to our accounting policies during the nine months ended June 30, 2020.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company has been named in, and from time to time may become named in, various other lawsuits or threatened actions that are incidental to our ordinary business. Litigation is inherently unpredictable. Any claims against the Company, whether meritorious or not, could be time-consuming, cause the Company to incur costs and expenses, require significant amounts of management time and result in the diversion of significant operational resources. The results of these lawsuits and actions cannot be predicted with certainty. The Company concluded as of June 30, 2020 that the ultimate resolution of these matters will not have a material adverse effect on the Company’s business, consolidated financial position, results of operations or cash flows.

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

As of June 30, 2020, $96.0 million of our current borrowings under the Cerberus Term Loan, Cerberus/PNC Revolver, and potential future borrowings are, and may continue to be, at variable rates of interest, tied to LIBOR or the Prime Rate of interest, thus exposing us to interest rate risk. Such rates tend to fluctuate based on general economic conditions, general interest rates, Federal Reserve rates and the supply of and demand for credit in the relevant interbanking market. In recent years, the Fed has incrementally changed the target range for the federal funds rate. Changes in the interest rate generally, and particularly when coupled with any significant variable rate indebtedness, could materially adversely impact our interest expense. If interest rates changed in the future by 100 basis points, based on our current borrowings as of June 30, 2020, our interest expense would increase or decrease by $1.0 million per year.

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

As of June 30, 2020, each of our subsidiaries had a significant backlog. Our backlog is typically subject to large variations from quarter to quarter and comparisons of backlog from period to period are not necessarily indicative of future revenue. The contracts comprising our backlog may not result in actual revenue in any particular period or at all, and the actual revenue from such contracts may differ from our backlog estimates. The timing of receipt of revenue, if any, for projects included in backlog could change because many factors affect the scheduling of projects. In certain instances, customers may have the right to cancel, reduce or defer amounts that we have in our backlog, which could negatively affect our future revenue. The failure to realize all amounts in our backlog could adversely affect our revenue and gross margins. As a result, our subsidiaries’ backlog as of any particular date may not be an accurate indicator of our future revenue or earnings.

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

If we undergo an ownership change for purposes of Section 382 as a result of future transactions involving our common stock, including purchases or sales of stock between 5% stockholders, our ability to use our NOLs and to recognize certain built-in losses would be subject to the limitations of Section 382. Depending on the resulting limitation, a significant portion of our NOLs could expire before we would be able to use them. At the end of our last fiscal year, September 30, 2019, we had net operating loss carryforwards for federal income tax purposes of approximately $138.1 million that start expiring in 2022. Approximately $115.2 million of the carryforward expires in 2022. Our inability to utilize our NOLs would have a negative impact on our financial position and results of operations.

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

Our executive officers and directors and their affiliated entities together beneficially owned approximately 58.1% of our outstanding common stock at July 31, 2020. Jess Ravich, our current Chief Executive Officer, beneficially owned approximately 49.7% of our common stock as of July 31, 2020. As a result, these stockholders, if they act together or in a block, could have significant influence over most matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions, even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

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

Your share ownership may be diluted by the issuance of additional shares of our common or preferred stock or securities convertible into common or preferred stock in the future. As of June 30, 2020, a total of 1,804,000 shares of our common stock are issuable pursuant to outstanding options issued by us at a weighted-average exercise price of $3.14, and 2,907,529 shares of our common stock are issuable pursuant to outstanding warrants at a weighted-average exercise price of $1.13. It is probable that options or warrants to purchase our common stock will be exercised during their respective terms if the fair market value of our common stock exceeds the exercise price of the particular option or warrant. If the stock options or warrants are exercised, your share ownership will be diluted. Additionally, options to purchase up to 1,130,000 shares of ALJ common stock are available for grant under our existing equity compensation plans as of June 30, 2020.

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

Date: August 12, 2020
/s/ Jess Ravich
Jess Ravich
Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2020
/s/ Brian Hartman
Brian Hartman
Chief Financial Officer
(Principal Financial Officer)