Form 10-K
period 2020-09-30
ALJ REGIONAL HOLDINGS INC
filed 2020-12-18
CIK 1438731

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2020

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

   If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

   Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes Oxley Act (15 U.S.C. 7262 (b)) by the registered public accounting firm that prepared or issued its audit report. ☐

   Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

   The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates was approximately $11,523,803, based on the closing price of $0.60 for such common equity on March 31, 2020.

   The number of shares of common stock, $0.01 par value per share, outstanding as of November 30, 2020, was 42,321,048.

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

ii

PART I

ITEM 1. BUSINESS.

Overview and Business Organization

ALJ Regional Holdings, Inc. (including subsidiaries, referred to collectively in this report as “ALJ,” the “Company” or “we”) is a holding company.  As of September 30, 2020, ALJ consisted of the following wholly-owned subsidiaries:

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

Acquisition of Customer Management Outsourcing Business

In May 2017, Faneuil acquired certain assets and assumed certain liabilities associated with the customer management outsourcing business (“CMO Business”) of Vertex Business Services LLC.

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

Employees

Faneuil had 7,743 employees as of September 30, 2020 (up from 5,499 employees as of September 30, 2019), all of whom are located in the U.S. No employees are subject to any collective bargaining agreements. Faneuil considers its employee relations good.

Customers

Faneuil’s client portfolio includes both government and commercial entities nationwide, including several toll authorities, state agencies, municipalities, publicly-owned utilities, health benefit exchanges, one government agency that operates the major airports serving the Washington, D.C. area, and several other public and private entities.

The percentages of Faneuil net revenue derived from its significant customers for the years ended September 30, 2020 and 2019 were as follows:

	Year Ended September 30,
	2020	2019
Customer A	10.6%	10.8%
Customer B	**	13.8
Customer C	**	10.3

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

Properties

Faneuil leases all its properties in various locations throughout the United States for customer contact centers, walk-in retail, and administration. Corporate headquarters are located in Hampton, VA.  Faneuil’s leased facilities comprise an aggregate of approximately 558,000 square feet with leases that expire at various dates through April 2030.  Faneuil believes that its existing leased facilities are adequate for current requirements.

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

The following table reflects the amount of Faneuil backlog by the fiscal year we expect to recognize revenue:

	As of September 30,
(in millions)	2020	2019
Within one year	$245.6	$210.0
Between one year and two years	145.4	133.5
Between two years and three years	101.4	62.3
Between three years and four years	83.4	29.3
Thereafter	38.1	58.6
Total Faneuil backlog	$613.9	$493.6

The increase in Faneuil backlog at September 30, 2020 compared to September 30, 2019 was primarily driven by one large multi-year transportation contract award and one large healthcare customer contract extension.

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

Carpets is one of the largest floor covering retailers in Las Vegas, Nevada, and a provider of multiple products for the commercial, retail and home builder markets, including flooring, countertops, cabinets, window coverings, and garage/closet organizers. In addition to a stone and solid surface fabrication facility, Carpets has one retail location in the Las Vegas area.

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

Cabinets and Other Products. Carpets provides kitchen, bathroom, and garage cabinets, closet and closet organizers, and window coverings including blinds, shutters, and shades.

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

A small number of customers have historically accounted for a substantial portion of Carpets net revenue.  The percentages of Carpets net revenue derived from its significant customers for the years ended September 30, 2020 and 2019 were as follows:

	Year Ended September 30,
	2020	2019
Customer A	26.0%	27.3%
Customer B	25.5	21.1
Customer C	22.0	29.4

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

The percentages of Carpets inventory purchases from its significant suppliers for the years ended September 30, 2020 and 2019 were as follows:

	Year Ended September 30,
	2020	2019
Supplier A	17.9%	20.1%
Supplier B	16.9	17.7
Supplier C	**	12.9
Supplier D	**	10.2

** Less than 10% of Carpets inventory purchases.

Backlog

Carpets backlog represents open purchase orders.  As of September 30, 2020, Carpets total backlog, which is expected to be fully realized within the next 12 months, was $7.5 million compared to $11.0 million as of September 30, 2019.  The decrease in Carpets backlog at September 30, 2020, compared to September 30, 2019, was the result of a lower sales pipeline.

For further information regarding Carpets backlog, see “Part I, Item 1A. Risk Factors - Risks Related to our Business Generally and our Common Stock - We may not receive the full amounts estimated under the contracts in our backlog, which could reduce our revenue in future periods below the levels anticipated. This makes backlog an uncertain indicator of future operating results.”

Competition

Primary competitors to Carpets include other flooring, countertop and surround, and cabinet providers both nationally and in the Las Vegas area, such as Interior Specialist Inc. and Classic Flooring, as well as large box stores such as Lowe’s, Home Depot, and RC Willey. Carpets believes that its competitive advantages include a comprehensive and high-end quality solution for home builders for flooring, surrounds, and cabinets, which provides them with a single point of accountability. Carpets also competes with discounted flooring companies such as Cloud Carpet and Carpets Galore.

Seasonality

Carpets generally experiences seasonality within the home building business as the number of houses sold during the winter months is typically lower than during other times of the year. Conversely, the number of houses sold and delivered during the remaining portion of the year increases in comparison.

Employees

Carpets had 247 employees, including part-time installers, as of September 30, 2020 (down from 386 employees at September 30, 2019), all of whom are located in the U.S.  No employees are subject to any collective bargaining agreements. Carpets considers its employee relations good.

Properties

Carpets leases its corporate office, one retail location, solid surface fabrication facility, and flooring and cabinet warehouses, which are all located in or around Las Vegas, NV.  Leased facilities total approximately 90,000 square feet with leases that expire at various dates through March 2022. Carpets believes its leased facilities will be adequate for at least the next 12 months.

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

Acquisition of Printing Components Business

On October 2, 2017, Phoenix acquired certain assets and assumed certain liabilities from LSC Communications, Inc. (“LSC”) and Moore-Langen Printing Company, Inc. related to LSC’s printing and manufacturing services division in Terre Haute, Indiana (“Printing Components Business”) for aggregate consideration of $10.0 million.

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

Employees

Phoenix had 413 employees as of September 30, 2020 (down from 433 employees as of September 30, 2019), all of whom are located in the U.S.  Phoenix considers its employee relations good.

Customers

Phoenix sells to many of the leading publishing companies.  A small number of customers have historically accounted for a substantial portion of Phoenix net revenue.  The percentages of Phoenix net revenue derived from its significant customers for the years ended September 30, 2020 and 2019 were as follows:

	Year Ended September 30,
	2020	2019
Customer A	24.4%	20.8%
Customer B	18.9	19.4
Customer C	13.0	13.2
Customer D	**	10.0

** Less than 10% of Phoenix net revenue.

Suppliers

Phoenix has historically purchased raw materials from a small number of suppliers primarily to control the quality of the product and to capitalize on volume discounts.  If these suppliers were unable to provide materials on a timely basis, Phoenix management believes alternative suppliers could provide the required materials with minimal disruption to the business.  Historically, Phoenix has not experienced any significant delay or shortage in the supply of materials.

The percentages of Phoenix inventory purchases from its significant suppliers for the years ended September 30, 2020 and 2019 were as follows:

	Year Ended September 30,
	2020	2019
Supplier A	17.3%	22.7%
Supplier B	14.1	**
Supplier C	10.6	**

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

The following table reflects the amount of Phoenix backlog by the fiscal year we expect to recognize revenue:

	As of September 30,
(in millions)	2020	2019
Within one year	$65.0	$68.1
Between one year and two years	63.5	51.5
Between two years and three years	57.3	37.8
Between three years and four years	43.3	18.2
Thereafter	95.6	—
Total Phoenix backlog	$324.7	$175.6

The increase in Phoenix backlog at September 30, 2020 compared to September 30, 2019 was primarily driven by the execution of a multi-year extension of a strategic customer supply agreement with increased volume commitments through 2027.

For further information regarding Phoenix backlog, see “Part I, Item 1A. Risk Factors - Risks Related to our Business Generally - We may not receive the full amounts estimated under the contracts in our backlog, which could reduce our revenue in future periods below the levels anticipated. This makes backlog an uncertain indicator of future operating results.”

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

Primary competitors in the printing and manufacturing of books and book components include, but are not limited to Coral Graphics, Quad Graphics, and Worzalla. There is no reliable industry data available to determine Phoenix’s market share and position versus that of its competitors. With respect to book components, a portion of the products is produced by the book manufacturers and a portion by component printers. The dollar value of book components manufactured by the book manufacturers or by other component printers is unknown. Phoenix and Coral Graphics are the two primary trade book component manufacturers used by major publishers in the U.S. market. Most high-quality, heavily-illustrated and multi-colored books sold in the U.S. are produced outside of the U.S. Phoenix competes with Worzalla and several domestic book manufacturers for that portion that is produced domestically.

Properties

Phoenix owns its principal properties for corporate offices and production located in Hagerstown, MD, which totals approximately 276,000 square feet. Phoenix owns two buildings totaling approximately 45,000 square feet in Terre Haute, IN, which were acquired as part of the Printing Components Business.  Additionally, Phoenix rents approximately 10,000 square feet in Rockaway, NJ (reduced to 5,000 square feet on October 1, 2020) and 3,000 square feet in New York, NY.  Both leases are month-to-month. Phoenix believes its facilities will be adequate for at least the next 12 months.

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

As of September 30, 2020, ALJ had four employees, its Chief Executive Officer, Chief Financial Officer, and two support staff, performing services dedicated primarily to general corporate and administrative matters. No employee is represented by a labor union.

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

Since its adoption into law in 2010, the Affordable Care Act has been challenged before the U.S. Supreme Court, and several bills have been and continue to be introduced in Congress to delay, defund, or repeal implementation of or amend significant provisions of the Affordable Care Act. In addition, there continues to be ongoing litigation over the interpretation and implementation of certain provisions of the law. New tax reform legislation enacted on December 22, 2017 (“Tax Reform Law”) includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate,” which could lead to fewer enrollments in healthcare exchanges. Further significant changes to, or repeal of, the Affordable Care Act could materially and adversely affect that aspect of Faneuil’s business.

Economic downturns, reductions in government funding and other program-related and contract-related risks could have a negative effect on Faneuil’s business.

Demand for the services offered by Faneuil has been, and is expected to continue to be, subject to significant fluctuations due to a variety of factors beyond its control, including economic conditions, particularly since contracts for major programs are performed over extended periods of time. During economic downturns, the ability of both private and governmental entities to make expenditures may decline significantly. We cannot be certain that economic or political conditions will be generally favorable or that there will not be significant fluctuations adversely affecting Faneuil as a whole, or key industry segments targeted by Faneuil. In addition, Faneuil’s operations are, in part, dependent upon state government funding. Significant changes in the level of state government funding, changes in personnel at government authorities, the failure of applicable government authorities to take necessary actions, opposition by third parties to particular programs, any delay in the state government budget process or a state government shutdown could have an unfavorable effect on Faneuil’s business, financial position, results of operations and cash flows.

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

Faneuil derives a substantial portion of its revenue from a relatively small number of customers. For additional information regarding Faneuil customer concentrations, see “Part IV, Item 15. Exhibits, Financial Statement Schedules – Note 5. Concentration Risks.”  We expect the largest customers of Faneuil to continue to account for a substantial portion of its total net revenue for the foreseeable future. Faneuil has long-standing relationships with many of its significant customers. However, because Faneuil customers generally contract for specific projects or programs with a finite duration, Faneuil may lose these customers if funding for their respective programs is discontinued, or if their projects end and the contracts are not renewed or replaced. The loss or reduction of, or failure to renew or replace, any significant contracts with any of these customers could materially reduce Faneuil revenue and cash flows. Additionally, many Faneuil customers are government entities, which can unilaterally terminate or modify the existing contracts with Faneuil without cause and penalty to such government entities in many situations. If Faneuil does not replace them with other customers or other programs, the loss of business from any one of such customers could have a material adverse effect on its business or results of operations.

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

Changes in employment laws and prevailing wage standards may adversely affect our business.

The industries in which Faneuil competes is labor intensive. Faneuil’s ability to meet its labor needs on a cost-effective basis is subject to numerous external factors, including the availability of qualified personnel in the workforce in the local markets in which it operates, unemployment levels within those markets, prevailing wage rates, health and other insurance costs and changes in employment and labor laws. Such laws related to employee hours, wages, job classification and benefits could significantly increase Faneuil’s operating costs. Additionally, in the event prevailing wage rates increase in the local markets in which Faneuil operates, Faneuil may be required to concurrently increase the wages paid to its employees to maintain the quality of its workforce and customer service. To the extent such increases are not covered by our customers, Faneuil’s profit margins may decrease as a result. If Faneuil is unable to hire and retain employees capable of meeting its business needs and expectations, its business and brand image may be impaired. Any failure to meet Faneuil’s staffing needs or any material increase in turnover rates of its employees may adversely affect its business, results of operations and financial condition.

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

A small number of customers have historically accounted for a substantial portion of Carpets net revenue. We expect that key customers will continue to account for a substantial portion of Carpets net revenue for the foreseeable future. However, Carpets may lose these customers due to pricing, quality or other various issues. The loss or reduction of, or failure to renew or replace, any significant contracts with any of these customers could have a material adverse effect on its business or results of operations. For additional information regarding customer concentrations, see “Part IV, Item 15. Exhibits, Financial Statement Schedules – Note 5. Concentration Risks.”

Historically, Carpets has purchased inventory from a small number of vendors. If these vendors became unable to provide materials promptly, or if such vendors became unable to satisfy Carpets’ standards for quality and its need to access products in a timely, efficient and cost-effective manner, Carpets would be required to find alternative vendors. The ability to access products can also be adversely affected by political instability, the financial instability of suppliers, suppliers’ noncompliance with applicable laws, trade restrictions, tariffs, currency exchange rates, supply disruptions, weather conditions, natural disasters, including climate change related events, shipping or logistical interruptions or costs and other factors beyond its control. If these vendors fail or are unable to perform as expected and Carpets is unable to replace them quickly, its business could suffer material adverse short- and long-term effects. For additional information regarding vendor concentrations, see “Part IV, Item 15. Exhibits, Financial Statement Schedules – Note 5. Concentration Risks.”

Risks Related to Phoenix

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

Phoenix has significant customer and supplier concentration. For additional information regarding customer and supplier concentrations, see “Part IV, Item 15. Exhibits, Financial Statement Schedules – Note 5. Concentration Risks.” Any significant cancellation, deferral or reduction in the quantity or type of products sold to these principal customers or a significant number of smaller customers, including as a result of Phoenix’s failure to perform, the impact of economic weakness and challenges to customer businesses, a change in buying habits, further industry consolidation or the impact of the shift to alternative methods of content delivery, including digital distribution and printing, to customers, could have a material adverse effect on Phoenix business. Further, if Phoenix’s significant customers, in turn, are not able to secure large orders, they will not be able to place orders with Phoenix. A substantial decrease or interruption in business from Phoenix’s significant customers could result in write-offs or the loss of future business and could have a material adverse effect on Phoenix’s business.

Additionally, Phoenix purchases certain limited grades of paper to produce book and component products. If Phoenix’s suppliers reduce their supplies or discontinue these grades of paper, Phoenix may be unable to fulfill its contract obligations, which could have a material adverse effect on its business. See “Part IV, Item 15. Exhibits, Financial Statement Schedules – Note 5. Concentration Risks.”

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

We previously received a notice of failure to satisfy a continued listing rule from the Nasdaq.

On April 9, 2020, we received a letter from the Listing Qualifications Department of the Nasdaq Stock Market (“Nasdaq”) indicating that, based upon the closing bid price of our common stock for the last 30 consecutive business days, we did not meet the minimum bid price of $1.00 per share required for continued listing on The Nasdaq Global Market pursuant to Nasdaq Listing Rule 5450(a)(1). Pursuant to the initial Nasdaq notice and Rule 5810(c)(3)(A) of the Nasdaq Listing Rules, we originally had 180 calendar days from the date of the notice, or until October 6, 2020, to regain compliance with the minimum bid price requirement in Rule 5550(a)(2) by achieving a closing bid price for our common stock of at least $1.00 per share over a minimum of 10 consecutive business days. However, on April 17, 2020, we received a second letter from the Nasdaq indicating that, given the extraordinary market conditions, effective as of April 16, 2020, the Nasdaq has determined to toll the compliance periods for the minimum bid price requirement through June 30, 2020, such that we had until December 21, 2020, to regain compliance. On November 5, 2020, we received a notice from NASDAQ that we had regained compliance with Listing Rule 5450(a)(1). Despite Nasdaq now considering this matter closed, there can be no assurance that we will be able to remain in compliance with the minimum bid price requirement or with other Nasdaq listing requirements in the future. If we are unable to remain in compliance with the minimum bid price requirement or with any of the other continued listing requirements, the Nasdaq may take steps to delist our common stock, which could have adverse results, including, but not limited to, a decrease in the liquidity and market price of our common stock, loss of confidence by our employees and investors, loss of business opportunities, and limitations in potential financing options.

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

The industries in which our subsidiaries operate are highly competitive, which could decrease demand for our subsidiaries’ products or force them to lower their prices, which could have a material adverse effect on their business and our financial results.

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

Competitive pressures or the inability by our subsidiaries to adapt effectively and quickly to a changing competitive landscape could affect prices, margins or demand for products and services. If our subsidiaries are unable to respond timely and appropriately to these competitive pressures, from existing or new competitors, their business, market share and financial performance could be adversely affected.

A failure to attract and retain necessary personnel, skilled management, and qualified subcontractors may have an adverse impact on the business of our subsidiaries.

Because each of our subsidiaries operates in intensely competitive markets, its success depends to a significant extent upon each subsidiary’s ability to attract, retain and motivate highly skilled and qualified personnel and to subcontract with qualified, competent subcontractors. If our subsidiaries fail to attract, develop, motivate, retain, and effectively utilize personnel with the desired levels of training or experience, or, as applicable, are unable to contract with qualified, competent subcontractors, their business will be harmed. Experienced and capable personnel remain in high demand, and there is continual competition for their talents. Quality service depends on the ability to retain employees and control personnel turnover, as any increase in the employee turnover rate could increase recruiting and training costs and could decrease operating effectiveness and productivity. Additionally, our subsidiaries’ businesses are driven in part by the personal relationships, skills, experience and performance of each subsidiary’s senior management team. Despite executing employment agreements with members of each subsidiary’s senior management team, such members may discontinue service with our subsidiaries and we may not be able to find individuals to replace them at the same cost, or at all. We have not obtained “key person” insurance for any member of our senior management team. The loss or interruption of the services of any key employee or the loss of a key subcontractor relationship could hurt our business, financial condition, cash flow, results of operations and prospects.

Changes in interest rates may increase our interest expense.

As of September 30, 2020, $95.2 million of our current borrowings under the Cerberus Term Loan, Cerberus/PNC Revolver, and potential future borrowings are, and may continue to be, at variable rates of interest, tied to LIBOR or the Prime Rate of interest, thus exposing us to interest rate risk. Such rates tend to fluctuate based on general economic conditions, general interest rates, Federal Reserve rates and the supply of and demand for credit in the relevant interbanking market. In recent years, the Fed has incrementally changed the target range for the federal funds rate. Changes in the interest rate generally, and particularly when coupled with any significant variable rate indebtedness, could materially adversely impact our interest expense. If interest rates changed in the future by 100 basis points, based on our current borrowings as of September 30, 2020, our interest expense would increase or decrease by $1.0 million per year.

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

As of September 30, 2020, each of our subsidiaries had a significant backlog. Our backlog is typically subject to large variations from quarter to quarter and comparisons of backlog from period to period are not necessarily indicative of future revenue. The contracts comprising our backlog may not result in actual revenue in any particular period or at all, and the actual revenue from such contracts may differ from our backlog estimates. The timing of receipt of revenue, if any, for projects included in backlog could change because many factors affect the scheduling of projects. In certain instances, customers may have the right to cancel, reduce or defer amounts that we have in our backlog, which could negatively affect our future revenue. The failure to realize all amounts in our backlog could adversely affect our revenue and gross margins. As a result, our subsidiaries’ backlog as of any particular date may not be an accurate indicator of our future revenue or earnings.

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

We may not be able to consummate additional acquisitions and dispositions on acceptable terms or at all. Furthermore, we and our subsidiaries may not be able to integrate acquisitions successfully and achieve anticipated synergies, or the acquisitions and dispositions we and our subsidiaries pursue could disrupt our business and harm our financial condition and operating results.

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

Our ability to utilize net operating losses (“NOLs”) and built-in losses under Section 382 of the Internal Revenue Code (the “Code”) and tax credit carryforwards to offset our future taxable income and/or to recover previously paid taxes would be limited if we were to undergo an “ownership change” within the meaning of Section 382 of the Code, which is generally any change in ownership of more than 50% of its stock over a three-year period. These rules generally operate by focusing on ownership changes among stockholders owning directly or indirectly 5% or more of the stock of a company and any change in ownership arising from a new issuance of stock by the company. Depending on the resulting limitation, a significant portion of our NOLs could expire before we would be able to use them. At September 30, 2020, we had net operating loss carryforwards for federal income tax purposes of approximately $133.2 million that start expiring in 2022. Approximately $109.9 million of the carryforward expires in 2022. Our inability to utilize our NOLs would have a negative impact on our financial position and results of operations.

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

Our executive officers and directors and their affiliated entities together beneficially owned approximately 58.5% of our outstanding common stock at November 30, 2020. Jess Ravich, our current Chief Executive Officer, beneficially owned approximately 49.8% of our common stock as of November 30, 2020. As a result, these stockholders, if they act together or in a block, could have significant influence over most matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions, even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

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

General Risk Factors

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

Any business disruptions due to political instability, armed hostilities, acts of terrorism, natural disasters or other unforeseen events could adversely affect our financial performance.

If terrorist activities, armed conflicts, political instability or natural disasters, including climate change related events, occur in the United States, such events may negatively affect the operations of our subsidiaries, cause general economic conditions to deteriorate or cause demand for our subsidiaries’ services to decline. A prolonged economic slowdown or recession could reduce the demand for our subsidiaries’ services, and consequently, negatively affect our subsidiaries’ future sales and profits. Additionally, certain of our subsidiaries are dependent on key production facilities and certain specialized machines. Any disruption of production capabilities due to unforeseen events at any of our subsidiaries’ principal facilities could adversely affect our business, results of operations, cash flows, and financial condition.

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

Your share ownership may be diluted by the issuance of additional shares of our common or preferred stock or securities convertible into common or preferred stock in the future. As of September 30, 2020, a total of 1,849,000 shares of our common stock are issuable pursuant to outstanding options issued by us at a weighted-average exercise price of $3.09, and 2,907,529 shares of our common stock are issuable pursuant to outstanding warrants at a weighted-average exercise price of $1.11. As of September 30, 2020, ALJ had debt that was convertible into 10,707,000 shares of common stock at the discretion of the debt holder.  It is probable that options or warrants to purchase our common stock, or debt that is convertible into common stock, will be exercised during their respective terms if the fair market value of our common stock exceeds the exercise price of the particular option or warrant. If the stock options or warrants are exercised, your share ownership will be diluted. Additionally, options to purchase up to 1,085,000 shares of ALJ common stock are available for grant under our existing equity compensation plans as of September 30, 2020.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

ALJ’s corporate mailing address is 244 Madison Avenue, PMB #358, New York, NY 10016. ALJ does not maintain any physical corporate offices. For additional information about the properties of each of ALJ’s operating subsidiaries, see “Item 1. Business.”

ITEM 3. LEGAL PROCEEDINGS.

The Company has been named in, and from time to time may become named in, various other lawsuits or threatened actions that are incidental to our ordinary business. For additional information regarding such matters, see “Part IV, Item 15. Exhibits, Financial Statement Schedules – Note 9. Commitments and Contingencies - Litigation, Claims, and Assessments.”

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

Record Holders

As of November 30, 2020, there were 125 registered holders of ALJ’s common stock.  In addition, there are a significant number of holders of ALJ common stock that are “street name” or beneficial holders, whose shares are held of record by banks, brokers, and other financial institutions.

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

The following table sets forth certain information concerning shares of common stock authorized for issuance under the Company’s existing equity compensation plans as of September 30, 2020:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	915,000	$2.45	1,085,000
Equity compensation plans not approved by security holders	934,000	3.67	—
Total	1,849,000	$3.09	1,085,000

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. Our MD&A is organized as follows:

•	Overview. Discussion of our business and overall analysis of financial and other highlights affecting us to provide context for the remainder of MD&A.
•	Results of Operations. An analysis comparing our financial results for the year ended September 30, 2020 (“Fiscal 2020”) to the year ended September 30, 2019 (“Fiscal 2019”).
•	Liquidity and Capital Resources. An analysis of changes in our cash flows and discussion of our financial condition and liquidity.
•	Contractual Obligations. Discussion of our contractual obligations as of September 30, 2020.
•	Off-Balance Sheet Arrangements. Discussion of our off-balance sheet arrangements as of September 30, 2020.
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

We continue to see our business evolve as we execute our strategy of buying attractively valued assets, such as the acquisition of a printing and manufacturing services division in Terre Haute, Indiana by Phoenix in October 2017 (the “Printing Components Business”), the acquisition of the customer management outsourcing business (“CMO Business”) by Faneuil in May 2017, and the acquisition of Color Optics by Phoenix in July 2016. In analyzing the financial impact of any potential acquisition, we focus on earnings, operating margin, cash flow and return on invested capital targets. We hire successful and experienced management teams to run each of our operating companies and incentivize them to drive higher profits. We are focused on increasing our net revenue at each of our operating subsidiaries by investing in sales and marketing, expanding into new products and markets, and evaluating and executing on tuck-in acquisitions, while continually examining our cost structures to drive higher profits.

On July 31, 2019, ALJ acquired Realtime Digital Innovations, LLC (the “RDI Acquisition”), to enhance workflow automation and business intelligence services. The RDI Acquisition is expected to provide Faneuil with a sustainable competitive advantage in the business process outsourcing space by allowing it to, among others, (i) automate process workflows and business intelligence, (ii) generate labor efficiencies for existing programs, (iii) expand potential new client target entry points, (iv) improve overall customer experience, and (v) increase margin profiles through shorter sales cycles and software license sales.

Impact of Coronavirus Pandemic

In March 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic, which continues to spread throughout the world. COVID-19 is having an unprecedented impact on the U.S. economy as federal, state, and local governments react to this public health crisis.

Currently, all ALJ’s subsidiaries have been deemed “Essential Services” and have continued to operate. As such, COVID-19 did not directly impact ALJ’s results of operations for the year ended September 30, 2020. However, the Company took immediate actions to enable working-from-home where possible and put in place increased safety precautions, including social distancing, at other locations where essential services on site are required. The duration of these measures is unknown, may be extended, and additional measures may be imposed.

Management expects that ALJ could be impacted in the near term by lower volumes in several parts of its business, resulting in lower revenue and profit. While the impact of COVID-19 on ALJ’s future financial position, results of operations and cash flows cannot be estimated with certainty, such impact could be significantly negative. The extent to which COVID-19 impacts ALJ’s operations will depend on future developments, which are highly uncertain, including, among others, the duration of the outbreak, new information that may emerge concerning the severity of COVID-19 and the actions, especially those taken by governmental authorities, to contain the pandemic or treat its impact. As events are rapidly changing, additional impacts may arise that are not known at this time. See “Part I, Item 1A, Risk Factors - Risks Related to our Businesses Generally - A widespread health crisis, such as the COVID-19 pandemic, may adversely affect our business, results of operations and financial condition, for an additional discussion of risk related to COVID-19.”

Revision of Previously Reported Financial Information

During the first quarter of our current fiscal year, we identified and reclassified certain expenses between cost of revenue and selling, general, and administrative expenses. For additional details, see “Part IV, Item 15. Exhibits, Financial Statement Schedules – Note 1. Organization and Basis of Presentation.”  Accordingly, we have revised previously issued financial statements contained in this Annual Report on Form 10-K to reflect the revisions in the corresponding periods. Management’s discussion and analysis included herein is based on the revised financial results for the year ended September 30, 2019.

Results of Operations

The following table sets forth certain Consolidated Statements of Operations data as a percentage of net revenue for each period as follows:

	Year Ended September 30, 2020		Year Ended September 30, 2019
		% of		% of
(in thousands, except per share amounts)	Dollars	Net Revenue	Dollars	Net Revenue
Net revenue (1)
Faneuil	$247,032	63.5%	$196,802	55.4%
Carpets	39,096	10.0	48,978	13.8
Phoenix	103,021	26.5	109,217	30.8
Consolidated net revenue	389,149	100.0	354,997	100.0
Cost of revenue (2)
Faneuil	203,409	82.3	163,904	83.3
Carpets	31,509	80.6	38,184	78.0
Phoenix (3)	79,079	76.8	81,789	74.9
Consolidated cost of revenue	313,997	80.7	283,877	80.0
Selling, general, and administrative expense (2)
Faneuil	34,577	14.0	24,557	12.5
Carpets	7,975	20.4	9,333	19.1
Phoenix	12,651	12.3	12,385	11.3
ALJ	4,856	—	3,917	—
Consolidated selling, general, and administrative expense	60,059	15.4	50,192	14.1
Depreciation and amortization expense (2)
Faneuil	12,978	5.3	12,733	6.5
Carpets	554	1.4	763	1.6
Phoenix (4)	2,222	2.2	2,264	2.1
Consolidated depreciation and amortization expense	15,754	4.0	15,760	4.4
Impairment of goodwill and intangible assets (5)	59,047	15.2	746	—
(Gain) loss on disposal of assets and other gain, net (5)	(320)	—	(216)	(0.1)
Total consolidated operating expenses (5)	389,490	100.1	350,359	98.7
Consolidated operating income	(59,388)	(15.3)	4,638	1.3
Interest expense (5)	(10,528)	(2.7)	(10,611)	(3.0)
Interest from legal settlement (5)	200	—	—	—
Benefit from (provision for) income taxes (5)	2,042	0.5	(10,006)	(2.8)
Net loss (5)	$(67,674)	(17.4)	$(15,979)	(4.5)
Loss per share of common stock–basic and diluted	$(1.60)		$(0.41)

(1)	Percentage is calculated as segment net revenue divided by consolidated net revenue.
(2)	Percentage is calculated as a percentage of the respective segment net revenue.
(3)	Includes depreciation expense of $4.6 million and $4.8 million during Fiscal 2020 and Fiscal 2019, respectively.
(4)

Primarily amortization of intangible assets.  Total depreciation and amortization for Phoenix, including depreciation expense captured in cost of revenue, was $6.8 million and $7.1 million during Fiscal 2020 and Fiscal 2019, respectively.

(5)	Percentage is calculated as a percentage of consolidated net revenue.

Net Revenue

	Year Ended September 30,
(in thousands)	2020	2019	$ Change	% Change
Faneuil	$247,032	$196,802	$50,230	25.5%
Carpets	39,096	48,978	(9,882)	(20.2)
Phoenix	103,021	109,217	(6,196)	(5.7)
Consolidated net revenue	$389,149	$354,997	$34,152	9.6%

Faneuil Net Revenue

Faneuil net revenue for Fiscal 2020 was $247.0 million, an increase of $50.2 million, or 25.5%, compared to net revenue of $196.8 million for Fiscal 2019.  The increase was attributable to a $72.3 million increase in revenues from new customers, partly offset by a $13.1 million decrease in revenues from existing customers and a $9.0 million decrease driven by the completion of customer contracts.

Carpets Net Revenue

Carpets net revenue for Fiscal 2020 was $39.1 million, a decrease of $9.9 million, or 20.2%, compared to net revenue of $49.0 million for Fiscal 2019.  The decrease was primarily attributable to lower sales volumes in cabinets, flooring, and granite.

Phoenix Net Revenue

Phoenix net revenue for Fiscal 2020 was $103.0 million, a decrease of $6.2 million, or 5.7%, compared to net revenue of $109.2 million during Fiscal 2019.  The decrease was a result of lower volumes in component sales primarily related to education.

Cost of Revenue

	Year Ended September 30,
(in thousands)	2020	2019	$ Change	% Change
Faneuil	$203,409	$163,904	$39,505	24.1%
As a percentage of net revenue	82.3%	83.3%
Carpets	31,509	38,184	(6,675)	(17.5)
As a percentage of net revenue	80.6%	78.0%
Phoenix	79,079	81,789	(2,710)	(3.3)
As a percentage of net revenue	76.8%	74.9%
Consolidated cost of revenue	$313,997	$283,877	$30,120	10.6%

Faneuil Cost of Revenue

Faneuil cost of revenue for Fiscal 2020 was $203.4 million, an increase of $39.5 million, or 24.1%, compared to cost of revenue of $163.9 million for Fiscal 2019.  The absolute dollar increase in cost of revenue was a direct result of the increased net revenue.  During Fiscal 2020, as compared to Fiscal 2019, Faneuil cost of revenue as a percentage of segment net revenue decreased to 82.3% from 83.3% as a result of the mix of customer contracts and timing of ramp-up costs related to new contracts.

Carpets Cost of Revenue

Carpets cost of revenue for Fiscal 2020 was $31.5 million, a decrease of $6.7 million, or 17.5%, compared to cost of revenue of $38.2 million for Fiscal 2019.  The absolute dollar decrease in cost of revenue was a direct result of decreased net revenue.  During Fiscal 2020 as compared to Fiscal 2019, cost of revenue as a percentage of segment net revenue increased to 80.6% from 78.0% in the normal course of business.

Phoenix Cost of Revenue

Phoenix cost of revenue for Fiscal 2020 was $79.1 million, a decrease of $2.7 million, or 3.3% compared to cost of revenue of $81.8 million for Fiscal 2019.  The absolute dollar decrease in cost of revenue was a direct result of decreased net revenue.  During Fiscal 2020, as compared to Fiscal 2019, Phoenix cost of revenue as a percentage of segment net revenue increased to 76.8% from 74.9%, respectively.  Phoenix experiences normal fluctuations to cost of revenue as a percentage of segment net revenue as a result of changes to the mix of products sold. Additionally, certain costs do not fluctuate directly with net revenue.

Selling, General, and Administrative Expense

	Year Ended September 30,
(in thousands)	2020	2019	$ Change	% Change
Faneuil	$34,577	$24,557	$10,020	40.8%
Carpets	7,975	9,333	(1,358)	(14.6)
Phoenix	12,651	12,385	266	2.1
ALJ	4,856	3,917	939	24.0
Consolidated selling, general and administrative expense	$60,059	$50,192	$9,867	19.7%

Faneuil Selling, General, and Administrative Expense

Faneuil selling, general, and administrative expense for Fiscal 2020 was $34.6 million, an increase of $10.0 million, or 40.8%, compared to selling, general, and administrative expense of $24.6 million for Fiscal 2019. The increase was primarily attributable to an increase of $8.0 million to support new customers, $1.2 million loan amendment fees, $1.1 million non-cash change in fair value expense, and $1.0 million to shut down call centers and pay severance as part of Faneuil’s cost reduction initiative, partly offset by $1.3 million recovery from litigation loss. During Fiscal 2020, as compared to Fiscal 2019, Faneuil selling, general, and administrative expense as a percentage of segment net revenue increased to 14.0% from 12.5%. Certain selling, general, and administrative expenses do not fluctuate directly with net revenue.  As such, we expect selling, general, and administrative expense as a percentage of segment net revenue to fluctuate.

Carpets Selling, General, and Administrative Expense

Carpets selling, general, and administrative expense was $8.0 million for Fiscal 2020, a decrease of $1.4 million, or 14.6%, compared to selling, general, and administrative expense of $9.3 million for Fiscal 2019. The decrease was primarily attributable to process improvements and cost reductions throughout the organization. Selling, general, and administrative expense as a percentage of segment net revenue increased to 12.3% for Fiscal 2020 from 11.3% for Fiscal 2019, which was mainly attributable to the reduction in net revenue. Certain selling, general, and administrative expenses do not fluctuate directly with net revenue. As such, we expect selling, general, and administrative expense as a percentage of segment net revenue to fluctuate.

Phoenix Selling, General, and Administrative Expense

Phoenix selling, general, and administrative expense for Fiscal 2020 was $12.7 million, an increase of $0.3 million, or approximately 2.1%, compared to $12.4 million for Fiscal 2019. The increase was mainly attributable to the $0.3 million bad debt allowance recorded during Fiscal 2020 as a result of a Phoenix customer’s bankruptcy reorganization, somewhat offset by the completion of the process to consolidate manufacturing facilities and sublease redundant facilities and lower travel expenses as a result of COVID-19. Phoenix selling, general, and administrative expense as a percentage of segment net revenue increased to 12.3% for Fiscal 2020 from 11.3% for Fiscal 2019, which was mainly attributable to the reduction in Phoenix net revenue and the previously mentioned bad debt allowance. Certain Phoenix selling, general, and administrative expenses do not fluctuate directly with net revenue.  As such, we expect Phoenix selling, general, and administrative expense as a percentage of segment net revenue to fluctuate.

ALJ Selling, General, and Administrative Expense

ALJ selling, general, and administrative expense for Fiscal 2020 was $4.9 million, an increase of $0.9 million, or 24.0%, compared to selling, general, and administrative expense of $3.9 million for Fiscal 2019. ALJ selling, general, and administrative expenses were impacted by non-cash banking fees as part of amending our financing agreement, which added $0.6 million, and the hiring of additional personnel, which added $0.4 million.  We expect selling, general, and administrative expense to fluctuate in the future as we comply with SEC reporting requirements and regulations and allocate certain expenses to our subsidiaries.

Depreciation and Amortization

	Year Ended September 30,
(in thousands)	2020	2019	$ Change	% Change
Faneuil	$12,978	$12,733	$245	1.9%
Carpets	554	763	(209)	(27.4)
Phoenix	2,222	2,264	(42)	(1.9)
Consolidated depreciation and amortization Expense	$15,754	$15,760	$(6)	(0.0)%

Faneuil Depreciation and Amortization

Faneuil depreciation and amortization expense for Fiscal 2020 was $13.0 million, an increase of $0.2 million, or 1.9%, compared to $12.7 million for Fiscal 2019.  The increase was attributable to leasehold improvements for new call center buildouts and capital equipment purchased to support new and expanded contracts, somewhat offset by fully depreciated and amortized assets.  Faneuil expects future depreciation and amortization expense to increase as Faneuil continues to invest in its customers, which includes opening new call centers.  Because certain Faneuil contracts require capital investments such as lease buildouts, Faneuil depreciation and amortization expense is impacted by the timing of new contracts and the completion of existing contracts.

Carpets Depreciation and Amortization

Carpets depreciation and amortization expense for Fiscal 2020 was $0.6 million, a decrease of $0.2 million, or 27.4%, compared to $0.8 million for Fiscal 2019.  The decrease was a result of certain intangible assets being fully amortized during Fiscal 2019.

Phoenix Depreciation and Amortization

Phoenix depreciation and amortization expense consists primarily of amortization of acquisition-related intangible assets. Depreciation and amortization expense was consistent at $2.2 million and $2.3 million for both Fiscal 2020 and Fiscal 2019, respectively.

Impairment of Goodwill

As a result of the decline in ALJ’s market capitalization, downward economic pressure, declines in actual and forecasted results of operations, including the estimated effects of COVID-19, management determined that it was more likely than not that the fair value of goodwill for all three reporting units was below each reporting unit’s respective carrying amount. As such, management performed an impairment test as of March 31, 2020, based on discounted cash flows, which were derived from internal forecasts and more cautious economic expectations for all three reporting units.

As a result of the test, ALJ recognized a non-cash impairment of goodwill totaling $59.0 million during Fiscal 2020.

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

Interest Expense

Interest expense was consistent at $10.5 million and $10.6 million for Fiscal 2020 and Fiscal 2019, respectively.  Interest expense was impacted by the additional amortization of loan amendment fees and increased weighted-average outstanding balance on our line of credit, offset by a lower weighted-average interest rate and a lower average outstanding balance on our term loans.

Interest from Legal Settlement

During Fiscal 2020, Faneuil received a onetime $1.5 million settlement, of which $0.2 million was attributable to interest. See “Part IV, Item 15. Exhibits, Financial Statement Schedules – Note 9. Commitments and Contingencies.”

Income Taxes

Our benefit from income taxes was $2.0 million for Fiscal 2020 compared to a provision for income taxes of $10.0 million for Fiscal 2019. Fiscal 2020 reflected a $1.9 million alternative minimum tax refund partly offset by state income taxes. Fiscal 2019 reflected a non-cash deferred income tax expense of $9.7 million, the majority of which was to reduce the net value of our NOL carryforward deferred tax assets.  The remaining provision for income taxes during Fiscal 2019 was a result of generating state taxable income.

Segment Adjusted EBITDA

	Year Ended September 30,
(in thousands)	2020	2019	$ Change	% Change
Faneuil	$11,197	$8,832	$2,365	26.8%
Carpets	(57)	1,557	(1,614)	(103.7)
Phoenix	16,723	20,533	(3,810)	(18.6)
ALJ	(3,875)	(3,224)	(651)	(20.2)
Segment adjusted EBITDA	$23,988	$27,698	$(3,710)	(13.4)%

Faneuil Segment Adjusted EBITDA

Faneuil segment adjusted EBITDA for Fiscal 2020 was $11.2 million compared to segment adjusted EBITDA of $8.8 million for Fiscal 2019.  Faneuil segment adjusted EBITDA increase for Fiscal 2020 was driven by the ramp-up of new state unemployment contracts, and the completion of certain deliverables related to the implementation of new contracts.  Such increase was somewhat offset by operational inefficiencies from the start of production of new contracts, increased medical claims, increased reserves for workers’ compensation claims, and higher rent expense for new call centers.

Carpets Segment Adjusted EBITDA

Carpets segment adjusted EBITDA loss for Fiscal 2020 was ($0.1) million compared to segment adjusted EBITDA of $1.6 million for Fiscal 2019.  Carpets segment adjusted EBITDA for Fiscal 2020 was impacted by lower volumes and fewer upgrades to higher margin products by builder customers.

Phoenix Segment Adjusted EBITDA

Phoenix segment adjusted EBITDA for Fiscal 2020 was $16.7 million compared to segment adjusted EBITDA of $20.5 million for Fiscal 2019.  Phoenix segment adjusted EBITDA for Fiscal 2020 was impacted by lower component sales primarily related to education and a $0.3 million bad debt allowance for a customer bankruptcy. Although production labor decreased in response to the decreased volumes, such decrease in production labor did not keep pace with the decreased volumes.

ALJ Segment Adjusted EBITDA

ALJ segment adjusted EBITDA loss for Fiscal 2020 was ($3.9) million compared to segment adjusted EBITDA loss of ($3.2) million for Fiscal 2019. ALJ segment adjusted EBITDA loss for the year ended September 30, 2020 was impacted by increased legal fees for general corporate matters, including increased corporate governance to manage the impact of COVID-19, and the change from stock compensation, which does not impact adjusted EBITDA, to cash compensation, which does impact adjusted EBITDA, for our Chief Executive Officer.

Segment adjusted EBITDA is not considered a non-GAAP measure because we include segment adjusted EBITDA in our segment disclosures in accordance with the Accounting Standards Codification Topic 280 – Segment Reporting.  See “Part IV, Item 15. Exhibits, Financial Statements Schedules – Note 13. Reportable Segments and Geographic Information.”

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

Liquidity and Capital Resources

Our principal sources of liquidity have been cash provided by operations and borrowings under various debt arrangements.  At September 30, 2020, our principal sources of liquidity included cash and cash equivalents of $6.1 million and an available borrowing capacity of $14.6 million on our line of credit.  Our principal uses of cash have been for acquisitions and to pay down debt.  We anticipate that our principal uses of cash will continue to be to acquire businesses and pay down our debt.

Global financial and credit markets have been volatile in recent years, and future adverse conditions of these markets could negatively affect our ability to secure funds or raise capital at a reasonable cost or at all.  For additional discussion of our various debt arrangements see Contractual Obligations below.

In summary, our cash flows for each period were as follows:

	Year Ended September 30,
(in thousands)	2020	2019
Cash provided by operating activities	$12,903	$24,617
Cash used for investing activities	(9,549)	(21,443)
Cash used for financing activities	(1,833)	(645)
Change in cash and cash equivalents	$1,521	$2,529

We recognized a net loss of $67.7 million for Fiscal 2020, and generated cash from operating activities of $12.9 million, offset by cash used for investing and financing activities of $9.5 million and $1.8 million, respectively.

We recognized a net loss of $16.0 million for Fiscal 2019, and generated cash from operating activities of $24.6 million, offset by cash used for investing and financing activities of $21.4 million and $0.6 million, respectively.

Operating Activities

Cash provided by operating activities of $12.9 million during Fiscal 2020 was the result of our $67.7 million net loss, $83.8 million addback of net non-cash expenses, and $3.2 million of net cash used for changes in operating assets and liabilities. The most significant components of net non-cash expenses include the impairment of goodwill of $59.0 million, depreciation and amortization expense of $20.3 million, $1.4 million provision for bad debts and obsolete inventory, $1.1 million change in fair value of contingent consideration, and $1.1 million interest expense accreted to term loans, partly offset by $1.8 million deferred income taxes. The most significant components of changes in operating assets and liabilities were mostly attributable to the timing of Faneuil’s significant new customer implementations and included accounts receivable of $19.0 million, prepaid expenses, collateral deposits, and other current assets of $3.3 million, and other assets of $1.7 million, which used cash, offset by deferred revenue and customer deposits of $8.6 million, accounts payable of $3.1 million, and accrued expenses of $4.1 million, which provided cash.  Additionally, the CARES Act allowed us to defer payment for $5.3 million of payroll-related taxes, which positively impacted our cash flow from operations.  The CARES Act payroll liability is recorded in other non-current liabilities at September 30, 2020.

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

Cash provided by operations for Fiscal 2020 compared to cash provided by operations for Fiscal 2019, was impacted by lower cash earnings, increased accounts receivable due to the timing of Faneuil’s new customer implementations, managing vendor payments to preserve cashflow, and deferring payment of certain payroll-related taxes pursuant to the CARES Act.

Investing Activities

During Fiscal 2020, our investing activities used $9.5 million of cash, of which $5.8 million was used to purchase equipment, software and leasehold improvements for Faneuil’s new and existing customers, and $3.7 million was used to purchase capital equipment in the normal course of operations.

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

Cash used for investing activities for Fiscal 2020 compared to Fiscal 2019 decreased due to the completion of Faneuil’s three new customer call center buildouts, which were completed in April 2019.

Financing Activities

For Fiscal, 2020, our financing activities used $1.8 million of cash. Net proceeds from our line of credit provided $4.6 million to fund working capital requirements at Faneuil, Phoenix, and Corporate.  Our Ninth Amendment provided $1.5 million of cash, which was used to pay down our line of credit.  Financing activities which used cash included $4.3 million to pay down our term loans, $2.8 million for capital lease payments, and $0.8 million for deferred loan costs related to the Sixth, Seventh, Eighth, and Ninth Amendments to our Financing Agreement. See “Part IV, Item 15. Exhibits, Financial Statement Schedules – Note 8. Debt.”

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

Cash provided by financing activities for Fiscal 2020 compared to cash used for financing activities for Fiscal 2019 was impacted by increased borrowings on our line of credit and the deferral of three quarterly term loan principal payments due on March 31, 2020, June 30, 2020, and September 30, 2020, which were negotiated as part of the Eighth and Ninth Amendments to the Financing Agreement.

Contractual Obligations

The following table summarizes our significant contractual obligations at September 30, 2020, and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments due by Period
		Less Than	One – Three	Four – Five	More than Five
(in thousands)	Total	One Year	Years	Years	Years
Term loans with quarterly principal payments (1)	$70,348	$8,200	$24,600	$37,548	$—
Operating lease obligations (2)	60,812	8,850	14,808	13,991	23,163
Line of credit (1)	14,417	—	—	14,417	—
Other liabilities (3)	20,125	1,008	19,117	—	—
Capital lease obligations (1)	5,337	2,437	2,728	172	—
Term loans with no quarterly principal payments (1)	10,385	—	—	10,385	—
Equipment financing agreements (1)	3,610	1,999	1,611	—	—
Total contractual cash obligations (4)	$185,034	$22,494	$62,864	$76,513	$23,163

(1)	Refer to “Part IV, Item 15. Exhibits, Financial Statement Schedules – Note 8. Debt.”
(2)	Refer to “Part IV, Item 15. Exhibits, Financial Statement Schedules – Note 9. Commitments and Contingencies.”
(3)

Amounts represent future cash payments to satisfy our short- and long-term workers’ compensation reserve, short- and long-term acquisition-related deferred and contingent liabilities, and other long-term liabilities recorded on our consolidated balance sheets.  It excludes deferred revenue and non-cash items.  Short- and long-term acquisition-related deferred and contingent payments are included in the table at total fair value, as defined by generally accepted accounting principles, of $6.0 million.  The total maximum amount of acquisition-related deferred and contingent cash payments is $7.5 million.

(4)

Total excludes contractual obligations already recorded on our consolidated balance sheets as current liabilities, except for the short-term portions of our term loans, short-term portion of acquisition-related deferred and contingent payments, equipment financing agreement, and workers’ compensation reserve.

Off-Balance Sheet Arrangements

As of September 30, 2020, we had two types of off-balance sheet arrangements.

Surety Bonds.  In the normal course of operations, certain Faneuil customers require surety bonds guaranteeing the performance of a contract.  As of September 30, 2020, the face value of such surety bonds, which represents the maximum cash payments that Faneuil would have to make under certain circumstances of non-performance, was approximately $25.5 million.

Letters of Credit.  ALJ had letters of credit totaling $3.6 million outstanding as of September 30, 2020, in connection with workers’ compensation insurance requirements.

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

During the year ended September 30, 2020, we wrote off 100% of our goodwill and recognized a non-cash impairment of goodwill totaling $59.0 million.

Revenue Recognition

We must make subjective estimates as to when our revenue is earned, the impact of pricing adjustments, and the collectability of our accounts receivable.

When upfront fees do not relate directly to the satisfaction or partial satisfaction of a performance obligation, the payments are deemed to be advance payments for future services. In such, instances, the fees are allocated to performance obligations and recognized when or as the performance obligations, typically call center services, are satisfied over the contract term, as defined under Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606”).  If a contract contains termination provisions, and such termination provisions are not substantive, the upfront nonrefundable fees may be fully recognized prior to the expiration of the stated term of the contract.

We record reductions to revenue for pricing adjustments, such as rebates, in the same period that the related revenue is recorded. Phoenix often has contract with its customers that include prospective and retrospective volume rebates, credits, discounts, and other similar items that generally decrease the amount a customer pays Phoenix. These variable amounts generally are credited to the customer, based on achieving certain levels of sales activity during the contract term, or making payments within a specified number of days. Under ASC 606, with the exception of prospective volume rebates, these adjustments are classified as variable consideration, which is estimated at contract inception and included as part of the transaction price. Under ASC 606, prospective volume rebates are not part of the transaction price but are instead accounted for as a material right and separate performance obligation.

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

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth fiscal quarter for the year ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed our internal control over financial reporting as of September 30, 2020, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

Based on this assessment, management has concluded that our internal controls over financial reporting were effective as of September 30, 2020, and provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with GAAP. We reviewed the results of management’s assessment with the Audit Committee of our Board of Directors.

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

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table sets forth the names, ages, and principal offices and positions of our current directors and executive officers as of November 30, 2020.

Name	Age	Position
Jess M. Ravich	63	Director, Chairman of the Board, and Chief Executive Officer
Brian Hartman	50	Chief Financial Officer
Anna Van Buren	62	Director, President and CEO of Faneuil
John Scheel	66	Director, Vice Chairman, and Chairman of Audit Committee
Michael Borofsky	48	Director, and Chairman of Compensation, Nominating and Corporate Governance Committee
Hal G. Byer	63	Director
Julie Cavanna-Jerbic	60	Director
Robert Scott Fritz	64	Director
Rae Ravich	29	Director

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

Michael Borofsky. Mr. Borofsky has served as a director since September 2013.  Mr. Borofsky is currently general counsel for Gryphon Investors.  From 2019 to mid-2020, Mr. Borofsky was the Chief Operating and Strategy Officer for The Pohland Company.  Prior to that, Mr. Borofsky was a Senior Vice President of MacAndrews & Forbes. Mr. Borofsky earned a B.A. from Yale University and a J.D. from Columbia University School of Law.

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

Julie Cavanna-Jerbic. Ms. Cavanna-Jerbic has served as a director since July 2020. Ms. Cavanna-Jerbic is currently the principal and founder of Iron Butterfly LLC, a consulting firm providing business advisory and executive education services which she founded in 2012. Since November 2012, Ms. Cavanna-Jerbic has served on the Supervisory (Audit) Committee of First Tech Federal Credit Union, and since August 2012, Ms. Cavanna-Jerbic has served as a member of the Board of Trustees, Morrissey Compton Educational Center. Prior to this, Ms. Cavanna-Jerbic held various positions at Hewlett Packard, including as the Chief Financial Officer & Vice President of Global Information Technology and the Chief Information Officer & Vice President of Information Technology and Integrations.

Robert Scott Fritz. Mr. Fritz has served as a director since January 2003. Since May 1982, Mr. Fritz has served as the President of Robert Fritz and Sons Sales Company, a New Jersey-based food broker and paper distributor that he owns.  Mr. Fritz earned a B.S. in Business from Fairleigh Dickinson University.

Rae Ravich. Ms. Ravich has served as a director since June 2014. Ms. Ravich is currently the founder of a startup engaged in the health and wellness space, which she founded in July 2016.  From July 2013 until June 2016, Ms. Ravich was an Associate in the direct lending group at TCW Financial Planning LLC. Previously, Ms. Ravich was a Financial Analyst at Houlihan Lokey, which she joined in July 2013. Ms. Ravich has dual B.S. degrees from the Wharton School and the Nursing School at the University of Pennsylvania. Ms. Ravich is the daughter of Jess Ravich, ALJ’s CEO and Executive Chairman.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, as well as persons who own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in beneficial ownership. Directors, executive officers, and greater than 10% shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of copies of Section 16(a) reports and representations received by us from reporting persons, and without conducting any independent investigation of our own, we believe all Forms 3, 4 and 5 were timely filed with the SEC by such reporting persons during the year ended September 30, 2020.

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

The following chart details the current membership of each committee:

Name of Director	Audit Committee	Compensation, Nominating and Corporate Governance Committee
Michael Borofsky	Member	Chair
Hal G. Byer		Member
Julie Cavanna-Jerbic	Member	Member
Robert Scott Fritz	Member
John Scheel	Chair

Audit Committee

Our Audit Committee consists of Ms. Cavanna-Jerbic, and Messrs. Scheel, Borofsky and Fritz, with Mr. Scheel chairing this committee. All members of our Audit Committee are independent directors and meet the requirements for financial literacy as defined by SEC guidelines. Our Board of Directors has determined that Mr. Scheel is an “audit committee financial expert” as defined by SEC guidelines.

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

Compensation, Nominating, and Corporate Governance Committee

Our Compensation, Nominating, and Corporate Governance Committee consists of Ms. Cavanna-Jerbic, and Messrs. Borofsky and Byer, with Mr. Borofsky chairing this committee. All members of this committee meet the requirements for independence under the applicable rules and regulations of the SEC, NASDAQ, and the Code, as amended, including the application of such rules and regulations to members of a listed company’s compensation committee.

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

There have been no material changes to the procedures by which shareholders may nominate nominees to our Board of Directors during the year ended September 30, 2020.

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

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year	Salary	Bonus		Stock Awards (1)		Non-equity Incentive Plan Compensation		All Other Compensation		Total
Named Executive Officers:
Jess M. Ravich	2020	$225,000	(2)	$—		$—		$—		$81,096	(3)	$306,096
Chief Executive Officer	2019	37,500	(2)	—		187,500	(2)	—		11,136	(3)	236,136

Anna Van Buren	2020	520,000		—		—		—		42,351	(6)	562,351
President and CEO, Faneuil	2019	520,000		250,000	(4)	—		341,275	(5)	31,153	(6)	1,142,428

Brian Hartman	2020	375,000		234,375	(7)	—		—		—		609,375
Chief Financial Officer	2019	350,000		198,875	(7)	—		—		—		548,875

Other Key Employees:
Marc Reisch	2020	200,000		—		—		87,958	(8)	—		287,958
Chairman, Phoenix	2019	200,000		—		—		80,000	(8)	—		280,000

Steve Chesin	2020	300,000		—		—		—		13,200	(10)	313,200
President and CEO, Carpets	2019	300,000		—		—		21,131	(9)	12,907	(10)	334,038

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

(3)	Out-of-policy business expenses, which were allowed up to $192,000 from July 29, 2019 through September 30, 2020 under the terms of Mr. Ravich’s employment agreement.
(4)	Represents a discretionary bonus, which was approved by the Compensation, Nominating, and Corporate Governance Committee.
(5)

Represents an annual bonus amount equal to 10% of Faneuil EBITDA, before any bonus amount owed to Ms. Van Buren, in excess of $7.5 million.  Ms. Van Buren’s bonus is based on a calendar year.  The amounts included in the table above are estimates based on ALJ fiscal year and are subject to adjustments.

(6)	Represents health care insurance premiums. Fiscal Year 2020 included a $10,000 cash payment in lieu of paid time off.
(7)	Represents performance bonus according to the terms of Mr. Hartman’s employment agreement.
(8)

Represents an annual bonus amount equal to 10% of Phoenix pre-bonus EBITDA, in excess of $20.0 million, with a step down to 5% in excess of $27.0 million.  Mr. Reisch’s bonus is based on a calendar year.  The amounts included in the table above are estimates based on ALJ’s fiscal year and are subject to adjustments.

(9)	Represents an annual bonus amount equal to 5% of Carpets pre-bonus EBITDA in excess of $1.0 million.
(10)	Represents car allowance and lease payments.

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

On June 21, 2020, the Company entered into an amended and restated employment agreement with Jess Ravich (the “A&R Ravich Employment Agreement”). The A&R Ravich Employment Agreement amended and restated Ravich Employment Agreement, which term was to expire on September 30, 2020. Pursuant to the A&R Ravich Employment Agreement, effective July 1, 2020 (the “Effective Date”), Mr. Ravich will continue to serve as the Company’s Chief Executive Officer until September 30, 2022 (the “A&R Initial Term”), subject to subsequent automatic two-year renewals.

Additional material terms amended by the A&R Ravich Employment Agreement include:

(i)	No annual bonus for the fiscal year ending September 30, 2020;

(ii)

An increase in the out of policy business expense stipend from $100,000 to $300,000 during the A&R Initial Term, prorated for the period commencing on the Effective Date and ending on September 30, 2020; and

(iii)

An amendment to the incentive bonus structure to include (a) an annual bonus in the amount of 10% of the difference between (1) the Company’s pre-bonus consolidated EBITDA less actual cash interest paid during the trailing twelve month measurement period (“Company Adjusted EBITDA”) and (2) a bonus threshold of $7,500,000, subject to adjustment from time to time; provided, that if Company Adjusted EBITDA is in excess of $37,500,000, the annual bonus shall equal the sum of $3,000,000 and 5% of such excess amount; provided further, that such thresholds shall be subject to future adjustments as negotiated in good faith by the Company and Mr. Ravich prior to the end of the Initial Term.

As of September 30, 2020, if Mr. Ravich’s employment is terminated by ALJ without cause, or by Mr. Ravich for good reason, Mr. Ravich is entitled to receive as severance: (i) the lesser of one-year base salary or pro-rated base salary for the remaining term; (ii) continuation of group health plan benefits, with the cost of the regular premium for such benefits paid in full by Faneuil; and (iii) annual bonus prorated for the period of Mr. Ravich’s service during the year of termination and calculated based on actual EBITDA (as defined in the Ravich Employment Agreement) for the year of termination equal to full annual bonus for the year of termination if otherwise entitled to receive the bonus.

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

As of September 30, 2020, if Ms. Van Buren’s employment is terminated by Faneuil without cause, or by Ms. Van Buren for good reason, Ms. Van Buren is entitled to receive: (i) the lesser of one-year base salary or pro-rated base salary for the remaining term; (ii) continuation of group health plan benefits, with the cost of the regular premium for such benefits paid in full by Faneuil; (iii) full annual bonus for the year of termination if otherwise entitled to receive the bonus; and (iv) the annual bonus for the previous year if such bonus has been earned but not yet paid at time of termination.

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

As of September 30, 2020, if Mr. Hartman’s employment is terminated by ALJ without cause, or by Mr. Hartman for good reason, Mr. Hartman is entitled to receive: (i) nine months of base salary; (ii) continuation of group health plan benefits with the cost of the regular premium for such benefits shared in the same relative proportion by ALJ and Mr. Hartman as in effect on the date of termination; (iii) full annual bonus for the year of termination if otherwise entitled to receive the bonus; and (iv) the annual bonus for the previous year if such bonus has been earned but not yet paid at time of termination.

Other Key Employees

Marc Reisch. In August 2015, concurrent with ALJ’s acquisition of Phoenix, Phoenix entered into an employment agreement with Mr. Reisch through December 2018. In August 2018, Phoenix entered into a new employment agreement with Mr. Reisch, which superseded and terminated the August 2015 employment agreement, and extended the term to December 2021. In November 2020, Phoenix entered into a new employment agreement (the “New Reisch Agreement”) with Mr. Reisch. In connection with the entry into the New Reisch Agreement, the previous employment agreement, entered into in August 2018 (the “Old Reisch Agreement”) was superseded and terminated. Pursuant to the New Reisch Agreement, Mr. Reisch’s term was extended to September 2023. Additional material terms changed by the New Reisch Agreement as compared to the Old Reisch Agreement include:

(i)	a one-time payment of $300,000 to be paid on or prior to December 31, 2020, in full satisfaction of any amounts owed under the Old Reisch Agreement;
(ii)	commencing with the fiscal year ending September 30, 2021, a base bonus of $200,000 per annum;
(iii)

Mr. Reisch’s incentive bonus structure was modified to 10% of pre-bonus Phoenix EBITDA in excess of $17,500,000, with a step down to 5% of pre-bonus Phoenix EBITDA in excess of $27,000,000 (the “Annual Bonus”);

(iv)

in the event of an acquisition, merger, or sale of Phoenix (each, a “Phoenix Sale”) during the term (or within six months following the term if such Phoenix Sale is commenced during the Term), a sale bonus equal to the sum of (1) 5% of the net sale price less $85,000,000 and (2) 22.5% of the trailing twelve month Phoenix EBITDA (the “22.5% Bonus”), subject to certain exceptions;

(v)	in the event a Phoenix Sale does not occur during the term, an exit bonus equal to the 22.5% Bonus less $500,000 (the “Exit Bonus”);
(vi)

Mr. Reisch’s severance payments in an amount equal to (1) any base salary and Annual Bonus (for the prior fiscal year) earned but not paid, (2) an Exit Bonus, subject to certain adjustments, (3) if terminated in the fiscal fourth quarter, an Annual Bonus for the current fiscal year, and (4) the Consulting Fee (as defined below), in the event of his death, disability, termination by the Company without cause, or termination by Mr. Reisch for good reason; and

(vii)

if a Phoenix Sale has not occurred and the New Reisch Agreement has not otherwise been terminated, an agreement by the Company and Mr. Reisch following the term to enter into a transitional consulting agreement from October 1, 2023 through March 31, 2024 for total compensation of  $500,000 (the “Consulting Fee”).

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

As of September 30, 2020, if Mr. Chesin’s employment is terminated by Carpets without cause, or by Mr. Chesin for good reason, Mr. Chesin is entitled to receive: (i) one year of base salary; (ii) continuation of group health plan benefits, with the cost of the regular premium for such benefits paid in full by Carpets; (iii) full annual bonus for the year of termination if otherwise entitled to receive the bonus; and (iv) the annual bonus for the previous year if such bonus has been earned but not yet paid at time of termination.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth certain information regarding outstanding equity awards at September 30, 2020, by the named executive officers and other key employees.

OUTSTANDING EQUITY AWARDS TABLE

	Option Awards
Name	Option Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Total Number of Securities Underlying Unexercised Options (#)	Option Exercise Price ($)	Option Expiration Date
Named Executive Officers:
Jess M. Ravich, Executive Chairman	8/3/2015	350,000	—		350,000	4.00	8/3/2022
Anna Van Buren, President and CEO, Faneuil	8/11/2017	150,000	—		150,000	3.33	8/9/2027
Brian Hartman, Chief Financial Officer	8/8/2017	150,000	—		150,000	3.26	8/8/2027
	8/9/2018	100,000	50,000	(1)	150,000	2.10	8/9/2028

Other Key Employees:
Marc Reisch, Chairman, Phoenix	8/14/2015	250,000	—		250,000	4.27	8/13/2025
Steve Chesin, President and CEO, Carpets	12/7/2017	6,667	3,333	(2)	10,000	3.21	12/7/2027

(1)	Vests on August 9, 2021.
(2)	Vests on December 7, 2020.

Director Compensation

The following table sets forth the total compensation paid or accrued by ALJ to the named directors for services rendered during the year ended September 30, 2020:

DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Compensation	Nonqualified Deferred Compensation on Earnings	All Other Compensation	Total
Hal G. Byer	$84,000	$—	$—	$—	$—	$—	$84,000
Robert Scott Fritz	85,000	—	—	—	—	—	85,000
Rae Ravich	52,500	27,500	—	—	—	—	80,000
John Scheel	52,500	40,000	—	—	—	—	92,500
Michael Borofsky	55,000	40,000	—	—	—	—	95,000
Julie Cavanna-Jerbic	15,025	6,250	—	—	—	—	21,275

In December 2015, the Board of Directors approved an outside directors compensation package comprised of (i) an annual retainer of $40,000 in cash, (ii) an annual grant of common stock with a value of $40,000, (iii) an additional $12,500 for the chair and $5,000 for each other member of the Audit Committee, and (iv) an additional $10,000 for the chair and $4,000 for each other member of the Compensation, Nominating, and Corporate Governance Committee.  Effective July 1, 2017, each outside director was given the option of how to allocate the payment between cash and common stock. Director who are employees do not receive any additional compensation for their service on the Board of Directors.

Report on Repricing of Stock Options

We did not re-price any stock options during the year ended September 30, 2020.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of November 30, 2020, information regarding the beneficial ownership of our common stock based upon the most recent information available to us for: (i) each person known by us to own beneficially more than five (5%) percent of our outstanding common stock; (ii) each of our named executive officers, directors, and other key employees; and (iii) all of our named executive officers, directors, and other key employees as a group.  Unless otherwise indicated, each stockholder listed below has sole voting and investment power with respect to the shares beneficially owned by them and has the following address: c/o ALJ Regional Holdings, Inc., 244 Madison Avenue, PMB #358, New York, NY 10016.  As of November 30, 2020, there were 42,321,048 shares of our common stock outstanding, which was the only class of voting securities outstanding.

Name and Address of Beneficial Owner	Number of Common Shares Beneficially Owned (1)		Percentage of Common Shares Beneficially Owned
Named Executive Officers and Directors:
Jess Ravich, Chief Executive Officer and Chairman of the Board	26,057,328	(2)	49.8%
Anna Van Buren, Director	1,739,076	(3)	4.1%
c/o Faneuil, Inc.
2 Eaton Street, Suite 1002
Hampton, VA 23669
John Scheel, Director and Vice Chairman of the Board	930,582		2.2%
Robert Scott Fritz, Director	953,780	(4)	2.2%
Hal G. Byer, Director	53,940	(5)	*
Rae G. Ravich, Director	198,297	(6)	*
Brian Hartman, Chief Financial Officer	250,000	(7)	*
Michael C. Borofsky, Director	119,369		*
Julie Cavanna-Jerbic	—		*
Other Key Employees:
Marc Reisch, Director and Chairman, Phoenix	750,000	(8)	1.8%
c/o Phoenix Color Corp.
18249 Phoenix Drive
Hagerstown, MD 21742
Steve Chesin, Chief Executive Officer, Carpets	160,000	(9)	*
c/o Carpets N’ More
4580 West Teco Avenue
Las Vegas, NV 89118
All Directors and Executive Officers as a Group	31,212,372	(10)	58.5%
5% Stockholders:
Harland Clarke Holdings Corp.	3,000,000		7.1%
10931 Laureate Drive
San Antonio, Texas 78249

*	Less than 1%.
(1)

Consistent with SEC regulations, shares of common stock issuable upon exercise of derivative securities by their terms exercisable within 60 days of November 30, 2020, are deemed outstanding for purposes of computing the percentage ownership of the person holding such securities but are not deemed outstanding for computing the percentage ownership of any other person. Unless otherwise indicated below, to the knowledge of the Company, the persons and entities named in this table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable.

(2)

Includes 4,853,804 shares held by the Exemption Trust under the Ravich Revocable Trust of 1989, 350,000 shares of common stock issuable upon exercise of currently vested options, 1,835,407 shares of common stock issuable upon exercise of currently vested warrants, and 7,839,145 shares of common stock issuable upon the conversion of Term C Loan and related accrued interest.

(3)	Includes 150,000 shares of common stock issuable upon exercise of currently vested options, and 18,500 shares of common stock issuable upon exercise of currently vested warrants.
(4)

Includes 431,088 shares and 294,611 shares of common stock issuable upon exercise of currently vested warrants held by The Ravich Children Permanent Trust, for which Mr. Fritz is the sole trustee. Mr. Fritz disclaims all economic ownership of such shares.

(5)	Includes 10,014 restricted shares held by the Hal Byer and Marihelene Byer Revocable Trust.
(6)	Includes 100,000 shares of common stock issuable upon exercise of currently vested options.
(7)	Includes 250,000 shares of common stock issuable upon exercise of currently vested options.
(8)	Includes 250,000 shares of common stock issuable upon exercise of currently vested options.
(9)	Includes 10,000 shares of common stock issuable upon exercise of options that vest within 60 days from the date hereof.
(10)

Includes 7,839,145 shares of common stock issuable upon the conversion of Term C Loan and related accrued interest, 2,148,518 shares of common stock issuable upon exercise of currently vested warrants, and 1,110,000 shares of common stock issuable upon the exercise of options that are either vested or will vest within 60 days from the date hereof.

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

ITEM 13. CERTAIN RELATIONSHIPS RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

During the years ended September 30, 2020 and 2019, we entered into the following transactions required to be reported under Item 404 of Regulation S-K (“Item 404”):

Revenue

Harland Clarke Holdings Corp. (“Harland Clarke”), a stockholder who owns ALJ shares in excess of five percent, had a contract with Faneuil to provide call center services for Harland Clarke’s banking-related products. The contract completed in March 2019. Faneuil did not provide services to Harland Clarke subsequent to such completion date. Faneuil did not recognize any revenue or cost of revenue attributable to Harland Clarke during the year ended September 30, 2020.  Faneuil recognized $0.1 million of revenue for the year ended September 30, 2019. The associated cost of revenue was $0.1 million for the year ended September 30, 2019.  All revenue from Harland Clarke contained similar terms and conditions as those found in other transactions of this nature entered into by Faneuil. Harland Clarke did not owe Faneuil any amounts at September 30, 2020 or 2019.

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

Debt

Junior Participation Agreement – Term B Loan and Warrants Issued

On December 17, 2019, in connection with the Sixth Amendment to the Financing Agreement, certain trusts and other entities formed for the benefit of, or otherwise affiliated with, Jess Ravich, the Company’s Chief Executive Officer and Chairman of the Board (“Ravich Entities”), entered into a Junior Participation Agreement with Cerberus (“Junior Participation Agreement”), pursuant to which the Ravich Entities agreed to purchase $4.1 million in junior participation interests in the Term B loan under the Financing Agreement (“Junior Participation” and such interests, “Junior Participation Interests”). The Junior Participation Interests are junior and subordinate to the Cerberus Term Loan in all respects and have no quarterly principal payments. Through March 26, 2020, interest accrued under the Junior Participation (i) in cash, accrued at the same rate per annum as the Cerberus Term Loan and paid monthly, and (ii) in kind, accrued at 4.00% per annum, payable on the Maturity Date.  See “Amendment to Junior Participation Agreement -Term B Loan and Warrants Issued” below for interest earned subsequent to March 26, 2020.

In connection with the Junior Participation, the Company issued fully vested warrants to purchase 1.23 million shares of the Company’s common stock (“Junior Participation Agreement Warrants”) to the Ravich Entities, with a five-year term and an exercise price of $0.54.

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

In connection with the First Amendment to Junior Participation Agreement, the Company issued fully vested warrants to purchase 0.4 million shares of the Company’s common stock (“First Amendment to Junior Participation Agreement Warrants”) to the Ravich Entities, with a five year term and an exercise price of $0.62.

Amendment to the Junior Participation Agreements – Term C Loan

On May 12, 2020, in connection with, and as a condition to, the Ninth Amendment to the Financing Agreement, certain stockholders of the Company (“Term C Loan Junior Participants”), including Mr. Ravich, entered into or amended certain Junior Participation Agreements (collectively, “Term C Loan Junior Participation Agreements”) with Cerberus.  Pursuant to the Term C Loan Junior Participation Agreements, the Term C Loan Junior Participants acquired junior participation interests in Term C Loan in an aggregate amount of $5.6 million, of which $4.1 million was entered into by Mr. Ravich, on May 12, 2020 (“Term C Loan”).  Additionally, Mr. Ravich agreed to acquire additional junior participation interests in the Term B Loan in an aggregate amount of (i) $2.5 million on March 31, 2021 and (ii) $2.5 million on June 30, 2021.

The $5.6 million Term C Loan is convertible, at the option of the Term C Loan Junior Participants, into shares of the Company’s common stock, at a conversion price of $0.54 per share.

The $5.6 million Term C Loan and the $5.0 million additional Term B Loan are junior and subordinate to the Cerberus Debt in all respects and have no quarterly principal payments. Beginning May 12, 2020, the $5.6 million Term C Loan accrues interest in kind at the same rate per annum as the Cerberus Term Loan, payable on the Maturity Date.  Beginning December 31, 2020, the $5.0 million additional Term B Loan will accrue interest in kind at the same rate per annum as the Cerberus Term Loan plus 4.00% per annum, payable on the Maturity Date.

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

Director Independence

The following directors qualify as “independent” in accordance with the rules and regulations of the SEC and NASDAQ, as applicable:

•	Hal G. Byer
•	Robert Scott Fritz
•	John Scheel
•	Michael Borofsky
•	Julie Cavanna-Jerbic

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The Audit Committee of ALJ’s Board of Directors has engaged Deloitte & Touche LLP (“Deloitte”) as the independent registered public accounting firm for the Company and its subsidiaries for the fiscal year ended September 30, 2020.  The Audit Committee regularly reviews and determines whether any non-audit services provided by Deloitte potentially affects its independence with respect to the Company. The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by Deloitte. Pre-approval is generally provided by the Audit Committee for up to one year, is detailed as to the particular service or category of services to be rendered and is generally subject to a specific budget. The Audit Committee may also pre-approve additional services or specific engagements on a case-by-case basis. Management provides annual updates to the Audit Committee regarding the extent of any services provided in accordance with this pre-approval.  To date, all services performed by Deloitte have been pre-approved by the Audit Committee in accordance with this policy.

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

The following table sets forth the aggregate fees billed, or expected to be billed, by Deloitte with respect to audit and non-audit services for the Company during the fiscal years ended September 30, 2020 and 2019, and the aggregate fees billed by MHM with respect to audit and non-audit services for the Company during the fiscal year ended September 30, 2019 before the change in auditors became effective:

	Year Ended September 30,
Fee Category	2020	2019
	Deloitte	Deloitte	MHM
Audit fees (1)	$789,344	$643,364	$262,565
Audit-related fees (2)	160,000	50,000	22,078
Tax fees (3)	124,548	—	—
All other fees (4)	1,895	—	120,000
Total	$1,075,787	$693,364	$404,643

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

(3)

Tax Fees.  Tax fees generally consist of tax compliance and return preparation, and tax planning and advice. Tax compliance and return preparation services consist of preparing original and amended tax returns and claims for refunds. Tax planning and advice services consist of support during income tax audits or inquiries.

(4)

All Other Fees. All other fees consist of permitted services other than those that meet the criteria above.  For the year ended September 30, 2020 such fees were for technical subscriptions. For the year ended September 30, 2019 such fees were for transition services.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Financial Statements

The financial statements required by this Item are included beginning at page F-1.

Financial Statement Schedules

The financial statement schedules required by this Item are included on page S-1.

Exhibits

The following documents are filed as exhibits hereto:

Exhibit Number	Description of Exhibit	Method of Filing
2.1	Asset Purchase Agreement, dated as of June 21, 2016, by and among Phoenix Color Corp., AKI, Inc. and Bioplan USA, Inc.	Incorporated by reference to Exhibit 2.1 to Form 8-K as filed on June 22, 2016

3.1	Restated Bylaws of ALJ Regional Holdings, Inc., dated as of May 11, 2009	Incorporated by reference to Exhibit 3.4 to Form 10-12B as filed on February 2, 2016

3.2	Restated Certificate of Incorporation of ALJ Regional Holdings, Inc. as filed with the Secretary of State of the State of Delaware on August 17, 2018	Incorporated by reference to Exhibit 3.5 to Form 10-K as filed on December 17, 2018

10.01	Form of Indemnification Agreement for Directors and Officers	Incorporated by reference to Exhibit 10.2 to Form 10-12B as filed on February 2, 2016

10.02	Employment Agreement, dated July 29, 2019, by and between the Company and Jess Ravich	Incorporated by reference to Exhibit 10.2 to Form 8-K as filed on August 1, 2019

10.03	Employment Agreement, dated as of October 18, 2013, by and between Faneuil, Inc. and Anna Van Buren	Incorporated by reference to Exhibit 10.3 to Form 10-12B as filed on February 2, 2016

10.04	First Amendment to Employment Agreement, dated August 11, 2017, by and between Faneuil, Inc. and Anna Van Buren	Incorporated by reference to Exhibit 10.2 to Form 8-K as filed on August 14, 2017

10.05	Employment Agreement, dated August 8, 2017, by and between ALJ Regional Holdings, Inc. and Brian Hartman	Incorporated by reference to Exhibit 10.1 to Form 8-K as filed on August 14, 2017

10.06	First Amendment to Employment Agreement, dated August 8, 2018, by and between ALJ Regional Holdings, Inc. and Brian Hartman	Incorporated by reference to Exhibit 10.1 to Form 8-K as filed on August 3, 2018

10.07	Second Amended and Restated Employment Agreement, dated August 20, 2019, by and between ALJ Regional Holdings, Inc. and Brian Hartman	Incorporated by reference to Exhibit 10.1 to Form 8-K as filed on August 22, 2019

10.08	Employment Agreement, dated as of March 12, 2018, by and between ALJ Regional Holdings, Inc. and Marc Reisch	Incorporated by reference to Exhibit 10.1 to Form 8-K as filed on March 13, 2018

10.09	Employment Agreement, dated November 6, 2020, by and between Phoenix Color Corp. and Marc Reisch	Incorporated by reference to Exhibit 10.1 to Form 8-K as filed on November 9, 2020

10.10	Employment Agreement, dated April 14, 2014, by and between Floors-N-More, LLC and Steven Chesin	Incorporated by reference to Exhibit 10.2 to Form 8-K as filed on March 13, 2018

10.11	First Amendment to Employment Agreement, dated December 27, 2017, by and between Floors-N-More, LLC and Steven Chesin	Incorporated by reference to Exhibit 10.3 to Form 8-K as filed on March 13, 2018

10.12	ALJ Regional Holdings, Inc. 2016 Omnibus Equity Plan	Incorporated by reference to Exhibit 10.1 to Form S-8 as filed on August 23, 2016

10.13

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

10.14

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

10.15

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

10.16

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

10.17

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

10.18

Fifth Amendment to Financing Agreement, dated as of July 31, 2019, by and among the Company, Faneuil, Carpets, Phoenix, each subsidiary of the Company listed as a “Guarantor” on the signature pages thereto, the lenders from time to time party thereto, the Collateral Agent, and the Administrative Agent

Incorporated by reference to Exhibit 10.1 to Form 8-K as filed on August 1, 2019

10.19

Sixth Amendment to Financing Agreement, dated as of December 17, 2019, by and among the Company, Faneuil, Carpets, Phoenix, each subsidiary of the Company listed as a “Guarantor” on the signature pages thereto, the lenders from time to time party thereto, the Collateral Agent, and the Administrative Agent

Incorporated by reference to Exhibit 10.1 to Form 8-K as filed on December 23, 2019

10.20

Seventh Amendment to Financing Agreement, dated as of February 13, 2020, by and among the Company, Faneuil, Carpets, Phoenix, each subsidiary of the Company listed as a “Guarantor” on the signature pages thereto, the lenders from time to time party thereto, the Collateral Agent, and the Administrative Agent

Incorporated by reference to Exhibit 10.1 to Form 8-K as filed on February 14, 2020

10.21

Eighth Amendment to Financing Agreement, dated as of March 26, 2020, by and among the Company, Faneuil, Carpets, Phoenix, each subsidiary of the Company listed as a “Guarantor” on the signature pages thereto, the lenders from time to time party thereto, the Collateral Agent, and the Administrative Agent

Incorporated by reference to Exhibit 10.1 to Form 8-K as filed on March 27, 2020

10.22

Ninth Amendment to Financing Agreement, dated as of May 12, 2020, by and among the Company, Faneuil, Carpets, Phoenix, each subsidiary of the Company listed as a “Guarantor” on the signature pages thereto, the lenders from time to time party thereto, the Collateral Agent, and the Administrative Agent

Incorporated by reference to Exhibit 10.1 to Form 8-K as filed on May 13, 2020

10.23	Backstop Letter Agreement, dated as of November 28, 2018, between the Company and Jess Ravich	Incorporated by reference to Exhibit 10.2 to Form 8-K as filed on November 30, 2018

14.1	Code of Business Conduct and Ethics	Incorporated by reference to Exhibit 14.1 to Form 10-K as filed on December 23, 2016

21.1	List of Subsidiaries	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm - Deloitte & Touche, LLP	Filed herewith

24	Power of Attorney (see signature page)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")	Filed herewith

31.2	Certification of Chief Financial Officer and Principal Accounting Officer pursuant to Rule 13a-14(a) of the Exchange Act	Filed herewith

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

ALJ REGIONAL HOLDINGS, INC.

Date: December 18, 2020	By:	/s/ Jess Ravich
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

Name	Title	Date

/s/ Jess Ravich	Chairman of the Board, and Chief Executive Officer	December 18, 2020
Jess Ravich	(Principal Executive Officer)

/s/ Brian Hartman	Chief Financial Officer (Principal Financial Officer and Principal	December 18, 2020
Brian Hartman	Accounting Officer)

/s/ Hal G. Byer	Director	December 18, 2020
Hal G. Byer

/s/ Robert Scott Fritz	Director	December 18, 2020
Robert Scott Fritz

/s/ Rae Ravich	Director	December 18, 2020
Rae Ravich

/s/ John Scheel	Director	December 18, 2020
John Scheel

/s/ Anna Van Buren	Director	December 18, 2020
Anna Van Buren

/s/ Michael Borofsky	Director	December 18, 2020
Michael Borofsky

/s/ Julie Cavanna-Jerbic	Director	December 18, 2020
Julie Cavanna-Jerbic

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of ALJ Regional Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ALJ Regional Holdings, Inc. and subsidiaries (the "Company") as of September 30, 2020 and 2019, the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in period ended September 30, 2020, and the related notes and the consolidated financial statement schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended September 30, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Deloitte & Touche LLP

Jericho, New York

December 18, 2020

We have served as the Company’s auditor since 2019.

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	September 30,	September 30,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$6,050	$4,529
Accounts receivable, net of allowance for doubtful accounts of $1,108 and $126 at September 30, 2020 and 2019, respectively	59,361	41,707
Inventories, net	7,453	6,777
Prepaid expenses and other current assets	9,748	5,515
Income tax receivable	—	897
Total current assets	82,612	59,425
Property and equipment, net	68,383	69,870
Goodwill	—	59,047
Intangible assets, net	35,887	41,148
Collateral deposits	424	695
Other assets	2,938	992
Total assets	$190,244	$231,177
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,170	$15,070
Accrued expenses	20,312	16,092
Income taxes payable	9	367
Deferred revenue and customer deposits	8,768	1,965
Current portion of term loans, net of deferred loan costs	9,827	9,119
Current portion of capital lease obligations	2,437	2,535
Current portion of workers’ compensation reserve	1,008	1,043
Other current liabilities	60	72
Total current liabilities	60,591	46,263
Line of credit, net of deferred loan costs	13,753	9,372
Term loans, less current portion, net of deferred loan costs	73,482	73,614
Deferred revenue, less current portion	2,358	349
Workers’ compensation reserve, less current portion	1,894	1,312
Capital lease obligations, less current portion	2,900	2,623
Deferred tax liabilities, net	987	2,795
Other non-current liabilities	17,223	11,733
Total liabilities	173,188	148,061
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.01 par value; authorized – 100,000 shares; 42,298 and 42,173 issued and outstanding at September 30, 2020 and 2019, respectively	423	422
Additional paid-in capital	288,193	287,101
Accumulated deficit	(271,560)	(204,407)
Total stockholders’ equity	17,056	83,116
Total liabilities and stockholders’ equity	$190,244	$231,177

See accompanying notes to consolidated financial statements.

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended September 30,
	2020	2019
Net revenue	$389,149	$354,997
Costs and expenses:
Cost of revenue	313,997	283,877
Selling, general, and administrative expense	75,813	65,952
Impairment of goodwill and intangible assets	59,047	746
(Gain) loss on disposal of assets and other gain, net	(320)	(216)
Total operating expenses	448,537	350,359
Operating (loss) income	(59,388)	4,638
Other (expense) income:
Interest expense, net	(10,528)	(10,611)
Interest from legal settlement	200	—
Total other expense, net	(10,328)	(10,611)
Loss before income taxes	(69,716)	(5,973)
Benefit from (provision for) income taxes	2,042	(10,006)
Net loss	$(67,674)	$(15,979)
Loss per share of common stock–basic and diluted	$(1.60)	$(0.41)
Weighted average shares of common stock outstanding– basic and diluted	42,186	38,710

See accompanying notes to consolidated financial statements.

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balances at September 30, 2018	38,111	$381	$279,575	$(188,428)	$91,528
Common stock retired	(84)	(1)	(147)	—	(148)
Issuance of common stock, net of stock-issuance costs	3,895	39	6,934	—	6,973
Issuance of common stock to members of ALJ's board of directors	251	3	402	—	405
Stock-based compensation expense - options	—	—	337	—	337
Net loss	—	—	—	(15,979)	(15,979)
Balances at September 30, 2019	42,173	422	287,101	(204,407)	83,116
Fair value of warrants issued in connection with term loan amendments	—	—	716	—	716
Issuance of common stock to members of ALJ's board of directors	125	1	109	—	110
Stock-based compensation expense - options	—	—	267	—	267
Net loss	—	—	—	(67,674)	(67,674)
Cumulative impact of adopting ASC 606 on October 1, 2019	—	—	—	521	521
Balances at September 30, 2020	42,298	$423	$288,193	$(271,560)	$17,056

See accompanying notes to consolidated financial statements.

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended September 30,
	2020	2019
Operating activities
Net loss	$(67,674)	$(15,979)
Adjustments to reconcile net loss to cash provided by operating activities:
Impairment of goodwill and intangible assets	59,047	746
Depreciation and amortization expense	20,341	20,553
Provision for bad debts and obsolete inventory	1,372	232
Change in fair value of contingent consideration	1,100	—
Interest expense and other bank fees accreted to term loans	1,098	—
Amortization of deferred loan costs	969	724
Fair value of warrants issued in connection with loan amendments	716	—
Other non-cash expense	854	205
Stock-based compensation expense	381	667
Gain on disposal of assets and other gain, net	(320)	(216)
Deferred income taxes	(1,808)	9,537
Changes in operating assets and liabilities:
Accounts receivable, net	(18,962)	4,620
Inventories, net	(938)	703
Prepaid expenses, collateral deposits, and other current assets	(3,306)	8
Income tax receivable	897	—
Other assets	(1,675)	1,443
Accounts payable	3,100	2,378
Accrued expenses	4,104	1,317
Income tax payable	(358)	163
Deferred revenue and customer deposits	8,640	(2,249)
Workers' compensation reserve	547	(153)
Other current liabilities and other non-current liabilities	4,778	(82)
Cash provided by operating activities	12,903	24,617
Investing activities
Capital expenditures	(9,550)	(18,295)
Proceeds from sales of assets	1	318
Acquisitions, net of cash acquired	—	(3,466)
Cash used for investing activities	(9,549)	(21,443)
Financing activities
Net proceeds from line of credit	4,594	1,084
Proceeds from term loan	1,500	5,000
Deferred loan costs	(766)	(896)
Payments on capital leases	(2,815)	(2,955)
Payments on term loans	(4,346)	(9,851)
Proceeds from issuance of common stock	—	7,011
Stock issuance costs	—	(38)
Cash used for financing activities	(1,833)	(645)
Change in cash and cash equivalents	1,521	2,529
Cash and cash equivalents at beginning of the year	4,529	2,000
Cash and cash equivalents at end of the year	$6,050	$4,529

See accompanying notes to consolidated financial statements.

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended September 30,
	2020	2019
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$9,109	$9,840
Taxes	$866	$913

Non-cash investing and financing activities:
Capital equipment purchases financed with capital leases	$3,345	$4,837
Capital equipment purchases financed with term loans	$1,908	$4,060
Fair value of deferred and contingent consideration related to acquisition	$—	$4,900
Leasehold improvements funded by landlord tenant improvement allowance	$—	$2,145

See accompanying notes to consolidated financial statements.

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2020 AND 2019

1. ORGANIZATION AND BASIS OF PRESENTATION

Organization

ALJ Regional Holdings, Inc. (including subsidiaries, referred to collectively herein as “ALJ” or “Company”) is a holding company.  As of September 30, 2020, ALJ consisted of the following wholly-owned subsidiaries:

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

Revision of Previously Reported Financial Information

The Company has historically classified expenses incurred by the Faneuil reportable segment as either cost of revenue or selling, general, and administrative expense based on whether such expenses represented salaries and wages or an expense other than salary and wages. Faneuil is a labor-intensive business with labor representing the majority of the cost of revenue. Management determined that certain costs classified as cost of revenue should be classified as selling, general, and administrative expense, while other costs classified as selling, general, and administrative expense should be classified as cost of revenue. Accordingly, the accompanying Consolidated Statement of Operations for the year ended September 30, 2019 has been revised to correct the amounts previously reported as cost of revenue and selling, general, and administrative expense as applicable.

In accordance with Accounting Standards Codification ASC 250 (Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin 99, Assessing Materiality), the Company concluded that the reclassifications between cost of revenue and selling, general, and administrative expense were not material to any of its previously issued annual or interim financial statements.

The following table presents the impact of Faneuil’s reclassification on the Consolidated Statements of Operations for the year ended September 30, 2019:

	Year Ended September 30, 2019
(in thousands, except per share amounts)	As Previously Reported	Revisions	As Revised
Net revenue	$354,997	$—	$354,997
Costs and expenses:
Cost of revenue	277,454	6,423	283,877
Selling, general, and administrative expense	72,375	(6,423)	65,952
Impairment of goodwill and intangible assets	746	—	746
Disposal of assets and other gain, net	(216)	—	(216)
Total operating expenses	350,359	—	350,359
Operating income	4,638	—	4,638
Other (expense) income:
Interest expense, net	(10,611)	—	(10,611)
Interest from legal settlement	—	—	—
Total other expense, net	(10,611)	—	(10,611)
Loss before income taxes	(5,973)	—	(5,973)
Provision for income taxes	(10,006)	—	(10,006)
Net loss	$(15,979)	$—	$(15,979)
Loss per share of common stock–basic and diluted	$(0.41)	$—	$(0.41)
Weighted-average shares of common stock outstanding– basic and diluted	38,710	—	38,710

The correction of these previously reported amounts had no impact on the Company’s consolidated loss before income taxes, net loss, financial position, or cash flows. In addition, corresponding revisions had no impact to Reportable Segments or Geographic disclosures.

Impact of Coronavirus Pandemic

In March 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic, which continues to spread throughout the U.S. COVID-19 is having an unprecedented impact on the U.S. economy as federal, state, and local governments react to this public health crisis.

Currently, all of ALJ’s subsidiaries have been deemed “Essential Services” and have continued to operate with limited disruption, albeit with lower sales volume at Carpets and Phoenix. As such, COVID-19 did not materially impact ALJ’s financial position, or results of operations and cash flows as of and for the year ended September 30, 2020. However, the Company took immediate actions in March 2020 to enable working-from-home where possible and put in place increased safety precautions, including social distancing, at other locations where essential services on site are required. The duration of these measures is unknown, may be extended and additional measures may be imposed.

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

As of September 30, 2020, ALJ’s total available liquidity was $20.7 million, which included $6.1 million of cash and cash equivalents and $14.6 million of unused borrowing capacity under the Company’s revolving credit facility. While the impact that COVID-19 may have on the Company’s financial position, results of operations, and cash flows in the future cannot be estimated with certainty, based on current estimates regarding the magnitude and duration of the global pandemic, ALJ does not anticipate an impact on the Company’s ability to meet its obligations when due for at least the next 12 months.  However, the ultimate magnitude and duration of the global pandemic is highly uncertain and, as such, will require ALJ to continually assess the situation for the foreseeable future.  Accordingly, the Company’s estimates regarding the magnitude and duration of the global pandemic may change in the future and such changes could be material.

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

Property and Equipment

Property and equipment are initially recorded at cost and are depreciated over the estimated useful lives of the assets using the straight-line method.  Estimated useful lives are as follows:

Description	Estimated Useful Life
Computer and office equipment	3–7 years
Computer software	3–6 years
Furniture and fixtures	7–10 years
Leasehold improvements	Shorter of useful life or lease term
Equipment under capital leases	Shorter of useful life or lease term
Equipment	5–12 years
Vehicles and commercial trucks	5 years
Buildings	7–40 years
Land	Indefinite

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

Intangible Assets

As of September 30, 2020 and 2019, all intangible assets were acquisition-related, recorded at fair value on the dates acquired, and subject to amortization.  ALJ amortizes intangible assets over their estimated useful life based on expected economic benefit using the straight-line method.  In the quarter following the period in which the intangible asset becomes fully amortized, ALJ removes the fully amortized balances from the gross asset and accumulated amortization amounts.

The estimated useful life ranges for all identified intangible assets were as follows:

Description	Estimated Useful Life (Years)
Non-compete agreements	2-6
Supply agreements	4-15
Technology	8
Internal-use software	6
Customer relationships	12-15
Trade names	15-30

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

Carpets.  Effective October 1, 2018, Carpets changed from a fully insured plan for workers’ compensation to a self-insured plan, to reduce expenses, for claims up to $200,000 per incident and maintains insurance coverage for costs above the specified limit.  Effective October 1, 2020, Carpets changed back to a fully insured plan.

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

Level 1. Inputs are based upon unadjusted quoted prices for identical instruments in active markets. ALJ had no Level 1 assets or liabilities.

Level 2. Inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques (e.g., the Black-Scholes model) for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. ALJ had no Level 2 assets or liabilities.

Level 3. Inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques, including option pricing models and discounted cash flow models.  Unobservable inputs used in the models are significant to the fair values of the assets and liabilities.  ALJ had no Level 3 assets.  ALJ’s only Level 3 liabilities are acquisition-related contingent consideration.  The fair values were determined using a variation of the income approach, known as the real options method, where certain revenue was simulated in a risk-neutral framework using Geometric Brownian Motion, a well-accepted model of stock price behavior that is used in option pricing models such as the Black-Scholes option pricing model.  See Note 4.

ALJ’s other fair value instruments consist of accounts receivable, accounts payable, accrued expenses, line of credit, and term-loans.  As of September 30, 2020 and 2019, carrying values of accounts receivable, accounts payable and accrued expenses approximate fair values due to the short-term nature of the instrument.   Additionally, ALJ’s line of credit and term loans both carry a variable interest rate set at current market rates, and as such, the carrying value approximates fair value.

Revenue from Contracts with Customers – Impact of Adoption

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

Lastly, the contracts that Phoenix has with its customers often include prospective and retrospective volume rebates, credits, discounts, and other similar items that generally decrease the amount a customer pays Phoenix. These amounts generally are credited to the customer, based on achieving certain levels of sales activity, when contracts are signed, or making payments within payment specific terms. Under ASC 606, with the exception of prospective volume rebates, these adjustments are classified as variable consideration, which is estimated at contract inception and included as part of the transaction price. Under ASC 606, prospective volume rebates are not part of the transaction price but are instead accounted for as a material right and separate performance obligation.

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

The following table summarizes the pre-tax impacts of adopting the new revenue accounting guidance on ALJ’s Consolidated Balance Sheet as of September 30, 2020:

	As of September 30, 2020
		Adjustments for the Adoption of ASC 606
(in thousands)	As Reported	Faneuil	Carpets	Phoenix	Total Adjustment	As if Previous Standard was in Effect
Assets
Prepaid expenses and other current assets	$9,748	$(1,312)	$111	$(527)	$(1,728)	$8,020
Inventories, net	7,453	—	(40)	453	413	7,866
Liabilities
Accrued expenses	20,312	—	10	—	10	20,322
Deferred revenue and customer deposits	8,768	1,034	—	—	1,034	9,802
Stockholders’ equity
Accumulated deficit	(271,560)	(2,346)	61	(74)	(2,359)	(273,919)

The following tables summarize the pre-tax impacts of adopting the new revenue accounting guidance on ALJ’s Statement of Operations for the year ended September 30, 2020:

	Year Ended September 30, 2020
		Adjustments for the Adoption of ASC 606
(in thousands, except per share amounts)	As Reported	Faneuil	Carpets	Phoenix	Total Adjustment	As if Previous Standard was in Effect
Net revenue	$389,149	$(1,034)	$172	$(690)	$(1,552)	$387,597
Cost of revenue	313,997	1,917	81	(670)	1,328	315,325
Net loss	(67,674)	(2,951)	91	(20)	(2,880)	(70,554)
Loss per share of common stock–basic and diluted	(1.60)	(0.07)	—	—	(0.07)	(1.67)

The Consolidated Statement of Cash Flows for the year ended September 30, 2020 takes into consideration the effect of adopting ASC 606.  The adoption of ASC 606 had no impact to net cash provided by (used for) operating, financing or investing activities on the Company’s Consolidated Statement of Cash Flows for the year ended September 30, 2020.

Revenue from Contracts with Customers - Accounting Policy Update

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

Impairment of Goodwill and Long-Lived Assets

Goodwill. The Company assesses the recoverability of goodwill on an annual basis in accordance with ASC 350 Intangibles - Goodwill and Other. The measurement date is September 30, or more frequently, if events or circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than the carrying value. The impairment test includes evaluating qualitative and quantitative factors to assess the likelihood of an impairment of goodwill. Each of the Company’s three reporting units has goodwill assigned, which is assessed independently.

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

As a result of the interim test, ALJ recognized a non-cash impairment of goodwill totaling $59.0 million, which was reflected on the Company’s Consolidated Statement of Operations for the year ended September 30, 2020. The Company did not have any impairment of goodwill during the year ended September 30, 2019.

Long-Lived Assets. Long-lived assets, such as property and equipment and intangible assets subject to amortization, are reviewed for impairment when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset or asset group to estimated undiscounted future cash flows expected to be generated by the asset or asset group. If the carrying amount of an asset or asset group exceeds its estimated undiscounted future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset or asset group exceeds the estimated fair value of the asset or asset group. Long-lived assets to be disposed of by sale are reported at the lower of their carrying amounts or their estimated fair values, less costs to sell, and are not depreciated.

The Company did not have any impairment of long-lived assets during the year ended September 30, 2020. During the year ended September 30, 2019, ALJ wrote off certain intangible assets totaling $0.8 million that were deemed impaired.

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

During the year ended September 30, 2020, ALJ used the following weighted-average assumptions:  expected option life of 6.2 years, volatility of 48.6%, dividend yield of 0.00%, and annual risk-free interest rate of 0.33%.  The weighted-average fair value of the options granted during the year ended September 30, 2020 was $0.25. ALJ did not issue any options during the year ended September 30, 2019.

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

Recent Accounting Pronouncements Not Yet Adopted

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

The Company chose the systems it will use to manage the accounting for leases, determined the contracts that are considered leases under ASC 842, and implemented the systems and internal controls and procedures specific to ASC 842.

Upon the adoption of ASC 842, ALJ anticipates an impact to its Consolidated Balance Sheets but expects no impact to its Consolidated Statements of Operations or Consolidated Statements of Cash Flows.  The most significant impact will be the recognition of the ROU assets and lease liabilities primarily related to real estate leases classified as operating leases.  ALJ estimates the adoption of ASC 842 will result in the recognition and presentation of total operating lease ROU assets of approximately $32.2 million to $35.6 million, and total operating lease liabilities of approximately $41.3 million to $45.6 million, upon the adoption date.

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

3. REVENUE RECOGNITION

Disaggregation of Revenue

Revenue by contract type was as follows for the year ended September 30, 2020:

(in thousands)	Year Ended September 30, 2020
Faneuil:
Healthcare	$97,679
Transportation	65,804
Utility	53,868
Other	6,651
Government	23,030
Total Faneuil	$247,032
Carpets
Builder	$30,353
Commercial	4,517
Retail	4,226
Total Carpets	$39,096
Phoenix:
Publisher
MSA	$76,217
Non-MSA	14,941
Commercial
MSA	1,743
Non-MSA	10,120
Total Phoenix	$103,021
Total consolidated revenue, net	$389,149

Substantially all of Faneuil and Carpets revenue is recognized over time and substantially all of Phoenix revenue is recognized at a point in time.

Contract Assets and Liabilities

The following table provides information about consolidated contract assets and contract liabilities at September 30, 2020 and October 1, 2019:

(in thousands)	September 30, 2020	October 1, 2019
Contract assets:
Unbilled revenue (1)	$779	$825
Total contract assets	$779	$825
Contract liabilities
Deferred revenue	$10,875	$1,838
Accrued rebates and material rights (2)	3,097	2,612
Accrued contract losses (3)	14	15
Total contract liabilities	$13,986	$4,465
(1)

Included in prepaid expenses and other current assets. Unbilled revenue represents rights to consideration for services provided when the right is conditioned on something other than passage of time (for example, meeting a milestone for the right to bill under the cost-to-cost measure of progress). Unbilled revenue is transferred to accounts receivable when the rights become unconditional.

(2)

At September 30, 2020, the balance is included in accrued expenses. At October 1, 2019, of the total balance, $0.5 million is included in other non-current liabilities and $2.1 million is included in accrued expenses.

(3)	Included in accrued expenses.

The following table provides changes in consolidated contract assets and contract liabilities from October 1, 2019 to September 30, 2020:

(in thousands)	Contract Assets	Contract Liabilities
Balance, beginning of period (October 1, 2019)	$825	$4,465
Additions to contract assets	4,602	—
Transfer from contract assets to accounts receivable	(4,648)	—
Revenue recognized	—	(11,224)
Change in loss accrual	—	(1)
Accrued rebates	—	3,735
Payment of rebates	—	(3,250)
Cash received from customer	—	20,261
Balance, end of period	$779	$13,986

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

Estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially satisfied at September 30, 2020, was de minimis. This balance does not include revenue related to performance obligations that are part of a contract whose original expected duration is one year or less, including contracts with a penalty-free termination for convenience clause. In addition, this disclosure does not include (i) expected consideration related to performance obligations for which the Company elects to recognize revenue in the amount it has a right to invoice (e.g., usage-based pricing terms), and (ii) any variable consideration which is allocated entirely to future performance obligations including variable transaction fees or fees tied directly to costs incurred.

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

During the year ended September 30, 2020, the Company capitalized $1.1 million of costs to obtain a contract.  During the year ended September 30, 2020, the Company recognized $0.9 million of amortization of these costs, which is included in selling, general, and administrative expense.  The net book value of costs to obtain a contract was $0.6 million as of September 30, 2020, of which $0.4 million was in prepaid expenses and other current assets, and $0.2 million was in other assets.

Costs to Fulfill a Contract

The Company capitalizes costs incurred to fulfill its contracts that (i) relate directly to the contract, (ii) are expected to generate resources that will be used to satisfy the Company’s performance obligation under the contract, and (iii) are expected to be recovered through revenue generated under the contract. Contract fulfillment costs are expensed to cost of revenue as the Company satisfies its performance obligations by transferring the service to the customer. These costs are amortized on a systematic basis over the expected period of benefit.

During the year ended September 30, 2020, the Company capitalized $7.9 million of costs to fulfill a contract.  The amortization of costs to fulfill contracts, which comprise set-up/transition activities, for the year ended September 30, 2020 was approximately $4.5 million. As of September 30, 2020, the net book value of the costs to fulfill a contract totaled $5.0 million, of which $3.5 million was in prepaid expenses and other current assets, and $1.5 million was in other assets.

Capitalized costs to obtain and fulfill a contract are periodically reviewed for impairment. We did not incur any impairment losses during the year ended September 30, 2020.

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

The aggregate cash consideration for the RDI Acquisition paid at closing was $2.5 million, with earn-outs up to $7.5 million to be paid upon the achievement of certain financial metrics over a three-year period, subject to a guaranteed payout of $2.5 million. The RDI Acquisition was not material to the Company's results of operations, financial position, or cash flows and, therefore, the pro forma impact is not presented.

The following schedule reflects the final fair value of assets acquired and liabilities assumed on the RDI Purchase Date (in thousands):

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

(1)

Goodwill was tested for impairment as of March 31, 2020.  As a result of the interim test, ALJ recognized a non-cash impairment of goodwill, which included $2.7 million related to the RDI Acquisition.  See Footnote 2 “Impairment of Goodwill and Long-Lived Assets.”

(2)	At September 30, 2020, the fair value was $2.5 million and was included in accrued expenses on the Consolidated Balance Sheet. The maximum payment is $2.5 million.

(3)	At September 30, 2020, the fair value was $3.5 million and was included in other non-current liabilities on the Consolidated Balance Sheet. The maximum payment is $5.0 million.

The Company accounted for the RDI Acquisition using the purchase method of accounting. Accordingly, the assets and liabilities were recorded at their fair values at the RDI Purchase Date. The excess of the purchase price over the fair value of the tangible and intangible assets acquired, liabilities assumed, and deferred and contingent consideration, was recorded as goodwill. See Footnote 6.

Acquisition-Related Expenses

During the years ended September 30, 2020 and September 30, 2019, the Company incurred less than $0.1 million and $0.2 million of acquisition-related costs in connection with the RDI Acquisition, which were expensed to selling, general, and administrative expense as incurred.

Fair Value Adjustment of Deferred and Contingent Consideration Liabilities

The fair value of the deferred and contingent consideration liabilities is remeasured to fair value at each reporting period using Level 3 inputs such as cash flow forecast, discount rate, and equity risk premium.  The change in fair value, including accretion for the passage of time, is recognized in earnings until the deferred and contingent considerations are resolved. ALJ recorded a $1.1 million increase to the deferred and contingent consideration liabilities as of September 30, 2020, which was expensed to selling, general, and administrative expense during the year ended September 30, 2020.

5. CONCENTRATION RISKS

Cash

The Company maintains its cash balances in accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes there is little or no exposure to any significant credit risk.

Major Customers and Accounts Receivable

ALJ did not have any customer with net revenue in excess of 10% of consolidated net revenue during the years ended September 30, 2020 and 2019.  Each of ALJ’s segments had customers that represented more than 10% of their respective net revenue, as described below.

Faneuil.  The percentage of Faneuil net revenue derived from its significant customers was as follows:

	Year Ended September 30,
	2020	2019
Customer A	10.6%	10.8%
Customer B	**	13.8
Customer C	**	10.3

**Less than 10% of Faneuil net revenue.

Trade receivables from these customers totaled $6.3 million at September 30, 2020.  As of September 30, 2020, all Faneuil accounts receivable were unsecured.  The risk with respect to accounts receivable is mitigated by credit evaluations performed on customers and the short duration of payment terms extended to customers.

Carpets.  The percentage of Carpets net revenue derived from its significant customers was as follows:

	Year Ended September 30,
	2020	2019
Customer A	26.0%	27.3%
Customer B	25.5	21.1
Customer C	22.0	29.4

Trade receivables from these customers totaled $1.8 million at September 30, 2020.  As of September 30, 2020, all Carpets accounts receivable were unsecured.  The risk with respect to accounts receivables is mitigated by credit evaluations performed on customers and the short duration of payment terms extended to customers.

Phoenix.  The percentage of Phoenix net revenue derived from its significant customers was as follows:

	Year Ended September 30,
	2020	2019
Customer A	24.4%	20.8%
Customer B	18.9	19.4
Customer C	13.0	13.2
Customer D	**	10.0

**	Less than 10% of Phoenix net revenue.

Trade receivables from these customers totaled $4.4 million at September 30, 2020.  As of September 30, 2020, all Phoenix accounts receivable were unsecured.  The risk with respect to accounts receivable is mitigated by credit evaluations performed on customers and the short duration of payment terms extended to customers.

Supplier Risk

ALJ had two suppliers that represented more than 10% of consolidated inventory purchases as follows:

	Year Ended September 30,
	2020	2019
Supplier A	12.3%	14.9%
Supplier B	10.0	**

Additionally, two of ALJ’s segments had suppliers that represented more than 10% of their respective inventory purchases as described below.

Carpets.  The percentage of Carpets inventory purchases from its significant suppliers was as follows:

	Year Ended September 30,
	2020	2019
Supplier A	17.9%	20.1%
Supplier B	16.9	17.7
Supplier C	**	12.9
Supplier D	**	10.2

**	Less than 10% of Carpets inventory purchases.

If these suppliers were unable to provide materials on a timely basis, Carpets management believes alternative suppliers could provide the required materials with minimal disruption to the business.

Phoenix.  The percentage of Phoenix inventory purchases from its significant suppliers was as follows:

	Year Ended September 30,
	2020	2019
Supplier A	17.3%	22.7%
Supplier B	14.1	**
Supplier C	10.6	**

**	Less than 10% of Phoenix inventory purchases.

If these suppliers were unable to provide materials on a timely basis, Phoenix management believes alternative suppliers could provide the required supplies with minimal disruption to the business.

6. COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

Accounts Receivable, Net

The following table summarizes accounts receivable at the end of each reporting period:

	September 30,	September 30,
(in thousands)	2020	2019
Accounts receivable	$60,427	$41,251
Unbilled receivables	42	582
Accounts receivable	60,469	41,833
Less: allowance for doubtful accounts	(1,108)	(126)
Accounts receivable, net	$59,361	$41,707

Inventories, Net

The following table summarizes inventories at the end of each reporting period:

	September 30,	September 30,
(in thousands)	2020	2019
Raw materials	$4,260	$3,837
Semi-finished goods/work in process	2,341	2,111
Finished goods	1,224	1,230
Inventories	7,825	7,178
Less: allowance for obsolete inventory	(372)	(401)
Inventories, net	$7,453	$6,777

Property and Equipment

The following table summarizes property and equipment at the end of each reporting period:

	September 30,	September 30,
(in thousands)	2020	2019
Machinery and equipment	$35,357	$30,805
Leasehold improvements	31,831	31,370
Computer and office equipment	19,630	13,273
Building and improvements	16,896	17,403
Software	16,497	16,139
Land	9,267	9,267
Furniture and fixtures	7,851	7,796
Vehicles	409	386
Construction and equipment in process	—	206
Property and equipment	137,738	126,645
Less: accumulated depreciation and amortization	(69,355)	(56,775)
Property and equipment, net	$68,383	$69,870

Property and equipment depreciation and amortization expense, including amounts related to capitalized leased assets, was $15.1 million and $15.3 million for the years ended September 30, 2020 and 2019, respectively.

Goodwill

The following table presents changes in the carrying values of goodwill by segment for the years ended September 30, 2020 and 2019:

(in thousands)	Faneuil	Carpets	Phoenix	Total
Balance, September 30, 2018	$21,276	$2,555	$32,541	$56,372
RDI Acquisition	2,675	—	—	2,675
Balance, September 30, 2019	$23,951	$2,555	$32,541	$59,047
Impairment of goodwill	(23,951)	(2,555)	(32,541)	(59,047)
Balance, September 30, 2020	$—	$—	$—	$—

Intangible Assets

The following table summarizes identified intangible assets at the end of each reporting period:

			September 30, 2020
(in thousands)	Weighted Average Original Life (Years)	Weighted Average Remaining Life (Years)	Gross	Accumulated Amortization	Net
Customer relationships	7.0	4.5	$33,660	$(15,848)	$17,812
Trade names	27.0	22.5	10,760	(2,434)	8,326
Supply agreements	10.2	9.1	9,690	(4,059)	5,631
Technology	8.0	6.8	3,400	(496)	2,904
Non-compete agreements	6.6	5.1	1,550	(336)	1,214
Totals			$59,060	$(23,173)	$35,887

			September 30, 2019
(in thousands)	Weighted Average Original Life (Years)	Weighted Average Remaining Life (Years)	Gross	Accumulated Amortization	Net
Customer relationships	11.7	7.8	$33,660	$(13,039)	$20,621
Trade names	27.0	23.4	10,760	(2,004)	8,756
Supply agreements	10.1	9.9	9,930	(3,002)	6,928
Technology	8.0	7.8	3,400	(71)	3,329
Non-compete agreements	11.8	6.5	1,820	(311)	1,509
Internal-use software	6.0	0.1	580	(575)	5
Totals			$60,150	$(19,002)	$41,148

Intangible asset amortization expense was $5.3 million and $5.2 million for the years ended September 30, 2020 and 2019, respectively.

The following table presents expected annual amortization expense as of September 30, 2020 (in thousands):

(in thousands)	Estimated Future Amortization
Fiscal 2021	$4,982
Fiscal 2022	4,635
Fiscal 2023	4,635
Fiscal 2024	4,496
Fiscal 2025	4,183
Thereafter	12,956
Total	$35,887

The following table presents changes in the carrying values of intangible assets by category for the years ended September 30, 2020 and 2019:

(in thousands)	Customer Relationships	Trade Names	Supply Agreements	Technology	Non- Compete Agreements	Internal Use Software	Accumulated Amortization	Total, Net
Balance, September 30, 2018	$34,400	$10,760	$10,358	$—	$2,330	$580	$(16,028)	$42,400
RDI Acquisition	—	—	—	3,400	1,300	—	—	4,700
Impairment of intangible assets**	(740)	—	(428)	—	—	—	422	(746)
Write off fully amortized intangible assets	—	—	—	—	(1,810)	—	1,810	—
Amortization expense	—	—	—	—	—	—	(5,206)	(5,206)
Balance, September 30, 2019	$33,660	$10,760	$9,930	$3,400	$1,820	$580	$(19,002)	$41,148
Write off fully amortized intangible assets	—	—	(240)	—	(270)	(580)	1,090	—
Amortization expense	—	—	—	—	—	—	(5,261)	(5,261)
Balance, September 30, 2020	$33,660	$10,760	$9,690	$3,400	$1,550	$—	$(23,173)	$35,887

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

Accrued Expenses

The following table summarizes accrued liabilities at the end of each reporting period:

	September 30,	September 30,
(in thousands)	2020	2019
Accrued compensation and related taxes	$10,206	$8,041
Rebates payable	3,097	2,157
Acquisition contingent consideration	2,500	2,100
Medical and benefit-related payables	1,438	964
Deferred lease incentives	1,289	1,159
Other	766	342
Interest payable	674	723
Accrued board of director fees	130	109
Deferred rent	116	112
Sales tax payable	96	111
Call center buildouts	—	274
Total accrued expenses	$20,312	$16,092

7. LOSS PER SHARE

ALJ computed basic and diluted loss per common share for each period as follows:

	Year Ended September 30,
(in thousands, except per share amounts)	2020	2019
Net loss	$(67,674)	$(15,979)
Weighted average shares of common stock outstanding - basic and diluted	42,186	38,710
Loss per share of common stock–basic and diluted	$(1.60)	$(0.41)

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

Common stock equivalents of 4.8 million and 3.0 million were not considered in calculating ALJ’s diluted loss per common share for the years ended September 30, 2020 and 2019, respectively, as their effect would be anti-dilutive.

Debt that was convertible into 10.7 million shares of ALJ common stock was not considered in calculating ALJ’s diluted loss per common share for the year ended September 30, 2020 as the effect would be anti-dilutive.  ALJ did not have any convertible debt outstanding at September 30, 2019.

8. DEBT

Debt

The following table summarizes ALJ’s line of credit, term loans, and equipment financing at the end of each reporting period:

	September 30,	September 30,
(in thousands)	2020	2019
Line of credit:
Line of credit	$14,417	$9,823
Less: deferred loan costs	(664)	(451)
Line of credit, net of deferred loan costs	$13,753	$9,372
Current portion of term loans:
Current portion of term loans	$8,200	$8,200
Current portion of equipment financing	1,999	1,336
Less: deferred loan costs	(372)	(417)
Current portion of term loans, net of deferred loan costs	$9,827	$9,119
Term loans, less current portion:
Term loan, less current portion	$62,336	$72,882
Term B loan	4,415	—
Term C loan	5,782	—
Equipment financing, less current portion	1,611	1,765
Less: deferred loan costs	(662)	(1,033)
Term loans, less current portion, net of deferred loan costs	$73,482	$73,614

Term Loans and Line of Credit

In August 2015, ALJ entered into a financing agreement (“Financing Agreement”) with Cerberus Business Finance, LLC (“Cerberus”), to borrow $105.0 million in a term loan (“Cerberus Term Loan”) and have available up to $32.5 million in a revolving loan (“Cerberus/PNC Revolver,” and together with the Cerberus Term Loan, “Cerberus Debt”). ALJ has subsequently entered into nine amendments to the Financing Agreement, of which three were entered into during year ended September 30, 2020 and are described below. The Cerberus Debt matures on November 28, 2023 (“Maturity Date”).

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

Additionally, the Sixth Amendment added a deleveraging fee (“Deleveraging Fee”), of which the first payment was made on March 31, 2020, and the second payment was due on June 30, 2020 unless one or more persons purchased a $2.5 million participating interest in the Cerberus Term Loan prior to June 30, 2020.  The first payment made on March 31, 2020 was expensed to selling, general, and administrative expense during the year ended September 30, 2020.  As a result of the Ninth Amendment (see Ninth Amendment to the Financing Agreement below), the second payment was not required by Cerberus.

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

In connection with the Junior Participation, the Company issued fully vested warrants to purchase 1.23 million shares of the Company’s common stock (“Junior Participation Agreement Warrants”) to the Ravich Entities, with a five-year term and an exercise price of $0.54.

The fair value of the Junior Participation Agreement Warrants was calculated using the Black Scholes Model with the following assumptions:  contractual life of five years, volatility of 42.3%, dividend yield of 0.00%, and annual risk-free interest rate of 1.7%. The fair value of the Junior Participation Agreement Warrants of $0.6 million was expensed to selling, general, and administrative expense during the year ended September 30, 2020.

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

In connection with the First Amendment to Junior Participation Agreement, the Company issued fully vested warrants to purchase 0.4 million shares of the Company’s common stock (“First Amendment to Junior Participation Agreement Warrants”) to the Ravich Entities, with a five year term and an exercise price of $0.62.

The fair value of the First Amendment to Junior Participation Agreement Warrants was calculated using the Black Scholes Model with the following assumptions:  contractual life of five years, volatility of 43.8%, dividend yield of 0.00%, and annual risk-free interest rate of 0.5%. The fair value of the First Amendment to Junior Participation Agreement Warrants of $0.1 million was expensed to selling, general, and administrative expense during the year ended September 30, 2020.

Amendment to the Junior Participation Agreements – Term C Loan

On May 12, 2020, in connection with, and as a condition to, the Ninth Amendment, certain stockholders of the Company (“Term C Loan Junior Participants”), including Mr. Ravich, entered into or amended certain Junior Participation Agreements (collectively, “Term C Loan Junior Participation Agreements”) with Cerberus.  Pursuant to the Term C Loan Junior Participation Agreements, the Term C Loan Junior Participants acquired junior participation interests in Term C Loan in an aggregate amount of $5.6 million on May 12, 2020 (“Term C Loan”).  Additionally, Mr. Ravich agreed to acquire additional junior participation interests in the Term B Loan in an aggregate amount of (i) $2.5 million on March 31, 2021 and (ii) $2.5 million on June 30, 2021.

The $5.6 million Term C Loan is convertible, at the option of the Term C Loan Junior Participants, into shares of the Company’s common stock, at a conversion price of $0.54 per share.

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

Summary of the Financing Agreement and Amendments

The Financing Agreement and amendments thereto are summarized below (in thousands):

Description	Use of Proceeds	Origination Date	Interest Rate *	Quarterly Payments	Balance at September 30, 2020
Term Loans:
Financing Agreement	Phoenix acquisition	August 2015	8.25% to 8.80%	$1,610	$55,243
First Amendment	Color Optics acquisition	July 2016	8.25% to 8.80%	175	6,017
Third Amendment	Printing Components Business acquisition	October 2017	8.25% to 8.80%	151	5,164
Fourth Amendment	Working capital	November 2018	8.25% to 8.80%	114	3,924
Sixth Amendment (Term B loan)	N/A	December 2019	12.25% to 12.80%	—	4,415
Eighth Amendment (Accreted fees)	N/A	March 2020	13.25%	—	188
Ninth Amendment (Term C loan)	Working capital	May 2020	8.25%	—	5,782
			Totals	$2,050	$80,733
Line of Credit:
Cerberus/PNC Revolver (includes Second, Fifth, Seventh, Eighth, and Ninth Amendments)	Working capital	August 2015	10.50% to 13.25%	$—	$14,417

*	Range of annual interest rates accrued during year ended September 30, 2020.

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

In certain instances, ALJ is required to make mandatory term loan payments if ALJ receives cash outside the normal course of business. As a result, during the years ended September 30, 2020 and 2019, ALJ made mandatory payments of $0.9 million and $0.4 million, respectively.

As of September 30, 2020, ALJ will be assessed a prepayment penalty equal to 2% and 1% of the outstanding Cerberus Debt plus any unused available credit on the PNC Revolver if the Cerberus Term Loan is repaid before November 28, 2020 and November 28, 2021, respectively. A final balloon payment is due on the Maturity Date.

The Cerberus Debt is secured by substantially all the Company’s assets and imposes certain limitations on the Company, including its ability to incur debt, grant liens, initiate certain investments, declare dividends and dispose of assets. The Cerberus Debt also requires ALJ to comply with certain debt covenants. As of September 30, 2020, ALJ was in compliance with all debt covenants and had unused borrowing capacity of $14.6 million.

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

During the year ended September 30, 2020, ALJ paid $0.9 million of legal and other fees of which $0.6 million was added to deferred loan costs and is being amortized to interest expense through the Maturity Date. The remaining fees of $0.3 million were expensed to selling, general, and administrative expense during the year ended September 30, 2020.

During the year ended September 30, 2019, ALJ paid $1.2 million of legal and other fees of which $0.9 million was added to deferred loan costs and is being amortized to interest expense through the Maturity Date. The remaining fees of $0.3 million were expensed to selling, general, and administrative expense during the year ended September 30, 2019.

Contingent Loan Costs

Pursuant to the Financing Agreement, ALJ was required to pay a fee (a “Contingent Payment”) in each of three consecutive annual periods which began on May 27, 2018, if at any time during each annual period there are any amounts outstanding on the Cerberus/PNC Revolver.  Such Contingent Payments become due and payable on the first day within each annual period there is an outstanding balance on the Cerberus/PNC Revolver. ALJ made the first Contingent Payment during May 2018, the second Contingent Payment during May 2019, and the final Contingent Payment during May 2020. Contingent Payments were added to deferred loan costs and amortized to interest expense for one year following the respective Contingent Payment.

Equipment Financing

In December 2018, Phoenix purchased a Heidelberg Press for $4.1 million pursuant to an equipment financing agreement (“Equipment Financing”). The Equipment Financing term is 36 months, requires monthly principal and interest payments, accrues interest at 4.94% per year, and is secured by the Heidelberg Press.

In June 2020, Phoenix purchased a Heidelberg Press for $2.6 million by securing $1.8 million equipment financing (“Second Equipment Financing”), paying $0.5 million in cash, and receiving a $0.3 million trade-in allowance. The Second Equipment Financing term is 36 months, requires monthly principal and interest payments, accrues interest at 2.66% per year, and is secured by the second Heidelberg Press.  In connection with the trade-in allowance, Phoenix recorded a $0.3 million gain on disposal of assets during the year ended September 30, 2020.

In October 2020, the board of directors approved the purchase of a Heidelberg Press for $4.5 million by securing equipment financing.  The Heidelberg Press is projected to be operational in May 2021.

Estimated Future Minimum Principal Payments

Estimated future minimum principal payments for the Cerberus Debt and Equipment Financing are as follows (in thousands):

Year Ending September 30,	Equipment Financing	Term Loan Debt (with quarterly principal payments)	Term Loan Debt (with no quarterly principal payments)	Total
2021	$1,999	$8,200	$—	$10,199
2022	1,115	8,200	—	9,315
2023	496	8,200	—	8,696
2023	—	8,200	—	8,200
2024*	—	52,153	10,197	62,350
Total	$3,610	$84,953	$10,197	$98,760

*	The majority of this amount is the final balloon payment due on the Maturity Date.

Capital Lease Obligations

Faneuil and Phoenix lease equipment under non-cancelable capital leases. As of September 30, 2020, future minimum payments under non-cancelable capital leases with initial or remaining terms of one year or more are as follows (in thousands):

Year Ending September 30,	Estimated Future Payments
2021	$2,574
2022	1,889
2023	927
2024	177
Total minimum required payments	5,567
Less: current portion of capital lease obligations	(2,437)
Less: imputed interest	(230)
Capital lease obligations, less current portion	$2,900

9. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases real estate, equipment, and vehicles under noncancellable operating leases. As of September 30, 2020, future minimum rental commitments under noncancellable leases were as follows (in thousands):

Year Ending September 30,	Future Minimum Lease Payments
2021	$8,850
2022	7,628
2023	7,180
2024	6,861
2025	7,130
Thereafter	23,163
Total	$60,812

During the years ended September 30, 2020 and 2019 rental expense under operating leases was $9.1 million and $7.1 million, respectively, and was included with selling, general, and administrative expense.

Employment Agreements

ALJ maintains employment agreements with certain key executive officers that provide for a base salary and annual bonus to be determined by the Board of Directors.  The agreements also provide for termination payments, which includes base salary and performance bonus, stock options, non-competition provisions, and other terms and conditions of employment.  As of September 30, 2020, contingent termination payments related to base salary totaled $1.4 million.

Surety Bonds

In the normal course of operations, certain Faneuil customers require surety bonds guaranteeing the performance of a contract.  As of September 30, 2020, the face value of such surety bonds, which represents the maximum cash payments that Faneuil would have to make under certain circumstances of non-performance, was $25.5 million.  To date, Faneuil has not made any non-performance payments.

Letters of Credit

ALJ had letters of credit totaling for $3.6 million as of September 30, 2020, in connection with workers’ compensation insurance requirements.

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

The matter was tried in a bench trial from April 30, 2018 through May 2, 2018. On May 15, 2018, the Richmond Circuit Court issued its opinion, which dismissed both Faneuil’s complaint and 3M’s counterclaim with prejudice. No monetary damages were awarded to either Faneuil or 3M. As a result of the Richmond Circuit Court’s opinion, ALJ recorded a non-cash litigation loss of $2.9 million (the outstanding unreserved receivable from 3M), which was included in selling, general, and administrative expense during the year ended September 30, 2018. The matter was appealed to the Supreme Court of Virginia where Faneuil was awarded approximately $1.2 million, plus pre- and post-judgment interest. The matter was remanded to the trial court for calculation of interest and entry of final judgment. Faneuil and 3M settled on the amount of interest to be paid. The final judgment plus interest, which totaled $1.5 million, was received and recorded by Faneuil in December 2019. Of the total $1.5 million, $1.3 million was booked as a reduction to selling, general, and administrative expense, and $0.2 million was recorded to interest from legal settlement on the Consolidated Statement of Operations during the year ended September 30, 2020.

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

The parties are currently engaged in limited discovery. A court-ordered mediation is scheduled between the parties for November 2020. Faneuil believes this action is without merit and intends to defend this case vigorously. The Company has not accrued any amounts related to the Marshall claim as of September 30, 2020.

The Company has been named in, and from time to time may become named in, various other lawsuits or threatened actions that are incidental to our ordinary business. Litigation is inherently unpredictable. Any claims against the Company, whether meritorious or not, could be time-consuming, cause the Company to incur costs and expenses, require significant amounts of management time and result in the diversion of significant operational resources. The results of these lawsuits and actions cannot be predicted with certainty.  The Company concluded as of September 30, 2020 that the ultimate resolution of these matters (including the matters described above) will not have a material adverse effect on the Company’s business, consolidated financial position, results of operations or cash flows.

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

10. EQUITY

Common Stock Activity during the Year Ended September 30, 2020

ALJ issued 0.1 million shares of common stock to members of ALJ’s Board of Directors as compensation.  See “Common Stock Awards” below for further discussion.

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

Preferred Stock

In August 2018, ALJ shareholders approved the amendment and restatement of ALJ’s Restated Certificate of Incorporation to eliminate the preferred stock and authorize the issuance of 5.0 million shares of blank check preferred stock.  ALJ had no preferred stock outstanding at September 30, 2020 or 2019.

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

The 2016 Plan is administered by ALJ’s Compensation, Nominating and Corporate Governance Committee (“Committee”) of the Board.  The maximum aggregate number of common stock shares that may be granted under the 2016 Plan is 2.0 million.  The 2016 Plan generally provides for the grant of qualified or nonqualified stock options, restricted stock and restricted stock units, unrestricted stock, stock appreciation rights, performance awards and other awards.  The Committee has full discretion to set the vesting criteria.  The exercise price of a stock option may not be less than 100% of the fair market value of ALJ’s common stock on the date of grant. The 2016 Plan prohibits the repricing of outstanding stock options without prior shareholder approval. The term of stock options granted under the 2016 Plan may not exceed ten years.  Awards are subject to accelerated vesting upon a change in control in the event the acquiring company does not assume the awards.  The Board may amend, alter, or discontinue the 2016 Plan, but shall obtain shareholder approval of any amendment as required by applicable law or stock exchange listing requirements.  As of September 30, 2019, there were 1.1 million options available for future grant under the 2016 Plan.

Prior to the approval of the 2016 Plan, ALJ issued stock options that were approved by ALJ’s board of directors on a case-by-case basis.

Stock-Based Compensation Expense

The following table sets forth the total stock-based compensation expense included in ALJ’s Consolidated Statements of Operations:

	Year Ended September 30,
(in thousands)	2020	2019
Stock options	$267	$337
Common stock awards	114	330
Total stock-based compensation expense	$381	$667

At September 30, 2020, ALJ had approximately $0.1 million of total unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of approximately 1.8 years.

Stock Option Activity and Outstanding

The following table summarizes stock option activity during the years ended September 30, 2020 and 2019:

	Number of Options	Weighted-Average Exercise Price
Outstanding at September 30, 2018	1,674,000	$3.38
Forfeited or expired	(20,000)	3.13
Outstanding at September 30, 2019	1,654,000	3.39
Granted	195,000	0.55
Outstanding at September 30, 2020	1,849,000	3.09
Vested or Expected to Vest at September 30, 2020	1,849,000	$3.09

The following table summarizes all options outstanding and exercisable by price range as of September 30, 2020:

		Options Outstanding		Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$0.45 - $1.00	329,000	5.77	$0.73	134,000	$1.00
$2.10 - $3.33	720,000	6.99	3.02	666,667	3.09
$4.00 - $4.27	800,000	3.16	4.12	800,000	4.12
Total	1,849,000	5.12	3.09	1,600,667	3.43

The “intrinsic value” of options is the excess of the value of ALJ stock over the exercise price of such options.  The total intrinsic value of options outstanding (of which all are vested or expected to vest) and the total intrinsic value of options exercisable were less than $0.1 million at September 30, 2020 and 2019. There were no options exercised during the year ended September 30, 2020 or 2019.

Common Stock Awards

ALJ’s board of directors receive a director compensation package that includes an annual common stock award.  In connection with such awards, ALJ recorded stock-based compensation expense of $0.1 million and $0.3 million during the years ended September 30, 2020 and 2019, respectively.

Common Stock Options and Warrants Outstanding at September 30, 2020

As of September 30, 2020, ALJ had 1.8 million stock options with a weighted average exercise price of $3.09 outstanding, and warrants exercisable to purchase 2.9 million shares of common stock with a weighted average exercise price of $1.11 outstanding.

11. INCOME TAXES

Loss before income taxes and the provision for income taxes for the years ended September 30, 2020 and 2019 consisted of the following:

	Year Ended September 30,
(in thousands)	2020	2019
Loss before income taxes	$(69,716)	$(5,973)
Benefit from (provision for) income taxes:
Current:
Federal	912	—
State	(678)	(469)
Total benefit from (provision for) current income taxes	234	(469)
Deferred:
Federal	647	(9,748)
State	1,161	211
Total benefit from (provision for) deferred income taxes	1,808	(9,537)
Total benefit from (provision for) income taxes	$2,042	$(10,006)
Effective tax rate	2.9%	(167.5)%

The difference between the statutory federal income tax rate and the effective tax rate for the years ended September 30, 2020 and 2019 was as follows:

	Year Ended September 30,
	2020	2019
Statutory federal income tax rate	21.0%	21.0%
Increase (reduction) in rate resulting from:
Goodwill impairment	(15.1)	—
Change in valuation allowance and other	(4.5)	(185.7)
Permanent differences	(0.2)	(1.9)
State tax, net of federal benefit	0.6	(0.5)
Change in corporate tax rate	1.1	(0.4)
Effective tax rate	2.9%	(167.5)%

Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled.  Significant components of the Company’s deferred tax assets and liabilities as of September 30, 2019 and 2018 were as follows:

	Year Ended September 30,
(in thousands)	2020	2019
Deferred tax assets:
Net operating loss carryforward	$28,394	$29,010
Accrued expenses and other	4,305	1,783
Other (work opportunity and alternative minimum tax credit carryforwards)	558	1,300
Interest expense carryover	—	802
Deferred revenue	604	328
Allowance for doubtful accounts	48	29
Gross deferred tax assets	33,909	33,252
Less: valuation allowance	(32,036)	(28,793)
Net deferred tax assets	1,873	4,459

Deferred tax liabilities:
Intangible assets	(2,086)	(5,278)
Land and depreciable assets	(623)	(1,705)
Prepaid expenses	(151)	(271)
Total deferred tax liabilities	(2,860)	(7,254)
Net deferred tax (liabilities) assets	$(987)	$(2,795)

The net deferred tax (liabilities) assets are recorded as non-current liabilities at September 30, 2020 and 2019.

Open Tax Returns, Deferred Tax Assets, and Net Operating Loss Carryforward

The Company files income tax returns in the U.S. federal jurisdiction and various states. The years still open to audit under the applicable statutes of limitations are June 30, 2018 through June 30, 2020 for federal tax purposes and June 30, 2017 through June 30, 2020 for state tax purposes.  Tax years ending June 30, 2002 through June 30, 2009 generated a federal net operating loss carryforward and remain subject to examination.  The amount of any tax assessments and penalties may be material and may negatively impact the Company’s operations. Given the uncertainty in the amount and the difficulty in estimating the probability of the assessments arising from future tax examinations, the Company has not made any accruals for such tax contingencies.  The Company recently completed an IRS audit with respect to its June 30, 2017 federal tax return.  The impact was less than a $0.1 million increase to the Company’s federal NOL carryforwards.  No tax returns are currently under examination by any tax authorities.

As of September 30, 2020, the Company’s deferred tax assets were primarily the result of U.S. net operating losses (“NOL”) carryforwards.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  As of each reporting date, the Company’s management considers new evidence, both positive and negative, that could impact management’s assessment with regard to future realization of deferred tax assets.  Based on the assessment, management believes it is more likely than not that certain deferred tax assets will not be fully realized.  As a result, management established a valuation allowance against such deferred tax assets for the amount that will likely not be realized.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. At September 30, 2020 and 2019, the Company does not have a liability for uncertain tax positions. Additionally, the Company does not anticipate that there will be a material change of unrecognized tax benefits within the next 12 months.

At September 30, 2020, the Company has NOL carryforwards for federal income tax purposes of approximately $133.2 million that begin expiring in 2022. In addition, the use of this NOL in future years may be restricted under Section 382 of the IRC if there is a change of ownership.

ALJ’s NOL carryforwards by year of expiration are as follows (in thousands):

Year Ended September 30,	Amount of Expiring NOL
2022	$109,905
2023	7,762
2024	9,256
2025	2,803
Thereafter	3,458
Total	$133,184

The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted on March 27, 2020.  The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side payroll tax, net operating loss carryback periods, alternative minimum tax credit refunds, and modifications to the net interest deduction limitations.  At September 30, 2020, the Company had deferred payroll taxes of $5.3 million, which was included with other non-current liabilities on the Consolidated Balance Sheet.

H.R. 1 (the “Tax Reform Law”) was enacted on December 22, 2017.  As a result of the Tax Reform Law, ALJ qualified for a $1.8 million alternative minimum tax (“AMT”) refund, of which $0.9 million was recorded as an income tax receivable and $0.9 million was recorded as a deferred tax asset at September 30, 2019.  ALJ received $0.9 million in November 2019.  As of September 30, 2019, ALJ anticipated receiving the remaining $0.9 million AMT refund ratably over the next several years. The CARES Act allowed ALJ to apply for quicker receipt of the remaining $0.9 million AMT refund. As a result, ALJ recorded a $0.9 million income tax receivable at June 30, 2020.  The remaining $0.9 million AMT refund was received in August 2020.

12. RELATED PARTY TRANSACTIONS

Revenue

Harland Clarke Holdings Corp. (“Harland Clarke”), a stockholder who owns ALJ shares in excess of five percent, had a contract with Faneuil to provide call center services for Harland Clarke’s banking-related products. The contract completed in March 2019. Faneuil did not provide services to Harland Clarke subsequent to such completion date. Faneuil did not recognize any revenue or cost of revenue attributable to Harland Clarke during the year ended September 30, 2020.  Faneuil recognized $0.1 million of revenue for the year ended September 30, 2019. The associated cost of revenue was $0.1 million for the year ended September 30, 2019.  All revenue from Harland Clarke contained similar terms and conditions as those found in other transactions of this nature entered into by Faneuil. Harland Clarke did not owe Faneuil any amounts at September 30, 2020 or 2019.

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

The following tables present ALJ’s segment information as of or for the years ended September 30, 2020 and 2019:

	As of or for the Year Ended September 30, 2020
(in thousands)	Faneuil	Carpets	Phoenix	ALJ	Consolidated
Total assets	$101,567	$6,333	$82,256	$88	$190,244

Net revenue	$247,032	$39,096	$103,021	$—	$389,149

Segment adjusted EBITDA	$11,197	$(57)	$16,723	$(3,875)	$23,988
Impairment of goodwill					(59,047)
Depreciation and amortization					(20,341)
Interest expense					(10,528)
Restructuring and cost reduction initiatives					(2,193)
Change in fair value of contingent consideration					(1,100)
Fair value of warrants issued in connection with loan amendments					(716)
Bank fees accreted to term loans					(600)
Loan amendment expenses					(475)
Stock-based compensation					(381)
Acquisition-related expenses					(99)
Interest from legal settlement					200
Disposal of assets and other gain, net					320
Recovery of litigation loss					1,256
Provision for income taxes					2,042
Net loss					$(67,674)

	As of or for the Year Ended September 30, 2019
(in thousands)	Faneuil	Carpets	Phoenix	ALJ	Consolidated
Total assets	$106,659	$10,353	$112,181	$1,984	$231,177

Net revenue	$196,802	$48,978	$109,217	$—	$354,997

Segment adjusted EBITDA	$8,832	$1,557	$20,533	$(3,224)	$27,698
Depreciation and amortization					(20,553)
Interest expense					(10,611)
Provision for income taxes					(10,006)
Impairment of intangible assets					(746)
Stock-based compensation					(667)
Loan amendment expenses					(337)
Restructuring and cost reduction initiatives					(795)
Acquisition-related expenses					(178)
Disposal of assets and other gain, net					216
Net loss					$(15,979)

Geographic Information

All assets were located in the United States.  All revenue was earned in the United States.

ALJ REGIONAL HOLDINGS, INC.

SCHEDULE II — CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at the Beginning of the Year	Charged to Costs and Expenses	Deductions	Balance at the End of the Year
Year Ended September 30, 2020:
Allowance for doubtful accounts	$126	$1,308	$(326)	$1,108
Allowance for obsolete inventory	401	64	(93)	372
Rebates payable	2,613	3,734	(3,250)	3,097
Workers’ compensation reserve	2,355	2,101	(1,554)	2,902

Year Ended September 30, 2019:
Allowance for doubtful accounts	$208	$56	$(138)	$126
Allowance for obsolete inventory	225	176	—	401
Rebates payable	1,763	3,271	(2,421)	2,613
Workers’ compensation reserve	2,508	523	(676)	2,355

S-1