Form 10-Q
period 2020-12-31
ALJ REGIONAL HOLDINGS INC
filed 2021-02-11
CIK 1438731

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2020

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

The number of shares of common stock, $0.01 par value per share, outstanding as of February 1, 2021 was 42,321,048.

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

ALJ REGIONAL HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED DECEMBER 31, 2020

PART I. FINANCIAL INFORMATION

Item 1 - Financial Statements

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	December 31,	September 30,
	2020	2020
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$2,580	$6,050
Accounts receivable, net of allowance for doubtful accounts of $754 and $1,108 at December 31, 2020 and September 30, 2020, respectively	66,522	59,361
Inventories, net	6,944	7,453
Prepaid expenses and other current assets	10,223	9,748
Total current assets	86,269	82,612
Property and equipment, net	67,688	68,383
Operating lease right-of-use assets	32,614	—
Intangible assets, net	34,598	35,887
Collateral deposits	487	424
Other assets	4,425	2,938
Total assets	$226,081	$190,244
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,804	$18,170
Accrued expenses	26,506	20,312
Income taxes payable	19	9
Deferred revenue and customer deposits	8,516	8,768
Term loans, net of deferred loan costs - current installments	10,014	9,827
Finance lease obligations - current installments	2,132	2,437
Operating lease obligations - current installments	5,845	—
Current portion of workers' compensation reserve	1,008	1,008
Other current liabilities	4,564	60
Total current liabilities	75,408	60,591
Line of credit, net of deferred loan costs	13,299	13,753
Term loans, less current portion, net of deferred loan costs	71,891	73,482
Deferred revenue, less current portion	2,569	2,358
Workers' compensation reserve, less current portion	1,894	1,894
Finance lease obligations, less current installments	2,430	2,900
Operating lease obligations, less current installments	36,165	—
Deferred tax liabilities, net	960	987
Other non-current liabilities	6,479	17,223
Total liabilities	211,095	173,188
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.01 par value; authorized – 100,000 shares; 42,321 and 42,298 issued and outstanding at December 31, 2020 and September 30, 2020, respectively	423	423
Additional paid-in capital	288,210	288,193
Accumulated deficit	(273,647)	(271,560)
Total stockholders’ equity	14,986	17,056
Total liabilities and stockholders’ equity	$226,081	$190,244

See accompanying notes

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share amounts)

	Three Months Ended December 31,
	2020	2019
Net revenue	$119,830	$90,465
Costs and expenses:
Cost of revenue	100,421	75,726
Selling, general, and administrative expense	18,688	16,610
(Gain) loss on disposal of assets, net	(67)	2
Total operating expenses	119,042	92,338
Operating income (loss)	788	(1,873)
Other (expense) income:
Interest expense, net	(2,582)	(2,564)
Interest from legal settlement	—	200
Total other expense, net	(2,582)	(2,364)
Loss before income taxes	(1,794)	(4,237)
Provision for income taxes	(293)	(40)
Net loss	$(2,087)	$(4,277)
Loss per share of common stock–basic and diluted	$(0.05)	$(0.10)
Weighted average shares of common stock outstanding– basic and diluted	42,318	42,173

See accompanying notes

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three Months Ended December 31,
	2020	2019
Operating activities
Net loss	$(2,087)	$(4,277)
Adjustments to reconcile net loss to cash provided by (used for) operating activities:
Depreciation and amortization expense	5,157	5,242
(Reversal) provision for bad debts and obsolete inventory	(162)	104
Interest expense and other bank fees accreted to term loans	560	6
Amortization of deferred loan costs	185	173
Stock-based compensation expense	48	112
Fair value of warrants issued in connection with debt modification	—	594
(Gain) loss on disposal of assets, net	(67)	2
Deferred income taxes	(27)	(1,047)
Changes in operating assets and liabilities:
Accounts receivable, net	(6,992)	(8,096)
Inventories, net	502	(389)
Prepaid expenses, collateral deposits, and other current assets	(488)	(4,217)
Income tax receivable	—	897
ROU assets/ROU liabilities	(178)	—
Other assets	(1,550)	(289)
Accounts payable	(1,366)	508
Accrued expenses	5,701	(365)
Income tax payable	10	252
Deferred revenue and customer deposits	(41)	3,300
Other current liabilities and other non-current liabilities	3,796	(262)
Cash provided by (used for) operating activities	3,001	(7,752)
Investing activities
Capital expenditures	(2,613)	(675)
Proceeds from sales of assets	20	1
Cash used for investing activities	(2,593)	(674)
Financing activities
(Payments) proceeds from line of credit, net	(537)	10,490
Deferred loan costs	—	(264)
Payments on finance leases	(775)	(560)
Payments on term loans	(2,566)	(3,215)
Cash (used for) provided by financing activities	(3,878)	6,451
Change in cash and cash equivalents	(3,470)	(1,975)
Cash and cash equivalents at beginning of the year	6,050	4,529
Cash and cash equivalents at end of the year	$2,580	$2,554

See accompanying notes

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three Months Ended December 31,
	2020	2019
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$2,072	$2,344
Taxes	$22	$517

Non-cash investing and financing activities:
Capital equipment purchased with finance leases	$—	$110
Capital equipment purchases financed with term loans	$500	$—

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

(in thousands)

	Three Months Ended December 31,
	2020	2019
Common stock
Balance, beginning of period	$422	$422
Issuance of common stock upon cashless exercise of stock options	1	—
Balance, end of period	$423	$422
Additional paid in capital
Balance, beginning of period	$288,193	$287,101
Stock-based compensation expense - options	17	84
Fair value of warrants issued in connection with term loan modification	—	594
Balance, end of period	$288,210	$287,779
Accumulated deficit
Balance, beginning of period	$(271,560)	$(204,407)
Net (loss) income	(2,087)	(4,277)
Cumulative impact of adopting ASC 606 on October 1, 2019	—	521
Balance, end of period	$(273,647)	$(208,163)
Total stockholders' equity	$14,986	$80,038

See accompanying notes

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. ORGANIZATION AND BASIS OF PRESENTATION

Organization

ALJ Regional Holdings, Inc. (including subsidiaries, referred to collectively herein as “ALJ” or “Company”) is a holding company. As of December 31, 2020, ALJ consisted of the following wholly owned subsidiaries:

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

•

Floors-N-More, LLC, d/b/a, Carpets N’ More (“Carpets”). Carpets is one of the largest floor covering retailers in Las Vegas, Nevada, and a provider of multiple products for the commercial, retail and home builder markets including all types of flooring, countertops, cabinets, window coverings and garage/closet organizers, with one retail location, as well as a stone and solid surface fabrication facility. ALJ acquired Carpets in April 2014.  See Note 14.

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

Basis of Presentation

The interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The Condensed Consolidated Financial Statements and footnotes thereto are unaudited. In the opinion of the Company’s management, the Condensed Consolidated Financial Statements reflect all adjustments, which are of a normal recurring nature, that are necessary for a fair presentation of the Company’s interim financial results. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the assets, liabilities, revenue and expenses that are reported in the Condensed Consolidated Financial Statements and footnotes thereto. Actual results may differ from those estimates. Interim financial results are not necessarily indicative of financial results for a full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2020, filed with the SEC on December 18, 2020.

Impact of Coronavirus Pandemic

In March 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic, which continues to spread throughout the U.S. COVID-19 is having an unprecedented impact on the U.S. economy as federal, state, and local governments react to this public health crisis.

Currently, all of ALJ’s subsidiaries have been deemed “Essential Services” and have continued to operate with limited disruption, albeit with lower sales volume at Carpets and Phoenix. As such, COVID-19 did not materially impact ALJ’s financial position, or results of operations and cash flows as of and for the three months ended December 31, 2020. The Company took immediate actions in March 2020 to enable working-from-home where possible and put in place increased safety precautions, including social distancing, at other locations where essential services on site are required. The duration of these measures is unknown, may be extended and additional measures may be imposed.

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

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As of December 31, 2020, ALJ’s total available liquidity was $18.0 million, which included $2.6 million of cash and cash equivalents and $15.4 million of unused borrowing capacity under the Company’s revolving credit facility. While the impact that COVID-19 may have on the Company’s financial position, results of operations, and cash flows in the future cannot be estimated with certainty, based on current estimates regarding the magnitude and duration of the global pandemic, ALJ does not anticipate an impact on the Company’s ability to meet its obligations when due for at least the next 12 months.  However, the ultimate magnitude and duration of the global pandemic is highly uncertain and, as such, will require ALJ to continually assess the situation for the foreseeable future.  Accordingly, the Company’s estimates regarding the magnitude and duration of the global pandemic may change in the future and such changes could be material.

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

2. RECENT ACCOUNTING STANDARDS

Accounting Standards Adopted

Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ( ASU 2016-02, Leases and subsequent amendments to the initial guidance: ASU 2017-13, ASU 2018-10, ASU 2018-11, ASU 2018-20 and ASU 2019-01 (referred to collectively as “ASC 842”). ASC 842 requires lessees to recognize a right-of-use (“ROU”) asset and corresponding lease liability for all leases with terms of more than 12 months and provides enhanced disclosure of lease activity. Recognition, measurement, and presentation of expenses depend on classification as either a finance or operating lease.

ALJ adopted this new standard as of October 1, 2020, the effective and initial application date, using the modified retrospective approach. Comparative periods presented in the consolidated financial statements prior to October 1, 2020 continue to be presented under Accounting Standards Codification (“ASC”) 840. ALJ elected the package of practical expedients, which allowed the Company to not reassess, as of the adoption date, whether arrangements contain leases, the classification of existing leases, and the capitalization of initial direct costs of the existing leases. The Company also made a policy election to exclude leases with an initial term of 12 months or less from the Consolidated Balance Sheet.  The Company recognizes lease expense for these leases on a straight-line basis over the lease term.

The Company’s October 1, 2020 adoption of the new standard resulted in the recognition of operating lease obligations totaling $43.5 million, based upon the present value of the remaining minimum rental payments using discount rates as of the adoption date, of which $6.0 million was in operating lease obligations - current installments, and $37.5 million was in operating lease liabilities, less current installments. In addition, ALJ recorded corresponding operating lease right-of-use assets totaling $33.9 million. The new standard did not have a material impact on the Consolidated Statements of Operations or the Consolidated Statements of Cash Flows. See Note 10 for further discussion of the Company’s leasing arrangements and required ASC 842 disclosures.

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Accounting Standards Not Yet Adopted

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

3. REVENUE RECOGNITION

Disaggregation of Revenue

Revenue by contract type was as follows for the three months ended December 31, 2020 and 2019:

	Three Months Ended December 31,
(in thousands)	2020	2019
Faneuil:
Healthcare	$38,843	$25,367
Transportation	20,095	17,128
Utility	13,064	13,927
Government	12,529	1,049
Other	1,438	1,096
Total Faneuil	$85,969	$58,567
Carpets:
Builder	$7,406	$6,959
Commercial	343	1,628
Retail	944	1,187
Total Carpets	$8,693	$9,774
Phoenix:
Publisher
MSA	$19,114	$12,430
Non-MSA	4,193	6,560
Commercial
MSA	90	805
Non-MSA	1,771	2,329
Total Phoenix	$25,168	$22,124
Total consolidated revenue, net	$119,830	$90,465

Substantially all of Faneuil and Carpets revenue is recognized over time and substantially all of Phoenix revenue is recognized at a point in time.

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Contract Assets and Liabilities

The following table provides information about consolidated contract assets and contract liabilities at December 31, 2020 and September 30, 2020:

(in thousands)	December 31, 2020	September 30, 2020
Contract assets:
Unbilled revenue (1)	$752	$779
Total contract assets	$752	$779
Contract liabilities:
Deferred revenue	$10,804	$10,875
Accrued rebates and material rights (2)	4,408	3,097
Accrued contract losses (2)	15	14
Total contract liabilities	$15,227	$13,986

(1)

Included in prepaid expenses and other current assets. Unbilled revenue represents rights to consideration for services provided when the right is conditioned on something other than passage of time (for example, meeting a milestone for the right to bill under the cost-to-cost measure of progress). Unbilled revenue is transferred to accounts receivable when the rights become unconditional.

(2)	Included in accrued expenses.

The following table provides changes in consolidated contract assets and contract liabilities during the three months ended December 31, 2020:

(in thousands)	Contract Assets	Contract Liabilities
Balance, September 30, 2020	$779	$13,986
Additions to contract assets	752	—
Transfer from contract assets to accounts receivable	(779)	—
Revenue recognized	—	7,078
Change in loss accrual	—	1
Accrued rebates	—	1,339
Payment of rebates	—	(28)
Cash received from customer	—	(7,149)
Balance, December 31, 2020	$752	$15,227

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

The Company has elected to apply the optional exemption for the disclosure of remaining performance obligations for contracts that have an original expected duration of one year or less, are billed and recognized as services are delivered and/or variable consideration allocated entirely to a wholly unsatisfied promise to transfer a distinct good or service that forms part of a single performance obligation.  This primarily consists of call center services that are billed monthly based on the services performed each month.

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

During the three months ended December 31, 2020, the Company capitalized $0.1 million of costs to obtain a contract.  During the three months ended December 31, 2020, the Company amortized $0.1 million of these costs, which is included in selling, general, and administrative expense.  The net book value of costs to obtain a contract was $0.6 million as of December 31, 2020, of which $0.4 million was in prepaid expenses and other current assets, and $0.2 million was in other assets.

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

During the three months ended December 31, 2020, the Company capitalized $6.0 million of costs to fulfill a contract.  The amortization of costs to fulfill contracts, which comprise set-up/transition activities, for the three months ended December 31, 2020 was approximately $4.4 million. The net book value of the costs to fulfill a contract as of December 31, 2020, was $6.7 million of which $3.6 million was in prepaid expenses and other current assets, and $3.1 million was in other assets.

Capitalized costs to obtain and fulfill a contract are periodically reviewed for impairment. We did not incur any impairment losses during the three months ended December 31, 2020 or 2019.

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

The following schedule reflects the final fair value of assets acquired and liabilities assumed on the RDI Purchase Date (in thousands):

Purchase Price
Balance Sheet Caption	Allocation
Total current assets	$53
Fixed assets	11
Identified intangible assets:
Technology	3,400
Non-compete agreements	1,300
Goodwill (1)	2,675
Total assets	7,439
Accrued expenses	(39)
Fair value of deferred and contingent consideration (2)	(4,900)
Cash paid at closing	$2,500

(1)	Goodwill was fully impaired and written off in March 2020.
(2)

At December 31, 2020, the fair value was $6.0 million of which $4.6 million was included in accrued expenses and $1.4 million was included in other non-current liabilities on the Consolidated Balance Sheet.  The maximum payment is $7.5 million.

Fair Value Adjustment of Deferred and Contingent Consideration Liabilities

The fair value of the deferred and contingent consideration liabilities is remeasured to fair value at each reporting period using Level 3 inputs such as cash flow forecast, discount rate, and equity risk premium.  The change in fair value, including accretion for the passage of time, is recognized in earnings until the deferred and contingent considerations are resolved. ALJ did not recognize any change in fair value during the three months ended December 31, 2020 and 2019.

Acquisition-Related Expenses

During the three months ended December 31, 2020, the Company did not incur any acquisition-related expenses in connection with the RDI acquisition.  During the three months ended December 31, 2019, the Company incurred less than $0.1 million of acquisition-related expenses in connection with the RDI acquisition, which were expensed to selling, general, and administrative expense.

5. CONCENTRATION RISKS

Cash

The Company maintains its cash balances in accounts, which, at times, may exceed federally insured limits. The Company has not experienced any loss in such accounts and believes there is little exposure to any significant credit risk.

Major Customers and Accounts Receivable

ALJ did not generate net revenue from any one customer in excess of 10% of consolidated net revenue during the three months ended December 31, 2020.  During the three months ended December 31, 2019, ALJ generated 10.2% of consolidated net revenue from one customer.  Each of ALJ’s segments had customers that represent more than 10% of their respective net revenue, as described below.

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Faneuil. The percentage of Faneuil net revenue derived from its significant customers was as follows:

	Three Months Ended December 31,
	2020	2019
Customer A	13.0%	15.7%
Customer B	**	11.6

**	Less than 10% of Faneuil net revenue.

Accounts receivable from significant customers during the three months ended December 31, 2020 totaled $9.7 million on December 31, 2020. As of December 31, 2020, all Faneuil accounts receivable were unsecured. The risk with respect to accounts receivable is mitigated by credit evaluations performed on customers and the short duration of payment terms extended to customers.

Carpets. The percentage of Carpets net revenue derived from its significant customers was as follows:

	Three Months Ended December 31,
	2020	2019
Customer A	36.5%	16.0%
Customer B	33.7	26.8
Customer C	13.9	23.6

Accounts receivable from these customers totaled $1.6 million on December 31, 2020. As of December 31, 2020, all Carpets accounts receivable were unsecured. The risk with respect to accounts receivable is mitigated by credit evaluations performed on customers and the short duration of payment terms extended to customers.

Phoenix. The percentage of Phoenix net revenue derived from its significant customers was as follows:

	Three Months Ended December 31,
	2020	2019
Customer A	23.9%	24.9%
Customer B	19.5	16.6
Customer C	14.7	12.1

Accounts receivable from these customers totaled $3.3 million on December 31, 2020. As of December 31, 2020, all Phoenix accounts receivable were unsecured. The risk with respect to accounts receivable is mitigated by credit evaluations performed on customers and the short duration of payment terms extended to most customers.

Supplier Risk

ALJ had two suppliers that represented more than 10% of consolidated inventory purchases as follows:

	Three Months Ended December 31,
	2020	2019
Supplier A	14.6%	11.6%
Supplier B	**	11.0%

**	Less than 10% of consolidated inventory purchases.

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Additionally, two of ALJ’s segments had suppliers that represented more than 10% of their respective inventory purchases, as described below.

Carpets. The percentage of Carpets inventory purchases from its significant suppliers was as follows:

	Three Months Ended December 31,
	2020	2019
Supplier A	17.2%	17.0%
Supplier B	13.7	**
Supplier C	12.5	**
Supplier D	12.3	10.8
Supplier E	11.2	19.7

**	Less than 10% of Carpets inventory purchases.

If these suppliers were unable to provide materials on a timely basis, Carpets management believes alternative suppliers could provide the required materials with minimal disruption to the business.

Phoenix. The percentage of Phoenix inventory purchases from its significant suppliers was as follows:

	Three Months Ended December 31,
	2020	2019
Supplier A	21.3%	17.5%
Supplier B	11.1	16.5%
Supplier C	**	10.9%

**	Less than 10% of Phoenix inventory purchases.

If these suppliers were unable to provide materials on a timely basis, Phoenix management believes alternative suppliers could provide the required supplies with minimal disruption to the business.

6. COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

Accounts Receivable, Net

The following table summarizes accounts receivable at the end of each reporting period:

	December 31,	September 30,
(in thousands)	2020	2020
Accounts receivable	$66,266	$60,427
Unbilled receivables	1,010	42
Accounts receivable	67,276	60,469
Less: allowance for doubtful accounts	(754)	(1,108)
Accounts receivable, net	$66,522	$59,361

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Inventories, Net

The following table summarizes inventories at the end of each reporting period:

	December 31,	September 30,
(in thousands)	2020	2020
Raw materials	$4,305	$4,260
Semi-finished goods/work in process	1,688	2,341
Finished goods	1,329	1,224
Inventories	7,322	7,825
Less: allowance for obsolete inventory	(378)	(372)
Inventories, net	$6,944	$7,453

Property and Equipment

The following table summarizes property and equipment at the end of each reporting period:

	December 31,	September 30,
(in thousands)	2020	2020
Machinery and equipment	$35,268	$35,357
Leasehold improvements	31,831	31,831
Computer and office equipment	22,130	19,630
Building and improvements	16,896	16,896
Software	16,500	16,497
Land	9,267	9,267
Furniture and fixtures	7,851	7,851
Construction and equipment in process	653	—
Vehicles	392	409
Property and equipment	140,788	137,738
Less: accumulated depreciation and amortization	(73,100)	(69,355)
Property and equipment, net	$67,688	$68,383

Property and equipment depreciation and amortization expense, including amounts related to finance leased assets, was $3.9 million for both the three months ended December 31, 2020 and 2019.

Intangible Assets

The following tables summarize identified intangible assets at the end of each reporting period:

			December 31, 2020
(in thousands)	Weighted Average Original Life (Years)	Weighted Average Remaining Life (Years)	Gross	Accumulated Amortization	Net
Customer relationships	12.0	6.2	$33,660	$(16,550)	$17,110
Trade names	27.0	22.3	10,760	(2,541)	8,219
Supply agreements	10.2	9.1	9,690	(4,372)	5,318
Technology	8.0	6.6	3,400	(602)	2,798
Non-compete agreements	6.6	4.8	1,550	(397)	1,153
Totals			$59,060	$(24,462)	$34,598

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

			September 30, 2020
(in thousands)	Weighted Average Original Life (Years)	Weighted Average Remaining Life (Years)	Gross	Accumulated Amortization	Net
Customer relationships	7.0	4.5	$33,660	$(15,848)	$17,812
Trade names	27.0	22.5	10,760	(2,434)	8,326
Supply agreements	10.2	9.1	9,690	(4,059)	5,631
Technology	8.0	6.8	3,400	(496)	2,904
Non-compete agreements	6.6	5.1	1,550	(336)	1,214
Totals			$59,060	$(23,173)	$35,887

Intangible asset amortization expense was $1.3 million for both the three months ended December 31, 2020 and 2019.

The following table presents expected future amortization expense for the remainder of Fiscal 2021 and yearly thereafter:

(in thousands)	Estimated Future Amortization
Fiscal 2021 (remaining)	$3,693
Fiscal 2022	4,635
Fiscal 2023	4,635
Fiscal 2024	4,496
Fiscal 2025	4,183
Thereafter	12,956
Total	$34,598

Accrued Expenses

The following table summarizes accrued expenses at the end of each reporting period:

	December 31,	September 30,
(in thousands)	2020	2020
Accrued compensation and related taxes	$12,211	$10,206
Acquisition contingent consideration	4,600	2,500
Rebates payable	4,408	3,097
Other	2,596	766
Medical and benefit-related payables	1,346	1,438
Interest payable	739	674
Accrued board of director fees	261	130
Legal	250	—
Sales tax payable	95	96
Deferred lease incentives	—	1,289
Deferred rent	—	116
Total accrued expenses	$26,506	$20,312

Workers’ Compensation Reserve

The Company is self-insured for certain workers’ compensation claims as discussed below.  The current portion of workers’ compensation reserve is disclosed with accrued expenses.  The non-current portion of workers’ compensation reserve is disclosed with other non-current liabilities.

Faneuil. Faneuil is self-insured for workers’ compensation claims up to $500,000 per incident. Reserves have been provided for workers’ compensation based upon insurance coverages, third-party actuarial analysis, and management’s judgment.

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Carpets. From October 1, 2018 until September 30, 2020, Carpets maintained a self-insured plan for workers’ compensation claims up to $200,000 per incident and maintains insurance coverage for costs above the specified limit.  Reserves have been provided for workers’ compensation based upon insurance coverages, third-party actuarial analysis, and management’s judgment.   Effective October 1, 2020, Carpets converted to a fully insured plan.

Phoenix. Phoenix maintains a fully insured plan for workers’ compensation claims.

7. LOSS PER SHARE

The following table summarizes basic and diluted loss per share of common stock for each period presented:

	December 31,
(in thousands, except per share amounts)	2020	2019
Net loss	$(2,087)	$(4,277)
Weighted average shares of common stock outstanding - basic and diluted	42,318	42,173
Loss per share of common stock–basic and diluted	$(0.05)	$(0.10)

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

Common stock equivalents of 4.4 million and 4.2 million were not considered in calculating ALJ’s diluted loss per common share for the three months ended December 31, 2020 and 2019, respectively, as their effect would be anti-dilutive.

Debt that was convertible into 10.9 million shares of ALJ common stock was not considered in calculating ALJ’s diluted loss per common share for the three months ended December 31, 2020 as the effect would be anti-dilutive.  ALJ did not have any convertible debt outstanding during the three months ended December 31, 2019.

8. DEBT

Debt

The following table summarizes ALJ’s line of credit, term loan, and equipment financing at the end of each reporting period:

	December 31,	September 30,
(in thousands)	2020	2020
Line of credit:
Line of credit	$13,880	$14,417
Less: deferred loan costs	(581)	(664)
Line of credit, net of deferred loan costs	$13,299	$13,753
Current portion of term loans:
Current portion of term loan	$8,200	$8,200
Current portion of equipment financing	2,187	1,999
Less: deferred loan costs	(373)	(372)
Current portion of term loans, net of deferred loan costs	$10,014	$9,827
Term loans, less current portion:
Term loan, less current portion	$60,584	$62,336
Term B loan	4,554	4,415
Term C loan	5,904	5,782
Equipment financing, less current portion	1,408	1,611
Less: deferred loan costs	(559)	(662)
Term loans, less current portion, net of deferred loan costs	$71,891	$73,482

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Term Loan and Line of Credit

In August 2015, ALJ entered into a financing agreement (“Financing Agreement”) with Cerberus Business Finance, LLC (“Cerberus”), to borrow $105.0 million in a term loan (“Cerberus Term Loan”) and have available up to $32.5 million in a revolving loan (“Cerberus/PNC Revolver,” and together with the Cerberus Term Loan, “Cerberus Debt”). ALJ has subsequently entered into nine amendments to the Financing Agreement, of which three were entered into since October 1, 2019 and are described below. The Cerberus Debt matures on November 28, 2023 (“Maturity Date”).

Sixth Amendment to the Financing Agreement

In December 2019, ALJ entered into the Sixth Amendment (“Sixth Amendment”) to the Financing Agreement. The Sixth Amendment amended certain terms and covenants in order to support the continued growth of the Company, as summarized below:

•	Converted $4.1 million in aggregate principal amount from the Cerberus Term Loan to a new term loan (referred to hereafter as “Term B” loan) as discussed in more detail below;

•

Adjusted the leverage ratio threshold to (i) 5.25:1.00 for the fiscal quarter ended December 31, 2019, (ii)  4.50:1.00 for the fiscal quarter ended March 31, 2020, (iii) 3.75:1.00 for the fiscal quarter ending June 30, 2020, (iv) 3.50:1:00 for each fiscal quarter beginning with the fiscal quarter ending September 30, 2020 through the fiscal quarter ending December 31, 2020, and (v) 3.25:1:00 for each fiscal quarter beginning with the fiscal quarter ending March 31, 2021 through the fiscal quarter ending June 30, 2021, (vi) 3.00:1.00 for the fiscal quarter ending September 30, 2021, (vii) 3.25:1.00  for the fiscal quarter ending December 31, 2021, and (viii) 3.00:1.00 for each fiscal quarter beginning with the fiscal quarter ending March 31, 2022 and for each fiscal quarter thereafter;

•

Decreased the fixed charge coverage ratio threshold from (a) 1.05:1.00 to (i) 0.85:1.00 for the fiscal quarters ended December 31, 2019 and March 31, 2020, (ii) 0.95:1.00 for the fiscal quarter ending June 30, 2020 and (iii) 1.00:1.00 for the fiscal quarter ending in September 30, 2020 and (b) from 1.10:1.00 to 1.05:1.00 for each fiscal quarter beginning with the fiscal quarter ending December 31, 2020 and for each fiscal quarter thereafter; and

•	Increased the interest rate floor for LIBOR rate loans from 1.0% to 1.50% per annum and for Prime rate loans from 3.25% to 4.75% per annum.

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

Seventh Amendment to the Financing Agreement

In February 2020, ALJ entered into the Seventh Amendment (“Seventh Amendment”) to the Financing Agreement to temporarily increase the Cerberus/PNC Revolver borrowing capacity as follows:

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

Eighth Amendment to the Financing Agreement

In March 2020, ALJ entered into the Eighth Amendment (“Eighth Amendment”) to the Financing Agreement to amend certain terms and covenants, which included:

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

In May 2020, ALJ entered into the Ninth Amendment (“Ninth Amendment”) to the Financing Agreement. The Ninth Amendment amended certain terms and covenants as summarized below:

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

Junior Participation Agreement – Term B Loan and Warrants Issued

In December 2019, in connection with the Sixth Amendment, certain trusts and other entities formed for the benefit of, or otherwise affiliated with, Jess Ravich, the Company’s Chief Executive Officer and Chairman of the Board (“Ravich Entities”), entered into a Junior Participation Agreement with Cerberus (“Junior Participation Agreement”), pursuant to which the Ravich Entities agreed to purchase $4.1 million in junior participation interests in the Term B loan under the Financing Agreement (“Junior Participation” and such interests, “Junior Participation Interests”). The Junior Participation Interests are junior and subordinate to the Cerberus Term Loan in all respects and have no quarterly payments. Through March 26, 2020, interest accrued under the Junior Participation (i) in cash, accrued at the same rate per annum as the Cerberus Term Loan and paid monthly, and (ii) in kind, accrued at 4.00% per annum, payable on the Maturity Date.  See “Amendment to Junior Participation Agreement -Term B Loan and Warrants Issued” below for interest earned subsequent to March 26, 2020.

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

The fair value of the Junior Participation Agreement Warrants was calculated using the Black Scholes Model with the following assumptions:  contractual life of five years, volatility of 42.3%, dividend yield of 0.00%, and annual risk-free interest rate of 1.7%. The fair value of the Junior Participation Agreement Warrants of $0.6 million was expensed to selling, general, and administrative expense in June 2020.

Amendment to Junior Participation Agreement – Term B Loan and Warrants Issued

In March 2020, in connection with the Eighth Amendment to the Financing Agreement, the Ravich Entities entered into the First Amendment to the Junior Participation Agreement (“First Amendment to Junior Participation Agreement”). The amended terms under the First Amendment to Junior Participation Agreement include:

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

The fair value of the First Amendment to Junior Participation Agreement Warrants was calculated using the Black Scholes Model with the following assumptions:  contractual life of five years, volatility of 43.8%, dividend yield of 0.00%, and annual risk-free interest rate of 0.5%. The fair value of the First Amendment to Junior Participation Agreement Warrants of $0.1 million was expensed to selling, general, and administrative expense in March 2020.

Amendment to the Junior Participation Agreements – Term C Loan

In May 2020, in connection with, and as a condition to, the Ninth Amendment, certain stockholders of the Company (“Term C Loan Junior Participants”), including Mr. Ravich, entered into or amended certain Junior Participation Agreements (collectively, “Term C Loan Junior Participation Agreements”) with Cerberus.  Pursuant to the Term C Loan Junior Participation Agreements, the Term C Loan Junior Participants acquired junior participation interests in Term C Loan in an aggregate amount of $5.6 million on May 12, 2020 (“Term C Loan”).  Additionally, Mr. Ravich agreed to acquire additional junior participation interests in the Term B Loan in an aggregate amount of (i) $2.5 million on March 31, 2021 and (ii) $2.5 million on June 30, 2021.

The $5.6 million Term C Loan is convertible, at the option of the Term C Loan Junior Participants, into shares of the Company’s common stock, at a conversion price of $0.54 per share.

The $5.6 million Term C Loan and the $5.0 million additional Term B Loan are junior and subordinate to the Cerberus Debt in all respects and have no quarterly payments. Beginning May 12, 2020, the $5.6 million Term C Loan accrues interest in kind at the same rate per annum as the Cerberus Term Loan, payable on the Maturity Date.  Beginning March 31, 2021, the $5.0 million additional Term B Loan will accrue interest in kind at the same rate per annum as the Cerberus Term Loan plus 4.00% per annum, payable on the Maturity Date.

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Summary of the Financing Agreement and Amendments

The Financing Agreement and amendments thereto are summarized below (in thousands):

Description	Use of Proceeds	Origination Date	Interest Rate *	Quarterly Payments	Balance at December 31, 2020
Term Loans:
Financing Agreement	Phoenix acquisition	August 2015	8.25%	$1,610	$53,794
First Amendment	Color Optics acquisition	July 2016	8.25%	175	5,859
Third Amendment	Printing Components Business acquisition	October 2017	8.25%	151	5,028
Fourth Amendment	Working capital	November 2018	8.25%	114	3,821
Sixth Amendment (Term B loan)	N/A	December 2019	12.25%	—	4,554
Eighth Amendment (Accreted fees)	N/A	March 2020	13.25%	—	282
Ninth Amendment (Term C loan)	Working capital	May 2020	8.25%	—	5,904
			Totals	$2,050	$79,242
Line of Credit:
Cerberus/PNC Revolver (includes Second, Fifth, Seventh, Eighth, and Ninth Amendments)	Working capital	August 2015	13.25%	$—	$13,880

*Range of annual interest rates accrued during the three months ended December 31, 2020.

Interest payments are due in arrears on the first day of each month. Quarterly principal payments are due on the last day of each fiscal quarter. Annual principal payments equal to 75% of ALJ’s excess cash flow (“ECF”), as defined in the Financing Agreement, are due annually each December, upon delivery of the annual audited financial statements. The annual ECF calculation, based on results of operations for the years ended September 30, 2020 and 2019, did not require ALJ to make an annual ECF payment in December 2020 or 2019.

In certain instances, ALJ is required to make mandatory term loan payments if ALJ receives cash outside the normal course of business. No mandatory payments were required during the three months ended December 31, 2020.  ALJ made a mandatory payment of $0.9 million during the three months ended December 31, 2019.

As of December 31, 2020, ALJ will be assessed a prepayment penalty equal to 1% of the outstanding Cerberus Debt plus any unused available credit on the PNC Revolver if the Cerberus Term Loan is repaid before November 28, 2021. A final balloon payment is due on the Maturity Date.

The Cerberus Debt is secured by substantially all the Company’s assets and imposes certain limitations on the Company, including its ability to incur debt, grant liens, initiate certain investments, declare dividends and dispose of assets. The Cerberus Debt also requires ALJ to comply with certain debt covenants. As of December 31, 2020, ALJ was in compliance with all debt covenants and had unused borrowing capacity of $15.4 million.

Loan Amendment Fees

ALJ has accounted for all loan amendments as debt modifications pursuant to ASC 470, Debt.  ALJ did not pay any loan amendment fees during the three months ended December 31, 2020.  ALJ has accounted for all amendments as debt modifications pursuant to ASC 470, Debt.  During the three months ended December 31, 2019, ALJ paid $0.4 million of legal and other fees, of which $0.3 million were added to deferred loan costs and are being amortized to interest expense through the maturity date.  The remaining $0.1 million were expensed to selling, general, and administrative expense.

Equipment Financing

In June 2020, Phoenix purchased a Heidelberg Press for $2.6 million by securing $1.8 million equipment financing (“Equipment Financing”), paying $0.5 million in cash, and receiving a $0.3 million trade-in allowance. The Equipment Financing term is 36 months, requires monthly principal and interest payments, accrues interest at 2.66% per year, and is secured by the Heidelberg Press.

In October 2020, the board of directors approved the purchase of a Heidelberg Press for $4.5 million by securing equipment financing.  The Heidelberg Press is projected to be operational in May 2021.  As of December 31, 2020, the equipment financing was not finalized.

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Estimated Future Minimum Principal Payments

Estimated future minimum principal payments for the Cerberus Debt and Equipment Financing are as follows (in thousands):

Year Ending December 31,	Equipment Financing	Term Loan Debt (with quarterly principal payments)	Term Loan Debt (with no quarterly principal payments)	Total
2021	$2,187	$8,200	$—	$10,387
2022	935	8,200	—	9,135
2023*	473	66,264	10,458	77,195
Total	$3,595	$82,664	$10,458	$96,717
*	The majority of this amount is the final balloon payment due on the Maturity Date.

9. COMMITMENTS AND CONTINGENCIES

Employment Agreements

ALJ maintains employment agreements with certain key executive officers that provide for a base salary and an annual bonus, with annual bonus amounts to be determined by the Board of Directors or the Chief Executive Officer. The agreements also provide for involuntary termination payments, which includes base salary, performance bonus, medical premiums, stock options, non-competition provisions, and other terms and conditions of employment. On December 31, 2020, contingent termination payments related to base salary and medical premiums totaled $1.1 million.

Surety Bonds

As part of Faneuil’s normal course of operations, certain customers require surety bonds guaranteeing the performance of a contract. On December 31, 2020, the face value of such surety bonds, which represents the maximum cash payments that Faneuil’s surety would be obligated to pay under certain circumstances of non-performance, was $41.5 million. To date, Faneuil has not made any non-performance payments to any of its sureties.

Letters of Credit

The Company had letters of credit totaling $3.3 million outstanding on December 31, 2020.

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

The parties are currently engaged in limited discovery. A court-ordered mediation is scheduled between the parties for the first half of 2021. Faneuil believes this action is without merit and intends to defend this case vigorously.

Other Litigation

The Company has been named in, and from time to time may become named in, various other lawsuits or threatened actions that are incidental to our ordinary business. Litigation is inherently unpredictable. Any claims against the Company, whether meritorious or not, could be time-consuming, cause the Company to incur costs and expenses, require significant amounts of management time and result in the diversion of significant operational resources. The results of these lawsuits and actions cannot be predicted with certainty. The Company concluded as of December 31, 2020 that the ultimate resolution of these matters (including the matters described above) will not have a material adverse effect on the Company’s business, consolidated financial position, results of operations or cash flows.

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

10. LEASES

ALJ has operating leases for facilities, equipment, and vehicles, and finance leases for equipment.  Over 95% of operating leases are for facilities. Many of the Company’s facilities leases contain renewal options and rent escalation clauses.

The Company determines if an arrangement is a lease at inception and recognizes a finance or operating lease liability and right-of-use asset in the Company’s Consolidated Balance Sheet. Right-of-use assets and lease liabilities for both operating and finance leases are recognized based on present value of lease payments over the lease term at commencement date.

In instances where the lease does not provide an implicit rate, the Company estimates an incremental borrowing rate (“IBR”) based on the information available at commencement date to determine the present value of lease payments. ALJ does not have a published credit rating because it has no publicly traded debt. However, the Company does have several privately held debt instruments that were taken into consideration.  The Company generates its IBR, using a synthetic credit rating model that estimates the likelihood (probability) of a borrower receiving a given credit rating based on relevant credit factors or predictor variables. It is based on a regression analysis using selected financial ratios of publicly traded industry comparable companies and the companies’ credit ratings. The estimated IBR is then adjusted for (i) the length of the lease term, and (ii) the effect of designating specific collateral with a value equal to the unpaid lease payments. Finally, ALJ applies the estimated IBR on a lease-by-lease basis as each lease has different start and end dates and has different assumptions regarding purchase or renewal options.

For facilities leases, ALJ accounts for non-lease components such as maintenance, taxes, and insurance, separately.  For equipment leases, ALJ accounts for lease and non-lease components as a single lease component. The difference between the operating lease right-of-use assets and operating lease liabilities primarily relates to adjustments for deferred rent and tenant improvement allowances.

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents the location of the ROU assets and liabilities in the Consolidated Balance Sheet and ALJ’s weighted-average lease term and discount rate:

(dollars in thousands)	As of December 31, 2020
Finance Leases:
Property and equipment, at cost	$16,524
Less accumulated amortization	(12,494)
Property and equipment, net	$4,030
Finance lease obligations, current portion	$2,132
Finance lease obligations, less current portion	2,430
Total finance lease liabilities	$4,562
Operating Leases:
Operating lease right-of-use assets	$32,614
Operating lease obligations - current installments	$5,845
Operating lease obligations, less current installments	36,165
Total operating lease obligations	$42,010
Weighted average remaining lease term (years):
Finance	2.1
Operating	7.2
Weighted average discount rate:
Finance	3.4%
Operating	10.5%

The following table presents the components of lease cost and the location of such cost in ALJ’s Consolidated Statement of Operations:

(in thousands)	Statement of Operations Location	Three Months Ended December 31, 2020
Finance Leases:
Amortization of finance lease assets	Selling, general, and administrative expense	$312
Amortization of finance lease assets	Cost of revenue	114
Interest on finance lease liabilities	Interest expense	52
Total finance lease cost		478
Operating Leases:
Operating lease cost	Selling, general, and administrative expense	1,894
Operating lease cost	Cost of revenue	319
Variable lease cost	Selling, general, and administrative expense	237
Short-term lease cost	Selling, general, and administrative expense	9
Total operating lease cost		2,459
Total lease cost		$2,937

The following table presents supplemental cash flow information related to leases:

(In thousands)	Three Months Ended December 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for finance leases	$52
Operating cash flows used for operating leases	1,442
Financing cash flows used for finance leases	775
Right-of-use assets obtained in exchange for lease obligations:
Finance leases	—
Operating leases	—

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Maturities of lease liabilities as of December 31, 2020 are as follows (in thousands):

Year Ending December 31,	Finance Leases	Operating Leases
2021	$2,247	$9,858
2022	1,790	8,630
2023	638	7,887
2024	71	6,630
2025	—	6,610
Thereafter	—	21,300
Total lease payments	4,746	60,915
Less: imputed interest	(184)	(18,905)
Total present value of lease payments	$4,562	$42,010

Reported as of December 31, 2020:
Current	$2,132	$5,845
Non-current	2,430	36,165
Total	$4,562	$42,010

11. EQUITY

Common Stock Activity during the Three Months Ended December 31, 2020

ALJ issued 23,256 shares of common stock upon the cashless exercise of stock options.

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

Stock-Based Compensation.

The following table sets forth the total stock-based compensation expense included in selling, general, and administrative expense on the Statement of Operations:

	Three Months Ended December 31,
(in thousands)	2020	2019
Stock options	$17	$84
Common stock awards	31	28
Total stock-based compensation expense	$48	$112

On December 31, 2020, ALJ had approximately $0.1 million of total unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of approximately 1.3 years.

Stock Option Awards.

ALJ had no option grants during the three months ended December 31, 2020 or 2019. ALJ had forfeitures of 250,000 options during the three months ended December 31, 2020 and no option forfeitures during the three months ended December 31, 2019.

The “intrinsic value” of options is the excess of the value of ALJ stock over the exercise price of such options. The total intrinsic value of options outstanding (of which all are vested or expected to vest) was less than $0.1 million on December 31, 2020.

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Common Stock Awards. Members of ALJ’s Board of Directors receive a director compensation package that includes an annual common stock award. In connection with such awards, ALJ recorded stock-based compensation expense of less than $0.1 million for both the three months ended December 31, 2020 and 2019.

Common Stock Options and Warrants Outstanding on December 31, 2020

On December 31, 2020, ALJ had 1.5 million stock options with a weighted average exercise price of $3.54 outstanding and warrants exercisable to purchase 2.9 million shares of common stock with a weighted average exercise price of $1.11 outstanding.

12. INCOME TAX

ALJ recorded a provision for income taxes of $0.3 million and a provision for income taxes of less than $0.1 million for the three months ended December 31, 2020 and 2019, respectively. ALJ’s effective tax rate for the three months ended December 31, 2020 was (16.0%), as a result of generating state taxable income, offset by changes to the valuation allowance recorded against net deferred tax assets. ALJ’s effective tax rate for the three months ended December 31, 2019 was (1.0)%, which was also due to generating state taxable income, offset by changes to the valuation allowance recorded against net deferred tax assets.  The decrease in ALJ’s effective tax rate was attributable to a decrease in forecasted taxable income, as well as changes to the valuation allowance recorded against net deferred tax assets.

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

The following tables present ALJ’s segment information for the three months ended December 31, 2020 and 2019:

	Three Months Ended December 31, 2020
(in thousands)	Faneuil	Carpets	Phoenix	ALJ	Consolidated
Net revenue	$85,969	$8,693	$25,168	$—	$119,830

Segment adjusted EBITDA	$3,637	$(125)	$4,047	$(1,241)	$6,318
Depreciation and amortization					(5,157)
Interest expense, net					(2,582)
Restructuring and cost reduction initiatives					(4)
Bank fees accreted to term loans					(300)
Loan amendment expenses					(88)
Stock-based compensation					(48)
Gain on disposal of assets, net					67
Provision for income taxes					(293)
Net loss					$(2,087)

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three Months Ended December 31, 2019
(in thousands)	Faneuil	Carpets	Phoenix	ALJ	Consolidated
Net revenue	$58,567	$9,774	$22,124	$—	$90,465

Segment adjusted EBITDA	$1,653	$(78)	$2,840	$(1,055)	$3,360
Depreciation and amortization					(5,242)
Interest expense, net					(2,564)
Loan amendment fees					(769)
Restructuring and cost reduction initiatives					(315)
Stock-based compensation					(112)
Acquisition-related expenses					(49)
Provision for income taxes					(40)
Loss on disposal of assets, net					(2)
Interest from legal settlement					200
Recovery of litigation loss					1,256
Net loss					$(4,277)

Geographic Information

Substantially all of the Company’s assets were located in the United States. Substantially all of the Company’s revenue was earned in the United States.

14. SUBSEQUENT EVENT

Purchase and Sale Agreement with Related Party

On January 23, 2021, ALJ entered into a Purchase and Sale Agreement (“PSA”), by and among the Company, Superior Interior Finishes, LLC, a Nevada limited liability company (“Purchaser” or “Superior”) and Carpets, pursuant to which the Company will sell 100% of the membership interests of Carpets to the Purchaser for an aggregate purchase price of $0.5 million (the “Purchase Price”) in cash (the “Transaction”). Superior is 100% owned by Steve Chesin, the current Chief Executive Officer of Carpets. The Company entered into the PSA because its Carpets business segment had been deemed a non-core holding and had underperformed over the past several years, and the Transaction was approved by a committee of the Board comprised solely of certain independent directors of the Company.

Pursuant to the terms and subject to the conditions of the PSA, as of the closing date of the Transaction:

(i)	the Company is entitled to all cash on hand (net of issued but uncleared checks and drafts) of Carpets,
(ii)	subject to clause (i), the purchase and sale of Carpets is on an “as-is” basis and Purchaser will acquire all assets and assume all liabilities of Carpets, and
(iii)	all inter-company obligations between the Company and Carpets will be considered paid as a result of the consummation of the Transaction.

The Company disclaims all representations and warranties about Carpets, except as set forth in the PSA. The PSA also includes full and final releases by the Purchaser and Carpets to indemnify and release the Company and its representatives following the closing of the Transaction from any and all claims, counterclaims, actions, causes of action, suits, arbitrations, proceedings, and any other liabilities of any kind or nature whatsoever arising out of, relating to, against, or in any way connected with related to Carpets.

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The PSA further provides for:

(i)	an earnest money deposit of $0.5 million (the “Earnest Money Deposit”), which shall be applied to the Purchase Price or otherwise disbursed in accordance with the terms of the PSA,
(ii)	a closing, subject to customary closing conditions and the receipt of certain consents, to take place no later than 30 days following the execution of the PSA (the “Outside Date”), and
(iii)

the Company’s right to terminate the Agreement in the event the Transaction is not consummated on or prior to the Outside Date, in which case the Company shall be entitled to retain the Earnest Money Deposit as liquidated damages, provided, however, that if the Transaction is not consummated on or prior to the Outside Date because of the Company’s failure to satisfy the Closing Conditions (as defined in the PSA), the Purchaser may terminate the Agreement and the Earnest Money Deposit shall be immediately returned to the Purchaser.

The PSA does not impact the financial statement presentation, footnotes, and related disclosure of ALJ as of and for the three months ended December 31, 2020 or 2019.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided in addition to the accompanying condensed consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition and cash flows. MD&A is organized as follows:

•	Overview. Discussion of our business and overall analysis of financial and other highlights affecting us to provide context for the remainder of MD&A.
•	Results of Operations. An analysis comparing our financial results for the three months ended December 31, 2020 to the three months ended December 31, 2019.
•

Liquidity and Capital Resources. An analysis comparing our cash flows for the three months ended December 31, 2020 to the three months ended December 31, 2019, and discussion of our financial condition and liquidity.

•	Contractual Obligations. Discussion of contractual obligations at December 31, 2020.
•	Off-Balance Sheet Arrangements. Discussion of off-balance sheet arrangements at December 31, 2020.
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

Management expects that ALJ could be impacted in the near term by lower volumes in several parts of its business, resulting in lower revenue and profit. While the impact of COVID-19 on ALJ’s future financial position, results of operations and cash flows cannot be estimated with certainty, such impact could be significantly negative. The extent to which COVID-19 impacts ALJ’s operations will depend on future developments, which are highly uncertain, including, among others, the duration of the outbreak, new information that may emerge concerning the severity of COVID-19 and the actions, especially those taken by governmental authorities, to contain the pandemic or treat its impact. As events are rapidly changing, additional impacts may arise that are not known at this time. See “Part II, Item 1A, Risk Factors - Risks Related to our Businesses Generally - A widespread health crisis, such as the COVID-19 pandemic, may adversely affect our business, results of operations and financial condition,” for an additional discussion of risk related to COVID-19.

Three Months Ended December 31, 2020 Compared to Three Months Ended December 31, 2019

The following table sets forth certain condensed consolidated statements of operations data as a percentage of net revenue for each period as follows:

	Three Months Ended December 31, 2020		Three Months Ended December 31, 2019
		% of		% of
(in thousands, except per share amounts)	Dollars	Net Revenue	Dollars	Net Revenue
Net revenue (1)
Faneuil	$85,969	71.7%	$58,567	64.7%
Carpets	8,693	7.3	9,774	10.8
Phoenix	25,168	21.0	22,124	24.5
Consolidated net revenue	119,830	100.0	90,465	100.0
Cost of revenue (2)
Faneuil	73,877	85.9	50,172	85.7
Carpets	7,262	83.5	7,791	79.7
Phoenix (3)	19,282	76.6	17,763	80.3
Consolidated cost of revenue	100,421	83.8	75,726	83.7
Selling, general, and administrative expense (2)
Faneuil	8,481	9.9	6,450	11.0
Carpets	1,508	17.3	2,061	21.1
Phoenix	3,152	12.5	2,826	12.8
ALJ	1,675	—	1,164	—
Consolidated selling, general, and administrative expense	14,816	12.4	12,501	13.8
Depreciation and amortization expense (2)
Faneuil	3,214	3.7	3,398	5.8
Carpets	125	1.4	143	1.5
Phoenix (4)	533	2.1	568	2.6
Consolidated depreciation and amortization expense	3,872	3.2	4,109	4.5
(Gain) loss on disposal of assets and other gain, net (5)	(67)	(0.1)	2	—
Total consolidated operating expenses (5)	119,042	99.3	92,338	102.1
Consolidated operating income (loss)	788	0.7	(1,873)	(2.1)
Interest expense (5)	(2,582)	(2.2)	(2,564)	(2.8)
Interest from legal settlement (5)	—	—	200	0.2
Provision for income taxes (5)	(293)	(0.2)	(40)	—
Net loss (5)	$(2,087)	(1.7)	$(4,277)	(4.7)
Loss per share of common stock–basic and diluted	$(0.05)		$(0.10)

(1)	Percentage is calculated as segment net revenue divided by consolidated net revenue.
(2)	Percentage is calculated as a percentage of the respective segment net revenue.
(3)	Includes depreciation expense of $1.3 million and $1.1 million for the three months ended December 31, 2020 and 2019, respectively.
(4)

Primarily amortization of intangible assets. Total depreciation and amortization expense for Phoenix, including depreciation expense captured in cost of revenue, was $1.8 million and $1.7 million for the three months ended December 31, 2020 and 2019, respectively.

(5)	Percentage is calculated as a percentage of consolidated net revenue.

Net Revenue

	Three Months Ended December 31,
(in thousands)	2020	2019	$ Change	% Change
Faneuil	$85,969	$58,567	$27,402	46.8%
Carpets	8,693	9,774	(1,081)	(11.1)
Phoenix	25,168	22,124	3,044	13.8
Consolidated net revenue	$119,830	$90,465	$29,365	32.5%

Faneuil Net Revenue

Faneuil net revenue for the three months ended December 31, 2020 was $86.0 million, an increase of $27.4 million, or 46.8%, compared to net revenue of $58.6 million for the three months ended December 31, 2019. The increase was mainly attributable to a $28.4 million increase in new customer contracts and $5.7 million net increase in existing customers mostly due to open enrollment volumes for healthcare contracts, partially offset by a $6.7 million reduction driven by the completion of customer contracts.

The following table reflects the amount of Faneuil’s backlog, which represents multi-year contract deliverables, by the year Faneuil expects to recognize such net revenue:

	As of December 31,
(in millions)	2020	2019
Within one year	$241.2	$223.1
Between one year and two years	170.4	145.3
Between two years and three years	120.6	99.4
Between three years and four years	86.3	63.9
Thereafter	55.2	82.6
Total Faneuil backlog	$673.7	$614.3

Carpets Net Revenue

Carpets net revenue for the three months ended December 31, 2020 was $8.7 million, a decrease of $1.1 million, or 11.1%, compared to net revenue of $9.8 million for the three months ended December 31, 2019. The decrease was primarily attributable to lower sales volumes in flooring and granite.

Carpets backlog represents open purchase orders. Carpets total contract backlog, which is expected to be fully realized within the next 12 months, as of December 31, 2020 was $8.3 million compared to $9.4 million as of December 31, 2019. The decrease in Carpets backlog at December 31, 2020 compared to December 31, 2019, was the result of a lower sales pipeline.

Phoenix Net Revenue

Phoenix net revenue for the three months ended December 31, 2020 was $25.2 million, an increase of $3.0 million, or 13.8%, compared to net revenue of $22.1 million for the three months ended December 31, 2019. The increase was primarily attributable to higher component sales primarily related to trade.

The following table reflects the amount of Phoenix’s backlog, which represents executed contracts that contain minimum volume commitments over multiple years for future product deliveries, by the year Phoenix expects to recognize such net revenue:

	As of December 31,
(in millions)	2020	2019
Within one year	$69.8	$67.7
Between one year and two years	64.8	48.4
Between two years and three years	52.6	35.3
Between three years and four years	43.3	9.4
Thereafter	84.9	—
Total Phoenix backlog	$315.4	$160.8

The increase in Phoenix backlog at December 31, 2020 compared to December 31, 2019 was primarily driven by the multi-year extension of a strategic customer supply agreement, with increased volume commitments through 2027.

For further discussion of our subsidiaries’ backlog, see “Part II, Item 1A. Risk Factors - Risks Related to our Business Generally and our Common Stock - We may not receive the full amounts estimated under the contracts in our backlog, which could reduce our net revenue in future periods below the levels anticipated. This makes backlog an uncertain indicator of future operating results.”

Cost of Revenue

	Three Months Ended December 31,
(in thousands)	2020	2019	$ Change	% Change
Faneuil	$73,877	$50,172	$23,705	47.2%
As a percentage of segment net revenue	85.9%	85.7%
Carpets	7,262	7,791	(529)	(6.8)
As a percentage of segment net revenue	83.5%	79.7%
Phoenix	19,282	17,763	1,519	8.6
As a percentage of segment net revenue	76.6%	80.3%
Consolidated cost of revenue	$100,421	$75,726	$24,695	32.6%

Faneuil Cost of Revenue

Faneuil cost of revenue for the three months ended December 31, 2020 was $73.9 million, an increase of $23.7 million, or 47.2%, compared to cost of revenue of $50.2 million for the three months ended December 31, 2019. The increase in cost of revenue was a direct result of the increased net revenue. During the three months ended December 31, 2020, as compared to the three months ended December 31, 2019, cost of revenue as a percentage of segment net revenue remained relatively flat at 85.9% and 85.7%, respectively.

Carpets Cost of Revenue

Carpets cost of revenue for the three months ended December 31, 2020 was $7.3 million, a decrease of $0.5 million, or 6.8%, compared to cost of revenue of $7.8 million for the three months ended December 31, 2019. The absolute dollar decrease in cost of revenue was mainly attributable to decreased net revenue.  During the three months ended December 31, 2020, as compared to the three months ended December 31, 2019, cost of revenue as a percentage of segment net revenue increased to 83.5% from 79.7% in the normal course of business.

Phoenix Cost of Revenue

Phoenix cost of revenue for the three months ended December 31, 2020 was $19.3 million, an increase of $1.5 million, or 8.6%, compared to cost of revenue of $17.8 million for the three months ended December 31, 2019. During the three months ended December 31, 2020, as compared to the three months ended December 31, 2019, cost of revenue as a percentage of segment net revenue decreased to 76.6% from 80.3%. Phoenix experiences normal fluctuations to cost of revenue as a percentage of net revenue as a result of changes to the mix of products sold.  Additionally, certain costs do not fluctuate directly with net revenue.

Selling, General, and Administrative Expense

	Three Months Ended December 31,
(in thousands)	2020	2019	$ Change	% Change
Faneuil	$8,481	$6,450	$2,031	31.5%
Carpets	1,508	2,061	(553)	(26.8)
Phoenix	3,152	2,826	326	11.5
ALJ	1,675	1,164	511	43.9
Consolidated selling, general and administrative expense	$14,816	$12,501	$2,315	18.5%

Faneuil Selling, General, and Administrative Expense

Faneuil selling, general, and administrative expense for the three months ended December 31, 2020 was $8.5 million, an increase of $2.0 million, or 31.5%, compared to selling, general, and administrative expense of $6.5 million for the three months ended December 31, 2019. The increase was primarily attributable to certain nonrecurring transactions during the three months ended December 31, 2019, including $1.3 million recovery of litigation loss slightly offset by $0.8 million loan amendment fees.  The remaining increase was attributable to higher bonuses resulting from increased revenue and improved adjusted EBITDA, and additional legal expenses to support various legal actions in the normal course of business.  During the three months ended December 31, 2020 compared to the three months ended December 31, 2019, selling, general, and administrative expense as a percentage of segment net revenue decreased to 9.9% from 11.0%. Certain selling, general, and administrative expenses do not fluctuate directly with net revenue. As such, we expect selling, general, and administrative expense as a percentage of segment net revenue to fluctuate.

Carpets Selling, General, and Administrative Expense

Carpets selling, general, and administrative expense was $1.5 million for the three months ended December 31, 2020, a decrease of $0.6 million, or 26.8%, compared to selling, general, and administrative expense of $2.1 million for the three months ended December 31, 2019. The decrease was primarily attributable to right-sizing support operations, and process improvements and cost reductions implemented throughout the organization. During the three months ended December 31, 2020 compared to the three months ended December 31, 2019, selling, general, and administrative expense as a percentage of segment net revenue decreased to 17.3% from 21.1%. Certain selling, general, and administrative expenses do not fluctuate directly with net revenue.  As such, we expect selling, general, and administrative expense as a percentage of segment net revenue to fluctuate.

Phoenix Selling, General, and Administrative Expense

Phoenix selling, general, and administrative expense for the three months ended December 31, 2020 was $3.2 million, an increase of $0.3 million, or 11.5%, compared to selling, general, and administrative expense of $2.8 million for the three months ended December 31, 2019. The increase was mainly attributable to a new bonus structure for Phoenix’s CEO, partially offset by lower travel expenses and cost reduction efforts. Selling, general, and administrative expense as a percentage of segment net revenue decreased to 12.5% for the three months ended December 31, 2020 from 12.8% for the three months ended December 31, 2019, which was mainly attributable to the increase in net revenue. Certain selling, general, and administrative expenses do not fluctuate directly with net revenue. As such, we expect selling, general, and administrative expense as a percentage of segment net revenue to fluctuate.

ALJ Selling, General, and Administrative Expense

ALJ selling, general, and administrative expense for the three months ended December 31, 2020 was $1.7 million, an increase of $0.5 million, or 43.9%, compared to selling, general, and administrative expense of $1.2 million for the three months ended December 31, 2019. The increase was mainly attributable to a $0.3 million non-cash banking fee as part of the Eighth Amendment to our financing agreement and an increased bonus accrual for ALJ’s CEO.  We expect selling, general, and administrative expense to fluctuate in the future as we comply with SEC reporting requirements and regulations and allocate certain expenses to our subsidiaries.

Depreciation and Amortization Expense

	Three Months Ended December 31,
(in thousands)	2020	2019	$ Change	% Change
Faneuil	$3,214	$3,398	$(184)	(5.4)%
Carpets	125	143	(18)	(12.6)
Phoenix	533	568	(35)	(6.2)
Consolidated depreciation and amortization expense	$3,872	$4,109	$(237)	(5.8)%

Faneuil Depreciation and Amortization Expense

Faneuil depreciation and amortization expense for the three months ended December 31, 2020 was $3.2 million, a decrease of $0.2 million, or 5.4%, compared to depreciation and amortization expense of $3.4 million for the three months ended December 31, 2019. The decrease was attributable to leasehold improvements for one large call center that were fully amortized, increased amortization for new call center buildouts, and capital equipment purchased to support new and expanded contracts. Because certain Faneuil contracts require capital investments, Faneuil depreciation and amortization expense is impacted by the timing of new contracts and the completion of existing contracts.

Carpets Depreciation and Amortization Expense

Carpets depreciation and amortization expense for both the three months ended December 31, 2020 and 2019 was $0.1 million.

Phoenix Depreciation and Amortization Expense

Phoenix depreciation and amortization expense consists primarily of amortization of acquisition-related intangible assets. Depreciation and amortization expense was consistent at $0.5 million and $0.6 million for the three months ended December 31, 2020 and 2019, respectively.

Interest Expense

Interest expense was $2.6 million for both the three months ended December 31, 2020 and 2019. Our interest expense was impacted by the fluctuation our line of credit balance as the result of managing working capital needs.

Interest from Legal Settlement

During the three months ended December 31, 2019, Faneuil received a onetime $1.5 million settlement, of which $0.2 million was attributable to interest.  See “Part I, Item 1. Financial Statements – Note 9. Commitments and Contingencies.”

Provision for Income Taxes

We recorded a provision for income taxes of $0.3 million and a provision for income taxes of less than $0.1 million for the three months ended December 31, 2020 and 2019, respectively.   Our effective tax rate for the three months ended December 31, 2020 was (16.0%), as a result of generating state taxable income, offset by changes to the valuation allowance recorded against net deferred tax assets. Our effective tax rate for the three months ended December 31, 2019 was (1.0)%, which was also due to generating state taxable income, offset by changes to the valuation allowance recorded against net deferred tax assets.  The decrease in our effective tax rate was attributable to a decrease in forecasted taxable income, as well as changes to the valuation allowance recorded against net deferred tax assets.

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

	Three Months Ended December 31,
(in thousands)	2020	2019	$ Change	% Change
Faneuil	$3,637	$1,653	$1,984	120.0%
Carpets	(125)	(78)	(47)	(60.3)
Phoenix	4,047	2,840	1,207	42.5
ALJ	(1,241)	(1,055)	(186)	(17.6)
Segment adjusted EBITDA	$6,318	$3,360	$2,958	88.0%

Faneuil Segment Adjusted EBITDA

Faneuil segment adjusted EBITDA for the three months ended December 31, 2020 was $3.6 million compared to segment adjusted EBITDA of $1.7 million for the three months ended December 31, 2019. Faneuil segment adjusted EBITDA for the three months ended December 31, 2020 was driven by new state unemployment contracts, and the completion of certain deliverables related to the implementation of new contracts.  Included in segment adjusted EBITDA is a loss of $5.2 million from a new contract that was planned to operate from two call center locations but due to COVID-19 was transitioned to an all at home workforce.

Carpets Segment Adjusted EBITDA

Carpets segment adjusted EBITDA loss for both the three months ended December 31, 2020 and 2019 was ($0.1) million. Carpets segment adjusted EBITDA for the three months ended December 31, 2020 was impacted by lower volumes.

Phoenix Segment Adjusted EBITDA

Phoenix segment adjusted EBITDA for the three months ended December 31, 2020 was $4.0 million compared to segment adjusted EBITDA of $2.8 million for the three months ended December 31, 2019. Phoenix segment adjusted EBITDA for the three months ended December 31, 2020 benefitted from increased component sales primarily related to trade.

ALJ Segment Adjusted EBITDA

ALJ segment adjusted EBITDA loss for the three months ended December 31, 2020 was ($1.2) million compared to segment adjusted EBITDA loss of ($1.1) million for the three months ended December 31, 2019. ALJ segment adjusted EBITDA loss for three months ended December 31, 2020 was impacted by an increased bonus accrual for our CEO pursuant to his new employment agreement.

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

Liquidity and Capital Resources

Historically, our principal sources of liquidity have been cash provided by operations and borrowings under various debt arrangements. At December 31, 2020, our principal sources of liquidity included cash and cash equivalents of $2.6 million and an unused borrowing capacity of $15.4 million on our line of credit. Our principal uses of cash have been for acquisitions, capital expenditures to support Faneuil’s customers, and to pay down debt. We anticipate these uses will continue to be our principal uses of liquidity in the future.

Global financial and credit markets have been volatile in recent years, and was further exacerbated during the three months ended December 31, 2020 by COVID-19. Future adverse conditions of these markets could negatively affect our ability to secure funds or raise capital at a reasonable cost or at all. For additional discussion of our various debt arrangements see Contractual Obligations below.

In summary, our cash flows for each period were as follows:

	Three Months Ended December 31,
(in thousands)	2020	2019
Cash provided by (used for) operating activities	$3,001	$(7,752)
Cash used for investing activities	(2,593)	(674)
Cash (used for) provided by financing activities	(3,878)	6,451
Change in cash and cash equivalents	$(3,470)	$(1,975)

We recognized a net loss of $2.1 million, generated cash from operating activities of $3.0 million, used cash for investing activities of $2.6 million, and used cash for financing activities of $3.9 million for the three months ended December 31, 2020.

We recognized a net loss of $4.3 million, used cash for operating activities of $7.8 million and investing activities of $0.7 million, offset by cash provided by financing activities of $6.4 million for the three months ended December 31, 2019.

Operating Activities

Cash provided by operating activities of $3.0 million during the three months ended December 31, 2020 was the result of our $2.1 million net loss, $5.7 million addback of net non-cash expenses, and $0.6 million of net cash used for changes in operating assets and liabilities. The most significant component of net non-cash expenses was depreciation and amortization expense of $5.2 million. The most significant components of changes in operating assets and liabilities were mostly attributable to the timing of Faneuil’s significant new customer implementations and included accounts receivable of $7.0 million, other assets of $1.6 million, and accounts payable of $1.4 million, which used cash.  The CARES Act allowed us to defer payment for $9.0 million of payroll-related taxes, of which $4.5 million is recorded in accrued expenses and $4.5 million is recorded in other non-current liabilities at December 31, 2020.

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

Cash provided by operations for the three months ended December 31, 2020 compared to cash used for operations for the three months ended December 31, 2019, was impacted by the $9.0 million deferral of payroll-related taxes under the CARES Act.

Investing Activities

For the three months ended December 31, 2020, our investing activities used $2.6 million of cash, of which $2.5 million was used to purchase equipment, software, and leasehold improvements for Faneuil’s new and existing customers, and $0.1 million was used to purchase capital equipment in the normal course of operations.

For the three months ended December 31, 2019, our investing activities used $0.7 million of cash, of which $0.6 million was used to purchase equipment, software and leasehold improvements for Faneuil’s new and existing customers, and $0.1 million was used to purchase capital equipment in the normal course of operations.

Cash used for investing activities for the three months ended December 31, 2020 compared to the three months ended December 31, 2019 increased due to the timing of capital requirement to support Faneuil’s customers.

Financing Activities

For the three months ended December 31, 2020, our financing activities used $3.9 million of cash.  We used $0.6 million to pay down our line of credit, $0.8 million for capital lease payments, and $2.6 million to pay down our term loans.

For the three months ended December 31, 2019, our financing activities provided $6.5 million of cash. Proceeds from our line of credit provided $10.5 million to fund working capital requirements at Faneuil and Phoenix.  Financing activities which used cash included $3.2 million to pay down our term loans, $0.6 million for capital lease payments, and $0.3 million for deferred loan costs related to the Sixth Amendment.

Cash used for financing activities for the three months ended December 31, 2020 compared to cash provided by financing activities for the three months ended December 31, 2019 was impacted by managing our line of credit and day-to-day working capital needs.

Contractual Obligations

The following table summarizes our significant contractual obligations at December 31, 2020, and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments due by Period
		Less Than	One – Three	Four – Five	More than Five
(in thousands)	Total	One Year	Years	Years	Years
Term loan with quarterly principal payments (1)	$68,502	$8,200	$60,302	$—	$—
Operating lease obligations (2)	42,010	5,845	11,699	9,378	15,087
Line of credit (1)	13,880	—	13,880	—	—
Other liabilities (3)	13,981	5,608	8,373	—	—
Finance lease obligations (1)	4,562	2,132	2,361	69	—
Term loans with no quarterly principal payments (1)	10,740	—	10,740	—	—
Equipment financing agreements (1)	3,595	2,187	1,408	—	—
Total contractual cash obligations (4)	$157,270	$23,972	$108,763	$9,447	$15,087

(1)	Refer to “Part I, Item 1. Financial Statements – Note 8. Debt.”
(2)	Refer to “Part I, Item 1. Financial Statements – Note 9. Commitments and Contingencies.”
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

Off-Balance Sheet Arrangements

At December 31, 2020, we had two types of off-balance sheet arrangements.

Surety Bonds. As part of Faneuil’s normal course of operations, certain customers require surety bonds guaranteeing the performance of a contract. At December 31, 2020, the face value of such surety bonds, which represents the maximum cash payments that Faneuil would have to make under certain circumstances of non-performance, was approximately $41.5 million.

Letters of Credit. ALJ had letters of credit totaling $3.3 million outstanding at December 31, 2020.

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

For a complete summary of our critical accounting policies, please refer to “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Form 10-K for the fiscal year ended September 30, 2020, filed with the SEC on December 18, 2020 (“Fiscal 2020 Form 10-K”).

For a complete summary of our significant accounting policies, please refer to “Part IV. Exhibits, Financial Statement Schedules –Note 2. Summary of Significant Accounting Policies,” included in our Fiscal 2020 Form 10-K. As a result of adopting ASC 842, we revised our accounting policy for leases. See further discussion at “Part I, Item 1. Financial Statements – Note 2. Recent Accounting Standards.”  There were no other changes to our accounting policies during the three months ended December 31, 2020.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company has been named in, and from time to time may become named in, various lawsuits or threatened actions that are incidental to our ordinary business. For additional information regarding such matters, see “Part I, Item 1. Financial Statements – Note 9. Commitments and Contingencies - Litigation, Claims, and Assessments.”

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

As of December 31, 2020, $93.1 million of our current borrowings under the Cerberus Term Loan, Cerberus/PNC Revolver, and potential future borrowings are, and may continue to be, at variable rates of interest, tied to LIBOR or the Prime Rate of interest, thus exposing us to interest rate risk. Such rates tend to fluctuate based on general economic conditions, general interest rates, Federal Reserve rates and the supply of and demand for credit in the relevant interbanking market. In recent years, the Fed has incrementally changed the target range for the federal funds rate. Changes in the interest rate generally, and particularly when coupled with any significant variable rate indebtedness, could materially adversely impact our interest expense. If interest rates changed in the future by 100 basis points, based on our current borrowings as of December 31, 2020, our interest expense would increase or decrease by $0.9 million per year.

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

As of December 31, 2020, each of our subsidiaries had a significant backlog. Our backlog is typically subject to large variations from quarter to quarter and comparisons of backlog from period to period are not necessarily indicative of future revenue. The contracts comprising our backlog may not result in actual revenue in any particular period or at all, and the actual revenue from such contracts may differ from our backlog estimates. The timing of receipt of revenue, if any, for projects included in backlog could change because many factors affect the scheduling of projects. In certain instances, customers may have the right to cancel, reduce or defer amounts that we have in our backlog, which could negatively affect our future revenue. The failure to realize all amounts in our backlog could adversely affect our revenue and gross margins. As a result, our subsidiaries’ backlog as of any particular date may not be an accurate indicator of our future revenue or earnings.

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

Our ability to utilize net operating losses (“NOLs”) and built-in losses under Section 382 of the Internal Revenue Code (the “Code”) and tax credit carryforwards to offset our future taxable income and/or to recover previously paid taxes would be limited if we were to undergo an “ownership change” within the meaning of Section 382 of the Code, which is generally any change in ownership of more than 50% of its stock over a three-year period. These rules generally operate by focusing on ownership changes among stockholders owning directly or indirectly 5% or more of the stock of a company and any change in ownership arising from a new issuance of stock by the company. Depending on the resulting limitation, a significant portion of our NOLs could expire before we would be able to use them. At the end of our last fiscal year, September 30, 2020, we had net operating loss carryforwards for federal income tax purposes of approximately $133.2 million that start expiring in 2022. Approximately $109.9 million of the carryforward expires in 2022. Our inability to utilize our NOLs would have a negative impact on our financial position and results of operations.

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

Our executive officers and directors and their affiliated entities together beneficially owned approximately 58.6% of our outstanding common stock at January 31, 2021. Jess Ravich, our current Chief Executive Officer, beneficially owned approximately 49.9% of our common stock as of January 31, 2021. As a result, these stockholders, if they act together or in a block, could have significant influence over most matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions, even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

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

Your share ownership may be diluted by the issuance of additional shares of our common or preferred stock or securities convertible into common or preferred stock in the future. As of December 31, 2020, a total of 1,465,000 shares of our common stock are issuable pursuant to outstanding options issued by us at a weighted-average exercise price of $3.54, and 2,907,529 shares of our common stock are issuable pursuant to outstanding warrants at a weighted-average exercise price of $1.11. As of December 31, 2020, ALJ had debt that was convertible into approximately 10,933,000 shares of common stock at the discretion of the debt holder.  It is probable that options or warrants to purchase our common stock, or debt that is convertible into common stock, will be exercised during their respective terms if the fair market value of our common stock exceeds the exercise price of the particular option or warrant. If the stock options or warrants are exercised, your share ownership will be diluted. Additionally, options to purchase up to 1,335,000 shares of ALJ common stock are available for grant under our existing equity compensation plans as of December 31, 2020.

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

Date: February 11, 2021
/s/ Jess Ravich
Jess Ravich
Chief Executive Officer
(Principal Executive Officer)

Date: February 11, 2021
/s/ Brian Hartman
Brian Hartman
Chief Financial Officer
(Principal Financial Officer)