Form 10-Q
period 2021-03-31
ALJ REGIONAL HOLDINGS INC
filed 2021-05-12
CIK 1438731

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2021

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

The number of shares of common stock, $0.01 par value per share, outstanding as of May 1, 2021 was 42,321,048.

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

ALJ REGIONAL HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2021

PART I. FINANCIAL INFORMATION

Item 1 - Financial Statements

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	March 31,	September 30,
	2021	2020
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$4,566	$6,050
Accounts receivable, net of allowance for doubtful accounts of $654 and $1,033 at March 31, 2021 and September 30, 2020, respectively	54,764	56,487
Inventories, net	6,140	6,232
Prepaid expenses and other current assets	7,408	9,015
Current assets of discontinued operations	—	4,828
Total current assets	72,878	82,612
Property and equipment, net	66,374	67,785
Operating lease right-of-use assets	31,731	—
Intangible assets, net	32,995	35,552
Collateral deposits	487	424
Other assets	3,888	2,887
Long-term assets of discontinued operations	—	984
Total assets	$208,353	$190,244
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,298	$16,224
Accrued expenses	20,339	19,140
Income taxes payable	14	9
Deferred revenue and customer deposits	4,304	8,583
Term loans, net of deferred loan costs - current installments	11,162	9,827
Finance lease obligations - current installments	1,931	2,437
Operating lease obligations - current installments	5,025	—
Current portion of workers' compensation reserve	710	960
Other current liabilities	4,239	60
Current liabilities of discontinued operations	—	3,351
Total current liabilities	61,022	60,591
Line of credit, net of deferred loan costs	11,597	13,753
Term loans, less current portion, net of deferred loan costs	70,161	73,482
Deferred revenue, less current portion	3,813	2,358
Workers' compensation reserve, less current portion	1,887	1,842
Finance lease obligations, less current installments	1,981	2,900
Operating lease obligations, less current installments	35,633	—
Deferred tax liabilities, net	1,008	987
Other non-current liabilities	6,365	16,669
Long-term liabilities of discontinued operations	—	606
Total liabilities	193,467	173,188
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.01 par value; authorized – 100,000 shares; 42,321 and 42,298 issued and outstanding at March 31, 2021 and September 30, 2020, respectively	423	423
Additional paid-in capital	288,225	288,193
Accumulated deficit	(273,762)	(271,560)
Total stockholders’ equity	14,886	17,056
Total liabilities and stockholders’ equity	$208,353	$190,244

See accompanying notes

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share amounts)

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Net revenue	$114,588	$85,478	$225,725	$166,169
Costs and expenses:
Cost of revenue	93,484	70,300	186,643	138,235
Selling, general, and administrative expense	17,800	16,296	34,854	30,701
Impairment of goodwill	—	56,492	—	56,492
Loss (gain) on disposal of assets, net	64	—	(2)	2
Total operating expenses	111,348	143,088	221,495	225,430
Operating income (loss)	3,240	(57,610)	4,230	(59,261)
Other (expense) income:
Interest expense, net	(2,451)	(2,844)	(5,033)	(5,408)
Interest from legal settlement	—	—	—	200
Total other expense, net	(2,451)	(2,844)	(5,033)	(5,208)
Income (loss) from continuing operations before income taxes	789	(60,454)	(803)	(64,469)
(Provision for) benefit from income taxes	(44)	1,297	(336)	1,257
Net income (loss) from continuing operations	745	(59,157)	(1,139)	(63,212)
Net loss from discontinued operations, net of income taxes	(860)	(2,641)	(1,063)	(2,863)
Net loss	$(115)	$(61,798)	$(2,202)	$(66,075)
Income (loss) per share of common stock–basic and diluted:
Continuing operations	$0.02	$(1.40)	$(0.03)	$(1.50)
Discontinued operations	$(0.02)	$(0.06)	$(0.03)	$(0.07)
Net loss per share (1)	$—	$(1.47)	$(0.05)	$(1.57)
Weighted average shares of common stock outstanding:
Basic	42,321	42,173	42,319	42,173
Diluted	54,458	42,173	42,319	42,173

__________________________________________________

(1) Amounts may not add due to rounding.

See accompanying notes

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Six Months Ended March 31,
	2021	2020
Operating activities
Net loss	$(2,202)	$(66,075)
Adjustments to reconcile net loss to cash provided by (used for) operating activities:
Impairment of goodwill	—	56,492
Depreciation and amortization expense	9,968	9,876
(Reversal) provision for bad debts and obsolete inventory	(218)	469
Interest expense and other bank fees accreted to term loans	1,121	53
Amortization of deferred loan costs	364	603
Stock-based compensation expense	85	223
Fair value of warrants issued in connection with debt modification	—	716
(Gain) loss on disposal of assets, net	(2)	2
Loss on sale of Carpets	761	—
Deferred income taxes	21	(1,448)
Changes in operating assets and liabilities:
Accounts receivable, net	1,926	(9,133)
Inventories, net	107	(849)
Prepaid expenses, collateral deposits, and other current assets	1,594	(6,712)
Income tax receivable	—	897
ROU assets/ROU liabilities	(298)	—
Other assets	(1,064)	(444)
Accounts payable	(2,926)	3,810
Accrued expenses	335	1,909
Income tax payable	5	(363)
Deferred revenue and customer deposits	(2,824)	4,529
Other current liabilities and other non-current liabilities	3,706	(114)
Discontinued operations, net	663	2,544
Cash provided by (used for) operating activities	11,122	(3,015)
Investing activities
Capital expenditures	(4,163)	(2,867)
Proceeds from sale of Carpets, net of transaction costs	438	—
Proceeds from sales of assets	28	1
Discontinued operations, net	(7)	(16)
Cash used for investing activities	(3,704)	(2,882)
Financing activities
(Payments) proceeds from line of credit, net	(2,320)	9,713
Deferred loan costs	—	(542)
Payments on finance leases	(1,425)	(1,169)
Payments on term loans	(5,157)	(3,535)
Cash (used for) provided by financing activities	(8,902)	4,467
Change in cash and cash equivalents	(1,484)	(1,430)
Cash and cash equivalents at beginning of the year	6,050	4,529
Cash and cash equivalents at end of the year	$4,566	$3,099

See accompanying notes

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Six Months Ended March 31,
	2021	2020
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$4,153	$4,724
Taxes	$35	$680

Non-cash investing and financing activities:
Capital equipment purchased with finance leases to be billed to customers	$—	$1,763
Capital equipment purchased with finance leases	$—	$1,582
Capital equipment purchases financed with term loans	$1,850	$—

See accompanying notes

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

(in thousands)

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Common stock
Balance, beginning of period	$423	$422	$423	$422
Issuance of common stock upon cashless exercise of stock options	—	—	—	—
Balance, end of period	$423	$422	$423	$422
Additional paid in capital
Balance, beginning of period	$288,210	$287,779	$288,193	$287,101
Issuance of common stock upon cashless exercise of stock options	—	—	—	—
Stock-based compensation expense - options	15	84	32	168
Fair value of warrants issued in connection with term loan modification	—	122	—	716
Balance, end of period	$288,225	$287,985	$288,225	$287,985
Accumulated deficit
Balance, beginning of period	$(273,647)	$(208,163)	$(271,560)	$(204,407)
Net loss	(115)	(61,798)	(2,202)	(66,075)
Cumulative impact of adopting ASC 606 on October 1, 2019	—	—	—	521
Balance, end of period	$(273,762)	$(269,961)	$(273,762)	$(269,961)
Total stockholders' equity	$14,886	$18,446	$14,886	$18,446

See accompanying notes

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. ORGANIZATION AND BASIS OF PRESENTATION

Organization

ALJ Regional Holdings, Inc. (including subsidiaries, referred to collectively herein as “ALJ” or “Company”) is a holding company. During the three and six months ended March 31, 2021 and 2020, ALJ consisted of the following wholly owned subsidiaries:

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

•

Floors-N-More, LLC, d/b/a, Carpets N’ More (“Carpets”). Carpets is one of the largest floor covering retailers in Las Vegas, Nevada, and a provider of multiple products for the commercial, retail and home builder markets including all types of flooring, countertops, cabinets, window coverings and garage/closet organizers, with one retail location, as well as a stone and solid surface fabrication facility. ALJ acquired Carpets in April 2014.  ALJ sold Carpets in February 2021. See Basis of Presentation below.

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

As a result of selling one of its segments during the three months ended March 31, 2021, discussed below, ALJ has organized its business and corporate structure into two business segments: Faneuil and Phoenix.

Basis of Presentation

In January 2021, ALJ entered into a Purchase and Sale Agreement (“PSA”), by and among the Company, Superior Interior Finishes, LLC, a Nevada limited liability company (“Purchaser” or “Superior”) and Carpets, pursuant to which the Company agreed to sell 100% of the membership interests of Carpets to the Purchaser for an aggregate purchase price of $0.5 million (the “Purchase Price”) in cash (the “Transaction”). At the time of the PSA, Superior was 100% owned by Steve Chesin, the Chief Executive Officer of Carpets. The Company entered into the PSA because its Carpets business segment had been deemed a non-core holding and had underperformed over the past several years.  The Transaction, which was approved by a committee of the Board comprised solely of certain independent directors of the Company, closed in February 2021.  As such, the results of operations, assets, liabilities, and cash flows of Carpets were classified as discontinued operations in ALJ’s financial statements for all periods presented. See Note 4 for additional information about the divestiture of Carpets.

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

Currently, all of ALJ’s subsidiaries have been deemed “Essential Services” and have continued to operate with limited disruption. To date, COVID-19 has not materially impacted ALJ’s financial position, results of operations or cash flows. The Company took immediate actions in March 2020 to enable working-from-home where possible and put in place increased safety precautions,

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

including social distancing, at other locations where essential services on site are required. The duration of these measures is unknown, may be extended and additional measures may be imposed.

Management expects that ALJ could continue to be impacted in the near term by lower sales volumes in several parts of ALJ’s business, resulting in lower revenue and profit. While the impact of COVID-19 on the Company’s future financial position, results of operations and cash flows cannot be estimated with certainty, such impact could be significant if the global pandemic continues to adversely impact the U.S. economy for an extended period of time. The extent to which COVID-19 impacts ALJ’s operations will depend on future developments, which are highly uncertain. These include among others, the duration of the outbreak, vaccination rate, emergence of new variants, if portions of the Company’s business segments are recharacterized as non-essential for which closure of some or all of the Company’s operations could be required, information that may emerge concerning the severity of COVID-19 and the actions, especially those taken by governmental authorities, to contain the pandemic or treat its impact. As events are rapidly developing, additional impacts may arise that are not known at this time.

As of March 31, 2021, ALJ’s total available liquidity was $21.7 million, which included $4.6 million of cash and cash equivalents and $17.1 million of unused borrowing capacity under the Company’s revolving credit facility. While the impact that COVID-19 may have on the Company’s financial position, results of operations, and cash flows in the future cannot be estimated with certainty, based on current estimates regarding the magnitude and duration of the global pandemic, ALJ does not anticipate an impact on the Company’s ability to meet its obligations when due for at least the next 12 months.  However, the ultimate magnitude and duration of the global pandemic is highly uncertain and, as such, will require ALJ to continually assess the situation for the foreseeable future.  Accordingly, the Company’s estimates regarding the magnitude and duration of the global pandemic may change in the future and such changes could be material.

As a result of the decline in ALJ’s actual and forecasted results of operations, including the potential effects of COVID-19, ALJ (i) sought an easement of certain financial covenants, under the Financing Agreement (as defined below), in order to maintain compliance therewith, and (ii) the elimination of certain quarterly principal payment obligations. Accordingly, the Company executed the Ninth Amendment to the Financing Agreement on May 12, 2020.  See Note 8 “Ninth Amendment to the Financing Agreement” for additional information regarding the terms and conditions required by the Ninth Amendment to the Financing Agreement.

While the Company currently anticipates it will be able to maintain compliance with the terms and conditions of the Financing Agreement (as amended to date) for at least the next 12 months, the ultimate magnitude and duration of the global pandemic is highly uncertain and, as such, will require ALJ to continually assess its current estimates of compliance for the foreseeable future. Accordingly, the Company’s anticipated compliance with its financial covenants may adversely change if the magnitude and duration of the global pandemic has a materially adverse effect on the Company in the future.

2. RECENT ACCOUNTING STANDARDS

Accounting Standards Adopted

Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU 2016-02, Leases and subsequent amendments to the initial guidance: ASU 2017-13, ASU 2018-10, ASU 2018-11, ASU 2018-20 and ASU 2019-01 (referred to collectively as “ASC 842”)). ASC 842 requires lessees to recognize a right-of-use (“ROU”) asset and corresponding lease liability for all leases with terms of more than 12 months and provides enhanced disclosure of lease activity. Recognition, measurement, and presentation of expenses depend on classification as either a finance or operating lease.

ALJ adopted ASC 842 as of October 1, 2020, the effective and initial application date, using the modified retrospective approach. Comparative periods presented in the consolidated financial statements prior to October 1, 2020 continue to be presented under Accounting Standards Codification (“ASC”) 840. ALJ elected the package of practical expedients, which allowed the Company to not reassess, as of the adoption date, whether arrangements contain leases, the classification of existing leases, and the capitalization of initial direct costs of the existing leases. The Company also made a policy election to exclude leases with an initial term of 12 months or less from the Consolidated Balance Sheet.  The Company recognizes lease expense for these leases on a straight-line basis over the lease term.

The Company’s October 1, 2020 adoption of ASC 842 resulted in the recognition of operating lease obligations totaling $42.6 million, based upon the present value of the remaining minimum rental payments using discount rates as of the adoption date, of which

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

$5.2 million was in operating lease obligations - current installments, and $37.4 million was in operating lease liabilities, less current installments. In addition, ALJ recorded corresponding operating lease right-of-use assets totaling $33.4 million. The new standard did not have a material impact on the Consolidated Statements of Operations or the Consolidated Statements of Cash Flows. See Note 10 for further discussion of the Company’s leasing arrangements and required ASC 842 disclosures.

Income Taxes

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which simplifies certain aspects of the accounting for income taxes as well as clarifies and amends existing guidance to improve consistent application. ALJ early adopted ASU 2019-12 as of January 1, 2021. The impact of ASU 2019-12 on ALJ’s consolidated financial statements and related disclosures was not material.

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

3. REVENUE RECOGNITION

Disaggregation of Revenue

Revenue by contract type was as follows for the three and six months ended March 31, 2021 and 2020:

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands)	2021	2020	2021	2020
Faneuil:
Healthcare	$37,859	$23,988	$76,702	$49,355
Transportation	21,615	18,368	41,710	35,496
Utility	13,756	13,490	26,820	27,417
Government	10,021	581	22,550	1,630
Other	1,173	2,398	2,611	3,494
Total Faneuil	$84,424	$58,825	$170,393	$117,392
Phoenix:
Publisher
MSA	$23,853	$19,569	$42,967	$31,999
Non-MSA	3,677	4,222	7,870	10,782
Commercial
MSA	3	380	93	1,185
Non-MSA	2,631	2,482	4,402	4,811
Total Phoenix	$30,164	$26,653	$55,332	$48,777
Total consolidated revenue, net	$114,588	$85,478	$225,725	$166,169

Substantially all of Faneuil revenue is recognized over time and substantially all of Phoenix revenue is recognized at a point in time.

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Contract Assets and Liabilities

The following table provides information about consolidated contract assets and contract liabilities at March 31, 2021 and September 30, 2020:

(in thousands)	March 31, 2021	September 30, 2020
Contract assets:
Unbilled revenue (1)	$681	$527
Total contract assets	$681	$527
Contract liabilities:
Deferred revenue	$8,056	$10,875
Accrued rebates and material rights (2)	2,715	3,097
Total contract liabilities	$10,771	$13,972

(1)

Included in prepaid expenses and other current assets. Unbilled revenue represents rights to consideration for services provided when the right is conditioned on something other than passage of time (for example, meeting a milestone for the right to bill under the cost-to-cost measure of progress). Unbilled revenue is transferred to accounts receivable when the rights become unconditional.

(2)	Included in accrued expenses.

The following table provides changes in consolidated contract assets and contract liabilities during the six months ended March 31, 2021:

(in thousands)	Contract Assets	Contract Liabilities
Balance, September 30, 2020	$527	$13,972
Additions to contract assets	957	—
Transfer from contract assets to accounts receivable	(803)	—
Revenue recognized	—	(11,771)
Accrued rebates	—	2,348
Payment of rebates	—	(2,730)
Cash received from customer	—	8,952
Balance, March 31, 2021	$681	$10,771

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

During the six months ended March 31, 2021, the Company capitalized $0.1 million of costs to obtain a contract.  During the six months ended March 31, 2021, the Company amortized $0.3 million of these costs, which is included in selling, general, and administrative expense.  The net book value of costs to obtain a contract was $0.4 million as of March 31, 2021, of which $0.3 million was in prepaid expenses and other current assets, and $0.1 million was in other assets.

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

During the six months ended March 31, 2021, the Company capitalized $6.0 million of costs to fulfill a contract.  The amortization of costs to fulfill contracts, which comprise set-up/transition activities, for the six months ended March 31, 2021 was approximately $6.7 million. The net book value of the costs to fulfill a contract as of March 31, 2021, was $4.4 million of which $1.6 million was in prepaid expenses and other current assets, and $2.8 million was in other assets.

Capitalized costs to obtain and fulfill a contract are periodically reviewed for impairment. We did not incur any impairment losses during the six months ended March 31, 2021 or March 31, 2020.

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4. ACQUISITIONS AND DIVESTITURES

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

The aggregate cash consideration for the RDI Acquisition paid at closing was $2.5 million, with earn-outs up to $7.5 million to be paid upon the achievement of certain financial metrics over a three-year period, subject to a guaranteed payout of $2.5 million.  In March 2021, Faneuil made the first earn-out payment of $2.5 million. The RDI Acquisition was not material to the Company's results of operations, financial position, or cash flows and, therefore, the pro forma impact is not presented.

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
(2)

At March 31, 2021, the remaining maximum payment was $5.0 million.  At March 31, 2021, the fair value was $3.5 million of which $2.1 million was included in accrued expenses and $1.4 million was included in other non-current liabilities on the Consolidated Balance Sheet. The original maximum payment was $7.5 million.

Fair Value Adjustment of Deferred and Contingent Consideration Liabilities

The fair value of the deferred and contingent consideration liabilities is remeasured to fair value at each reporting period using Level 3 inputs such as cash flow forecast, discount rate, and equity risk premium.  The change in fair value, including accretion for the passage of time, is recognized in earnings until the deferred and contingent considerations are resolved. ALJ did not recognize any change in fair value during the three and six months ended March 31, 2021 and 2020.

Acquisition-Related Expenses

During the six months ended March 31, 2020, the Company incurred less than $0.1 million of acquisition-related expenses in connection with the RDI acquisition, which were expensed to selling, general, and administrative expense.  There were no acquisition-related expenses incurred during any other periods presented.

Carpets Divestiture

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As previously disclosed in Note 1, ALJ sold Carpets in February 2021.  As a result, ALJ recognized a loss on sale of $0.8 million during the three months ended March 31, 2021 calculated as follows:

(in thousands)
Cash proceeds	$500
Net assets sold	(1,199)
Transaction costs	(62)
Impact of income taxes	—
Total loss on sale	$(761)

The carrying value of the net assets sold, at the time of closing, were as follows:

(in thousands)
Current assets	$4,615
Intangible assets, net	318
Other long-term assets	740
Current liabilities	(4,099)
Long-term liabilities	(375)
Net assets sold	$1,199

The following table presents the aggregate carrying amounts of the classes of assets and liabilities of discontinued operations at September 30, 2020:

September 30,
2020
Assets:
Accounts receivable	$2,874
Inventories, net	1,221
Prepaid expenses and other current assets	733
Property and equipment, net	598
Intangible assets, net	335
Other long-term assets	51
Total assets of discontinued operations	$5,812
Liabilities:
Accounts payable	$1,946
Accrued expenses	1,172
Other current liabilities	233
Total long-term liabilities	606
Total liabilities of discontinued operations	$3,957

The following table presents information regarding certain components of loss from discontinued operations for the three and six months ended March 31, 2021 and 2020:

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands)	2021	2020	2021	2020
Net revenue	$5,106	$10,548	$13,799	$20,322
Operating income (loss)	(99)	(2,641)	(302)	(2,863)
Loss on sale	(761)	—	(761)	—
Loss before income taxes	(860)	(2,641)	(1,063)	(2,863)
Income tax expense	—	—	—	—
Loss from discontinued operations	(860)	(2,641)	(1,063)	(2,863)

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents significant components of cash flows of discontinued operations for the six months ended March 31, 2021 and 2020:

	Six Months Ended March 31,
(in thousands)	2021	2020
Operating activities
Impairment of goodwill	$—	$2,555
Depreciation and amortization expense	199	284
Provision for bad debts and obsolete inventory	27	30
Changes in operating assets and liabilities:
Accounts receivable, net	399	(152)
Inventories, net	(12)	5
Prepaid expenses, collateral deposits, and other current assets	24	(304)
Other assets and liabilities, net	26	126
Investing activities
Capital expenditures	(7)	(16)

5. CONCENTRATION RISKS

Cash

The Company maintains its cash balances in accounts, which, at times, may exceed federally insured limits. The Company has not experienced any loss in such accounts and believes there is little exposure to any significant credit risk.

Major Customers and Accounts Receivable

ALJ did not generate net revenue from any one customer in excess of 10% of consolidated net revenue. Each of ALJ’s segments had customers that represent more than 10% of their respective net revenue, as described below.

Faneuil. The percentage of Faneuil net revenue derived from its significant customers was as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Customer A	13.1%	10.1%	13.1%	12.9%
Customer B	**	10.9	**	11.3

**	Less than 10% of Faneuil net revenue.

Accounts receivable from significant customers during the three or six months ended March 31, 2021 totaled $5.0 million on March 31, 2021. As of March 31, 2021, all Faneuil accounts receivable were unsecured. The risk with respect to accounts receivable is mitigated by credit evaluations performed on customers and the short duration of payment terms extended to customers.

Phoenix. The percentage of Phoenix net revenue derived from its significant customers was as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Customer A	23.9%	16.6%	21.9%	16.6%
Customer B	20.5	28.2	22.0	26.7
Customer C	10.3	11.7	12.3	11.9

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Accounts receivable from significant customers during the three or six months ended March 31, 2021 totaled $4.0 million on March 31, 2021. As of March 31, 2021, all Phoenix accounts receivable were unsecured. The risk with respect to accounts receivable is mitigated by credit evaluations performed on customers and the short duration of payment terms extended to most customers.

Supplier Risk

ALJ has only one segment, Phoenix, that purchases inventory.  Phoenix had suppliers that represented more than 10% of both Phoenix inventory purchases and consolidated ALJ inventory purchases as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Supplier A	21.4%	11.7%	21.3%	14.4%
Supplier B	13.0	18.8	12.3	17.8

If these suppliers were unable to provide materials on a timely basis, Phoenix management believes alternative suppliers could provide the required supplies with minimal disruption to the business.

6. COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

Accounts Receivable, Net

The following table summarizes accounts receivable at the end of each reporting period:

	March 31,	September 30,
(in thousands)	2021	2020
Accounts receivable	$54,646	$57,478
Unbilled receivables	772	42
Accounts receivable	55,418	57,520
Less: allowance for doubtful accounts	(654)	(1,033)
Accounts receivable, net	$54,764	$56,487

Inventories, Net

The following table summarizes inventories at the end of each reporting period:

	March 31,	September 30,
(in thousands)	2021	2020
Raw materials	$4,726	$4,260
Semi-finished goods/work in process	1,379	1,923
Finished goods	67	96
Inventories	6,172	6,279
Less: allowance for obsolete inventory	(32)	(47)
Inventories, net	$6,140	$6,232

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Property and Equipment

The following table summarizes property and equipment at the end of each reporting period:

	March 31,	September 30,
(in thousands)	2021	2020
Machinery and equipment	$33,765	$33,783
Leasehold improvements	30,842	30,843
Computer and office equipment	22,286	19,630
Building and improvements	16,874	16,896
Software	16,484	16,483
Land	9,267	9,267
Furniture and fixtures	7,749	7,749
Construction and equipment in process	3,117	—
Vehicles	360	356
Property and equipment	140,744	135,007
Less: accumulated depreciation and amortization	(74,370)	(67,222)
Property and equipment, net	$66,374	$67,785

Property and equipment depreciation and amortization expense, including amounts related to finance leased assets, was $3.7 million and $3.5 million for the three months ended March 31, 2021 and 2020, respectively, and $7.4 million and $7.2 million for the six months ended March 31, 2021 and 2020, respectively.

Intangible Assets

The following tables summarize identified intangible assets at the end of each reporting period:

			March 31, 2021
(in thousands)	Weighted Average Original Life (Years)	Weighted Average Remaining Life (Years)	Gross	Accumulated Amortization	Net
Customer relationships	7.0	4.5	$33,590	$(17,220)	$16,370
Trade names	27.6	23.0	10,240	(2,406)	7,834
Supply agreements	10.2	9.1	9,690	(4,684)	5,006
Technology	8.0	6.8	3,400	(708)	2,692
Non-compete agreements	6.6	5.1	1,550	(457)	1,093
Totals			$58,470	$(25,475)	$32,995

			September 30, 2020
(in thousands)	Weighted Average Original Life (Years)	Weighted Average Remaining Life (Years)	Gross	Accumulated Amortization	Net
Customer relationships	7.0	4.5	$33,590	$(15,818)	$17,772
Trade names	27.6	23.0	10,240	(2,209)	8,031
Supply agreements	10.2	9.1	9,690	(4,059)	5,631
Technology	8.0	6.8	3,400	(496)	2,904
Non-compete agreements	6.6	5.1	1,550	(336)	1,214
Totals			$58,470	$(22,918)	$35,552

Intangible asset amortization expense was $1.3 million for both the three months ended March 31, 2021 and 2020, and $2.6 million for both the six months ended March 31, 2021 and 2020.

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents expected future amortization expense for the remainder of Fiscal 2021 and yearly thereafter:

(in thousands)	Estimated Future Amortization
Fiscal 2021 (remaining)	$2,384
Fiscal 2022	4,596
Fiscal 2023	4,596
Fiscal 2024	4,457
Fiscal 2025	4,144
Thereafter	12,818
Total	$32,995

Accrued Expenses

The following table summarizes accrued expenses at the end of each reporting period:

	March 31,	September 30,
(in thousands)	2021	2020
Accrued compensation and related taxes	$10,553	$9,660
Rebates payable	2,715	3,097
Acquisition contingent consideration	2,100	2,500
Other	1,616	352
Medical and benefit-related payables	1,295	1,438
Legal	1,000	—
Interest payable	669	674
Accrued board of director fees	391	130
Deferred lease incentives	—	1,289
Total accrued expenses	$20,339	$19,140

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

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7. INCOME (LOSS) PER SHARE

The following table summarizes basic and diluted income (loss) per share of common stock for each period presented:

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands, except per share amounts)	2021	2020	2021	2020
Net income (loss) from continuing operations	$745	$(59,157)	$(1,139)	$(63,212)
Interest on convertible debt	111	—	—	—
Income (loss) from continuing operations attributable to common stock	$856	$(59,157)	$(1,139)	$(63,212)
Income from discontinued operations, net of income taxes, attributable to common stock	(860)	(2,641)	(1,063)	(2,863)
Net loss attributable to common stock	$(4)	$(61,798)	$(2,202)	$(66,075)
Income (loss) per share of common stock–basic:
Continuing operations	$0.02	$(1.40)	$(0.03)	$(1.50)
Discontinued operations	$(0.02)	$(0.06)	$(0.03)	$(0.07)
Net loss per share (1)	$—	$(1.47)	$(0.05)	$(1.57)
Income (loss) per share of common stock–diluted:
Continuing operations	$0.02	$(1.40)	$(0.03)	$(1.50)
Discontinued operations	$(0.02)	$(0.06)	$(0.03)	$(0.07)
Net loss per share (1)	$—	$(1.47)	$(0.05)	$(1.57)
Weighted average shares of common stock outstanding:
Basic	42,321	42,173	42,319	42,173
Convertible debt	11,158	—	—	—
Warrants	962	—	—	—
Employee stock option grants	17	—	—	—
Diluted	54,458	42,173	42,319	42,173
Anti-dilutive shares excluded from diluted net income (loss) per share calculation:
Convertible debt	—	—	11,158	—
Employee stock option grants	1,420	1,654	1,465	1,654
Warrants	1,297	2,908	2,908	2,908
Total	2,717	4,562	15,531	4,562

__________________________________________________

(1) Amounts may not add due to rounding.

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

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

8. DEBT

Debt

The following table summarizes ALJ’s line of credit, term loan, and equipment financing at the end of each reporting period:

	March 31,	September 30,
(in thousands)	2021	2020
Line of credit:
Line of credit	$12,097	$14,417
Less: deferred loan costs	(500)	(664)
Line of credit, net of deferred loan costs	$11,597	$13,753
Current portion of term loans:
Current portion of term loan	$8,200	$8,200
Current portion of equipment financing	3,323	1,999
Less: deferred loan costs	(361)	(372)
Current portion of term loans, net of deferred loan costs	$11,162	$9,827
Term loans, less current portion:
Term loan, less current portion	$58,834	$62,336
Term B loan	4,693	4,415
Term C loan	6,026	5,782
Equipment financing, less current portion	1,081	1,611
Less: deferred loan costs	(473)	(662)
Term loans, less current portion, net of deferred loan costs	$70,161	$73,482

Term Loan and Line of Credit

In August 2015, ALJ entered into a financing agreement (“Financing Agreement”) with Cerberus Business Finance, LLC (“Cerberus”), to borrow $105.0 million in a term loan (“Cerberus Term Loan”) and have available up to $32.5 million in a revolving loan (“Cerberus/PNC Revolver,” and together with the Cerberus Term Loan, “Cerberus Debt”). ALJ has subsequently entered into nine amendments to the Financing Agreement, of which four were entered into since October 1, 2019 and are described below. The Cerberus Debt matures on November 28, 2023 (“Maturity Date”).

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

•

Adjusted the leverage ratio threshold to (i) 5.25:1.00 for the fiscal quarter ended December 31, 2019, (ii)  4.50:1.00 for the fiscal quarter ended March 31, 2020, (iii) 3.75:1.00 for the fiscal quarter ended June 30, 2020, (iv) 3.50:1:00 for each fiscal quarter beginning with the fiscal quarter ended September 30, 2020 through the fiscal quarter ended December 31, 2020, and (v) 3.25:1:00 for each fiscal quarter beginning with the fiscal quarter ended March 31, 2021 through the fiscal quarter ending June 30, 2021, (vi) 3.00:1.00 for the fiscal quarter ending September 30, 2021, (vii) 3.25:1.00  for the fiscal quarter ending December 31, 2021, and (viii) 3.00:1.00 for each fiscal quarter beginning with the fiscal quarter ending March 31, 2022 and for each fiscal quarter thereafter;

•

Decreased the fixed charge coverage ratio threshold from (a) 1.05:1.00 to (i) 0.85:1.00 for the fiscal quarters ended December 31, 2019 and March 31, 2020, (ii) 0.95:1.00 for the fiscal quarter ended June 30, 2020 and (iii) 1.00:1.00 for the fiscal quarter ended September 30, 2020 and (b) from 1.10:1.00 to 1.05:1.00 for each fiscal quarter beginning with the fiscal quarter ended December 31, 2020 and for each fiscal quarter thereafter; and

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

Ninth Amendment to the Financing Agreement

As a result of the decline in ALJ’s actual and forecasted results of operations, including the potential effects of COVID-19, ALJ sought an easement of certain debt covenants and the elimination of certain quarterly principal payment obligations under the Financing Agreement.

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

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Amendment to the Junior Participation Agreements – Term C Loan

In May 2020, in connection with, and as a condition to, the Ninth Amendment, certain stockholders of the Company (“Term C Loan Junior Participants”), including Mr. Ravich, entered into or amended certain Junior Participation Agreements (collectively, “Term C Loan Junior Participation Agreements”) with Cerberus.  Pursuant to the Term C Loan Junior Participation Agreements (as may be amended and/or restated from time to time), the Term C Loan Junior Participants acquired junior participation interests in the Term C Loan in an aggregate amount of $5.6 million on May 12, 2020 (“Term C Loan”) and Mr. Ravich agreed to acquire additional junior participation interests in the Term B Loan in an aggregate amount of (i) $2.5 million on June 30, 2021 and (ii) $2.5 million on September 30, 2021.

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

Summary of the Financing Agreement and Amendments

The Financing Agreement and amendments thereto are summarized below (in thousands):

Description	Use of Proceeds	Origination Date	Interest Rate *	Quarterly Payments	Balance at March 31, 2021
Term Loans:
Financing Agreement	Phoenix acquisition	August 2015	8.25%	$1,610	$52,342
First Amendment	Color Optics acquisition	July 2016	8.25%	175	5,702
Third Amendment	Printing Components Business acquisition	October 2017	8.25%	151	4,893
Fourth Amendment	Working capital	November 2018	8.25%	114	3,718
Sixth Amendment (Term B loan)	N/A	December 2019	12.25%	—	4,693
Eighth Amendment (Accreted fees)	N/A	March 2020	13.25%	—	379
Ninth Amendment (Term C loan)	Working capital	May 2020	8.25%	—	6,026
			Totals	$2,050	$77,753
Line of Credit:
Cerberus/PNC Revolver (includes Second, Fifth, Seventh, Eighth, and Ninth Amendments)	Working capital	August 2015	13.25%	$—	$12,097

*Range of annual interest rates accrued during the six months ended March 31, 2021.

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

In certain instances, ALJ is required to make mandatory term loan payments if ALJ receives cash outside the normal course of business. No mandatory payments were required during the six months ended March 31, 2021.  ALJ made a mandatory payment of $0.9 million during the six months ended March 31, 2020.

As of March 31, 2021, ALJ will be assessed a prepayment penalty equal to 1% of the outstanding Cerberus Debt plus any unused available credit on the PNC Revolver if the Cerberus Term Loan is repaid before November 28, 2021. A final balloon payment is due on the Maturity Date.

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Cerberus Debt is secured by substantially all the Company’s assets and imposes certain limitations on the Company, including its ability to incur debt, grant liens, initiate certain investments, declare dividends and dispose of assets. The Cerberus Debt also requires ALJ to comply with certain debt covenants. As of March 31, 2021, ALJ was in compliance with all debt covenants and had unused borrowing capacity of $17.1 million.

Loan Amendment Fees

ALJ has accounted for all amendments as debt modifications pursuant to ASC 470, Debt.  ALJ did not pay any loan amendment fees during the three or six months ended March 31, 2021.

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

Equipment Financing

In June 2020, Phoenix purchased a Heidelberg Press for $2.6 million by securing $1.8 million equipment financing (“June 2020 Equipment Financing”), paying $0.5 million in cash, and receiving a $0.3 million trade-in allowance. The June 2020 Equipment Financing term is 36 months, requires monthly principal and interest payments, accrues interest at 2.66% per year, and is secured by the Heidelberg Press.

In October 2020, the board of directors approved the purchase of a second Heidelberg Press for $4.5 million. During the three months ended March 31, 2021, Phoenix paid the vendor $0.9 million, received a trade-in allowance of $0.1 million, and secured equipment financing of $3.5 million (“March 2021 Equipment Financing” and together with the June 2020 Equipment Financing, the “Equipment Financings”).  Of the $3.5 million, $1.4 million was paid to the vendor in March 2021.  The balance is expected to be paid to the vendor by June 2021. The second Heidelberg Press is projected to be operational in June 2021.  The March 2021 Equipment Financing term is 60 months, requires monthly principal and interest payments, accrues interest at 4.5% per year, and is secured by the Heidelberg Press.

Estimated Future Minimum Principal Payments

Estimated future minimum principal payments for the Cerberus Debt and Equipment Financings are as follows (in thousands):

Year Ending March 31,	Equipment Financings	Term Loan Debt (with quarterly principal payments)	Term Loan Debt (with no quarterly principal payments)	Total
2022	$3,323	$8,200	$—	$11,523
2023	821	8,200	—	9,021
2024*	260	62,731	10,719	73,710
Total	$4,404	$79,131	$10,719	$94,254
*	The majority of this amount is the final balloon payment due on the Maturity Date.

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

9. COMMITMENTS AND CONTINGENCIES

Employment Agreements

ALJ maintains employment agreements with certain key executive officers that provide for a base salary and an annual bonus, with annual bonus amounts to be determined by the Board of Directors or the Chief Executive Officer. The agreements also provide for involuntary termination payments, which includes base salary, performance bonus, medical premiums, stock options, non-competition provisions, and other terms and conditions of employment. On March 31, 2021, contingent termination payments related to base salary and medical premiums totaled $1.1 million.

Surety Bonds

As part of Faneuil’s normal course of operations, certain customers require surety bonds guaranteeing the performance of a contract. On March 31, 2021, the face value of such surety bonds, which represents the maximum cash payments that Faneuil’s surety would be obligated to pay under certain circumstances of non-performance, was $41.5 million. To date, Faneuil has not made any non-performance payments to any of its sureties.

Letters of Credit

The Company had letters of credit totaling $3.3 million outstanding on March 31, 2021.

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

The parties are currently engaged in limited discovery. A mediation was held on March 11, 2021 and discussions are ongoing. Faneuil believes this action is without merit and intends to defend this case vigorously.

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Harris v. Faneuil

Lois Harris, an employee of Faneuil in Georgia, filed a collective action complaint on April 18, 2021 in the United States District Court for the Northern District of Georgia.  Harris alleges, on behalf of herself and other current and former non-exempt Call Center Agent employees who received nondiscretionary bonuses for periods in which they worked overtime hours, that Faneuil violated the Fair Labor Standards Act by failing to include nondiscretionary bonuses in the regular rate of pay when calculating the overtime rate for Harris and other similarly-situated persons.  Faneuil has engaged counsel to defend it in this action.  The financial impact of this case is not reasonably estimable.

Other Litigation

The Company has been named in, and from time to time may become named in, various other lawsuits or threatened actions that are incidental to our ordinary business. Litigation is inherently unpredictable. Any claims against the Company, whether meritorious or not, could be time-consuming, cause the Company to incur costs and expenses, require significant amounts of management time and result in the diversion of significant operational resources. The results of these lawsuits and actions cannot be predicted with certainty. The Company concluded as of March 31, 2021 that the ultimate resolution of these matters (including the matters described above) will not have a material adverse effect on the Company’s business, consolidated financial position, results of operations or cash flows.

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

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents the location of the ROU assets and liabilities in the Consolidated Balance Sheet and ALJ’s weighted-average lease term and discount rate:

(dollars in thousands)	As of March 31, 2021
Finance Leases:
Property and equipment, at cost	$16,524
Less accumulated amortization	(12,803)
Property and equipment, net	$3,721
Finance lease obligations, current portion	$1,931
Finance lease obligations, less current portion	1,981
Total finance lease liabilities	$3,912
Operating Leases:
Operating lease right-of-use assets	$31,731
Operating lease obligations - current installments	$5,025
Operating lease obligations, less current installments	35,633
Total operating lease obligations	$40,658
Weighted average remaining lease term (years):
Finance	2.1
Operating	7.1
Weighted average discount rate:
Finance	3.4%
Operating	10.6%

The following table presents the components of lease cost and the location of such cost in ALJ’s Consolidated Statement of Operations:

(in thousands)	Statement of Operations Location	Three Months Ended March 31, 2021	Six Months Ended March 31, 2021
Finance Leases:
Amortization of finance lease assets	Selling, general, and administrative expense	$195	$507
Amortization of finance lease assets	Cost of revenue	114	228
Interest on finance lease liabilities	Interest expense	36	88
Total finance lease cost		345	823
Operating Leases:
Operating lease cost	Selling, general, and administrative expense	1,726	3,483
Operating lease cost	Cost of revenue	319	638
Variable lease cost	Selling, general, and administrative expense	277	499
Short-term lease cost	Selling, general, and administrative expense	9	18
Total operating lease cost		2,331	4,638
Total lease cost		$2,676	$5,461

The following table presents supplemental cash flow information related to leases:

(In thousands)	Six Months Ended March 31, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for finance leases	$88
Operating cash flows used for operating leases - continuing operations	2,543
Financing cash flows used for finance leases	1,425
Right-of-use assets obtained in exchange for lease obligations:
Finance leases	560
Operating leases	—

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Maturities of lease liabilities as of March 31, 2021 are as follows (in thousands):

Year Ending March 31,	Finance Leases	Operating Leases
2022	$2,031	$8,976
2023	1,597	8,295
2024	435	7,592
2025	—	7,058
2026	—	7,031
Thereafter	—	19,983
Total lease payments	4,063	58,935
Less: imputed interest	(151)	(18,277)
Total present value of lease payments	$3,912	$40,658

Reported as of March 31, 2021:
Current	$1,931	$5,025
Non-current	1,981	35,633
Total	$3,912	$40,658

11. EQUITY

Common Stock Activity during the Six Months Ended March 31, 2021

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

Stock-Based Compensation.

The following table sets forth the total stock-based compensation expense included in selling, general, and administrative expense on the Statement of Operations:

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands)	2021	2020	2021	2020
Stock options	$15	$84	$32	$168
Common stock awards	22	27	53	55
Total stock-based compensation expense	$37	$111	$85	$223

On March 31, 2021, ALJ had less than $0.1 million of total unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of approximately 1.2 years.

Stock Option Awards.

ALJ had no option grants during the six months ended March 31, 2021 or March 31, 2020. ALJ had forfeitures of 250,000 options during the six months ended March 31, 2021 and no option forfeitures during the six months ended March 31, 2020.

The “intrinsic value” of options is the excess of the value of ALJ stock over the exercise price of such options. The total intrinsic value of options outstanding (of which all are vested or expected to vest) was less than $0.1 million on March 31, 2021.

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Common Stock Awards. Members of ALJ’s Board of Directors receive a director compensation package that includes an annual common stock award. In connection with such awards, ALJ recorded stock-based compensation expense of less than $0.1 million for both the three months ended March 31, 2021 and 2020, and $0.1 million for both the six months ended March 31, 2021 and 2020.

Common Stock Options and Warrants Outstanding on March 31, 2021

On March 31, 2021, ALJ had 1.5 million stock options with a weighted average exercise price of $3.54 outstanding and warrants exercisable to purchase 2.9 million shares of common stock with a weighted average exercise price of $1.11 outstanding.

12. INCOME TAX

ALJ recorded a provision for income taxes from continuing operations of $0.3 million and a benefit for income taxes from continuing operations of $1.3 million for the six months ended March 31, 2021 and 2020, respectively. ALJ’s effective tax rate for the six months ended March 31, 2021 was (42.0%), as a result of generating state taxable income, offset by changes to the valuation allowance recorded against net deferred tax assets. ALJ’s effective tax rate for the six months ended March 31, 2020 was 2.0%, which was also due to generating state taxable income, offset by changes to the valuation allowance recorded against net deferred tax assets.  The decrease in ALJ’s effective tax rate was attributable to a decrease in forecasted pre-tax losses, as well as changes to the valuation allowance recorded against net deferred tax assets.

ALJ did not record a provision for or benefit from income taxes for discontinued operations during any period presented.

13. REPORTABLE SEGMENTS AND GEOGRAPHIC INFORMATION

Reportable Segments

As discussed in Note 1, ALJ has organized its business along two reportable segments (Faneuil and Phoenix), together with a corporate group for certain support services. ALJ’s operating segments are aligned on the basis of products, services, and industry. The Chief Operating Decision Maker (“CODM”) is ALJ’s Chief Executive Officer. The CODM manages the business, allocates resources to, and assesses the performance of each operating segment using information about its net revenue and segment adjusted EBITDA. ALJ defines segment adjusted EBITDA as segment net income (loss) before depreciation and amortization expense, interest expense, litigation loss, recovery of litigation loss, restructuring and cost reduction initiatives, loan amendment expenses, fair value of warrants issued in connection with loan amendments, stock-based compensation, acquisition-related expenses, (loss) gain on disposal of assets and other gain, net, provision for income taxes, and other non-recurring items. Such amounts are detailed in our segment reconciliation below. The accounting policies for segment reporting are the same as for ALJ as a whole.

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following tables present ALJ’s segment information for the three and six months ended March 31, 2021 and 2020:

	Three Months Ended March 31, 2021
(in thousands)	Faneuil	Phoenix	ALJ	Consolidated
Net revenue	$84,424	$30,164	$—	$114,588

Segment adjusted EBITDA - continuing operations	$5,004	$5,252	$(1,378)	$8,878
Depreciation and amortization				(4,936)
Interest expense, net				(2,451)
Bank fees accreted to term loans				(300)
Restructuring and cost reduction initiatives				(212)
Loan amendment expenses				(89)
Loss on disposal of assets, net				(64)
Stock-based compensation				(37)
Provision for income taxes				(44)
Net income from continuing operations				745
Net loss from discontinued operations, net of income taxes				(860)
Net loss				$(115)

	Six Months Ended March 31, 2021
(in thousands)	Faneuil	Phoenix	ALJ	Consolidated
Net revenue	$170,393	$55,332	$—	$225,725

Segment adjusted EBITDA - continuing operations	$8,641	$9,298	$(2,620)	$15,319
Depreciation and amortization				(9,968)
Interest expense, net				(5,033)
Bank fees accreted to term loans				(600)
Provision for income taxes				(336)
Restructuring and cost reduction initiatives				(261)
Loan amendment expenses				(177)
Stock-based compensation				(85)
Gain on disposal of assets, net				2
Net loss from continuing operations				(1,139)
Net loss from discontinued operations, net of income taxes				(1,063)
Net loss				$(2,202)

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three Months Ended March 31, 2020
(in thousands)	Faneuil	Phoenix	ALJ	Consolidated
Net revenue	$58,825	$26,653	$—	$85,478

Segment adjusted EBITDA - continuing operations	$1,372	$4,178	$(894)	$4,656
Impairment of goodwill				(56,492)
Depreciation and amortization				(4,777)
Interest expense, net				(2,844)
Restructuring and cost reduction initiatives				(475)
Loan amendment expenses				(239)
Fair value of warrants issued in connection with loan amendments				(122)
Stock-based compensation				(111)
Acquisition-related expenses				(50)
Benefit from income taxes				1,297
Net loss from continuing operations				(59,157)
Net loss from discontinued operations, net of income taxes				(2,641)
Net loss				$(61,798)

	Six Months Ended March 31, 2020
(in thousands)	Faneuil	Phoenix	ALJ	Consolidated
Net revenue	$117,392	$48,777	$—	$166,169

Segment adjusted EBITDA - continuing operations	$3,025	$7,018	$(1,949)	$8,094
Impairment of goodwill				(56,492)
Depreciation and amortization				(9,876)
Interest expense, net				(5,408)
Restructuring and cost reduction initiatives				(789)
Fair value of warrants issued in connection with loan amendments				(716)
Loan amendment expenses				(414)
Stock-based compensation				(223)
Acquisition-related expenses				(99)
Loss on disposal of assets, net				(2)
Interest from legal settlement				200
Recovery of litigation loss				1,256
Benefit from income taxes				1,257
Net loss from continuing operations				(63,212)
Net loss from discontinued operations, net of income taxes				(2,863)
Net loss				$(66,075)

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

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided in addition to the accompanying condensed consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition and cash flows. MD&A is organized as follows:

•	Overview. Discussion of our business and overall analysis of financial and other highlights affecting us to provide context for the remainder of MD&A.
•	Results of Operations. An analysis comparing our financial results for the three and six months ended March 31, 2021 to the three and six months ended March 31, 2020.
•

Liquidity and Capital Resources. An analysis comparing our cash flows for the six months ended March 31, 2021 to the six months ended March 31, 2020, and discussion of our financial condition and liquidity.

•	Contractual Obligations. Discussion of contractual obligations at March 31, 2021.
•	Off-Balance Sheet Arrangements. Discussion of off-balance sheet arrangements at March 31, 2021.
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

Overview

ALJ Regional Holdings, Inc. (“ALJ” or “we”) is a holding company that operates Faneuil, Inc. (“Faneuil”) and Phoenix Color Corp. (“Phoenix”). Additionally, ALJ operated Floors-N-More, LLC, d/b/a Carpets N’ More (“Carpets”) through February 2021.

In January 2021, ALJ entered into a Purchase and Sale Agreement (“PSA”), by and among ALJ, Superior Interior Finishes, LLC, a Nevada limited liability company (“Purchaser” or “Superior”) and Carpets, pursuant to which ALJ agreed to sell 100% of the membership interests of Carpets to the Purchaser for an aggregate purchase price of $0.5 million (the “Purchase Price”) in cash (the “Transaction”). At the time of the PSA, Superior was 100% owned by Steve Chesin, the Chief Executive Officer of Carpets. ALJ entered into the PSA because its Carpets business segment had been deemed a non-core holding and had underperformed over the past several years.  The Transaction, which was approved by a committee of the Board comprised solely of certain independent directors of the Company, closed in February 2021. As such, the results of operations, assets, liabilities, and cashflows of Carpets were classified as discontinued operations in ALJ’s financial statements for all periods presented. See “Part I, Item 1 - Financial Statements – Note 4. Acquisitions and Divestitures – Carpets Divestiture” for additional information about the divestiture of Carpets.

With several members of our senior management and Board of Directors coming from long careers in the professional services industry, ALJ is focused on acquiring and operating exceptional businesses.

We continue to see our business evolve as we execute our strategy of buying attractively valued assets. In analyzing the financial impact of any potential acquisition, we focus on earnings, operating margin, cash flow and return on invested capital targets. We hire successful and experienced management teams to run each of our operating companies and incentivize them to drive higher profits. We are focused on increasing our net revenue at each of our operating subsidiaries by investing in sales and marketing, expanding into new products and markets, and evaluating and executing on tuck-in acquisitions, while continually examining our cost structures to drive higher profits.

Impact of Coronavirus Pandemic - Update

In March 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic, which continues to spread throughout the world. COVID-19 is having an unprecedented impact on the U.S. economy as federal, state, and local governments react to this public health crisis.

Currently, all ALJ’s subsidiaries have been deemed “Essential Services” and have continued to operate. To date, the impact of COVID-19 has been minimal.  The Company took immediate actions to enable work-from-home where possible and put in place increased safety precautions, including social distancing, at other locations where essential services on site are required. The duration of these measures is unknown, may be extended, and additional measures may be imposed.

Management expects that ALJ could be impacted in the near term by lower volumes in several parts of its business, resulting in lower revenue and profit. While the impact of COVID-19 on ALJ’s future financial position, results of operations and cash flows cannot be estimated with certainty, such impact could be significantly negative. The extent to which COVID-19 impacts ALJ’s operations will depend on future developments, which are highly uncertain, including, among others, the duration of the outbreak, vaccination rate, new variants, new information that may emerge concerning the severity of COVID-19 and the actions, especially those taken by governmental authorities, to contain the pandemic or treat its impact. As events are rapidly changing, additional impacts may arise that are not known at this time. See “Part II, Item 1A, Risk Factors - Risks Related to our Businesses Generally - A widespread health crisis, such as the COVID-19 pandemic, may adversely affect our business, results of operations and financial condition,” for an additional discussion of risk related to COVID-19.

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

The following table sets forth certain Condensed Consolidated Statements of Operations data as a percentage of net revenue for each period as follows:

	Three Months Ended March 31, 2021		Three Months Ended March 31, 2020
		% of		% of
(in thousands, except per share amounts)	Dollars	Net Revenue	Dollars	Net Revenue
Net revenue (1)
Faneuil	$84,424	73.7%	$58,825	68.8%
Phoenix	30,164	26.3	26,653	31.2
Consolidated net revenue	114,588	100.0	85,478	100.0
Cost of revenue (2)
Faneuil	70,161	83.1	50,337	85.6
Phoenix (3)	23,323	77.3	19,963	74.9
Consolidated cost of revenue	93,484	81.6	70,300	82.2
Selling, general, and administrative expense (2)
Faneuil	9,421	11.2	7,964	13.5
Phoenix	2,913	9.7	3,648	13.7
ALJ	1,807	—	1,007	—
Consolidated selling, general, and administrative expense	14,141	12.3	12,619	14.8
Depreciation and amortization expense (2)
Faneuil	3,126	3.7	3,117	5.3
Phoenix (4)	533	1.8	560	2.1
Consolidated depreciation and amortization expense	3,659	3.2	3,677	4.3
Impairment of goodwill	—	—	56,492	66.1
Loss on disposal of assets, net (5)	64	0.1	—	—
Total consolidated operating expenses (5)	111,348	97.2	143,088	167.4
Consolidated operating income (loss)	3,240	2.8	(57,610)	(67.4)
Interest expense (5)	(2,451)	(2.1)	(2,844)	(3.3)
(Provision for) benefit from income taxes (5)	(44)	—	1,297	1.5
Net income (loss) from continuing operations	745	0.7	(59,157)	(69.2)
Net loss from discontinued operations, net of income taxes	(860)	(0.8)	(2,641)	(3.1)
Net loss (5)	$(115)	(0.1)	$(61,798)	(72.3)
Income (loss) per share of common stock–basic and diluted:
Continuing operations	$0.02		$(1.40)
Discontinued operations	$(0.02)		$(0.06)
Net loss per share (6)	$—		$(1.47)
Weighted average shares of common stock outstanding:
Basic	42,321		42,173
Diluted	54,458		42,173

(1)	Percentage is calculated as segment net revenue divided by consolidated net revenue.
(2)	Percentage is calculated as a percentage of the respective segment net revenue.
(3)	Includes depreciation expense of $1.3 million and $1.1 million for the three months ended March 31, 2021 and 2020, respectively.
(4)

Primarily amortization of intangible assets. Total depreciation and amortization expense for Phoenix, including depreciation expense captured in cost of revenue, was $1.8 million and $1.7 million for the three months ended March 31, 2021 and 2020, respectively.

(5)	Percentage is calculated as a percentage of consolidated net revenue.
(6)	Amounts may not add due to rounding.

Net Revenue

	Three Months Ended March 31,
(in thousands)	2021	2020	$ Change	% Change
Faneuil	$84,424	$58,825	$25,599	43.5%
Phoenix	30,164	26,653	3,511	13.2
Consolidated net revenue	$114,588	$85,478	$29,110	34.1%

Faneuil Net Revenue

Faneuil net revenue for the three months ended March 31, 2021 was $84.4 million, an increase of $25.6 million, or 43.5%, compared to net revenue of $58.8 million for the three months ended March 31, 2020. The increase was mainly attributable to a $23.4 million increase in new customer contracts and $6.6 million net increase in existing customers mostly due to increased call center volumes for expanded call center services provided, partially offset by a $4.4 million reduction driven by the completion of customer contracts.

The following table reflects the amount of Faneuil’s backlog, which represents multi-year contract deliverables, by the year Faneuil expects to recognize such net revenue:

	As of March 31,
(in millions)	2021	2020
Within one year	$217.1	$225.6
Between one year and two years	160.6	146.5
Between two years and three years	120.1	102.6
Between three years and four years	53.8	63.4
Thereafter	35.0	69.1
Total Faneuil backlog	$586.6	$607.2

Phoenix Net Revenue

Phoenix net revenue for the three months ended March 31, 2021 was $30.2 million, an increase of $3.5 million, or 13.2%, compared to net revenue of $26.7 million for the three months ended March 31, 2020. The increase was primarily attributable to higher component sales primarily related to trade, somewhat offset by lower packaging sales.

The following table reflects the amount of Phoenix’s backlog, which represents executed contracts that contain minimum volume commitments over multiple years for future product deliveries, by the year Phoenix expects to recognize such net revenue:

	As of March 31,
(in millions)	2021	2020
Within one year	$73.7	$70.7
Between one year and two years	68.9	59.8
Between two years and three years	51.6	50.2
Between three years and four years	43.3	132.9
Thereafter	73.2	—
Total Phoenix backlog	$310.7	$313.6

For further discussion of our subsidiaries’ backlog, see “Part II, Item 1A. Risk Factors - Risks Related to our Business Generally and our Common Stock - We may not receive the full amounts estimated under the contracts in our backlog, which could reduce our net revenue in future periods below the levels anticipated. This makes backlog an uncertain indicator of future operating results.”

Cost of Revenue

	Three Months Ended March 31,
(in thousands)	2021	2020	$ Change	% Change
Faneuil	$70,161	$50,337	$19,824	39.4%
As a percentage of segment net revenue	83.1%	85.6%
Phoenix	23,323	19,963	3,360	16.8
As a percentage of segment net revenue	77.3%	74.9%
Consolidated cost of revenue	$93,484	$70,300	$23,184	33.0%

Faneuil Cost of Revenue

Faneuil cost of revenue for the three months ended March 31, 2021 was $70.2 million, an increase of $19.8 million, or 39.4%, compared to cost of revenue of $50.3 million for the three months ended March 31, 2020. The increase in cost of revenue was a direct result of the increased net revenue. During the three months ended March 31, 2021, as compared to the three months ended March 31, 2020, cost of revenue as a percentage of segment net revenue decreased to 83.1% from 85.6%, respectively, as a result of several short-term contracts, which yielded a higher profit margin.

Phoenix Cost of Revenue

Phoenix cost of revenue for the three months ended March 31, 2021 was $23.3 million, an increase of $3.4 million, or 16.8%, compared to cost of revenue of $20.0 million for the three months ended March 31, 2020. During the three months ended March 31, 2021, as compared to the three months ended March 31, 2020, cost of revenue as a percentage of segment net revenue increased to 77.3% from 74.9%. Phoenix experiences normal fluctuations to cost of revenue as a percentage of net revenue as a result of changes to the mix of products sold.  Additionally, certain costs do not fluctuate directly with net revenue.

Selling, General, and Administrative Expense

	Three Months Ended March 31,
(in thousands)	2021	2020	$ Change	% Change
Faneuil	$9,421	$7,964	$1,457	18.3%
Phoenix	2,913	3,648	(735)	(20.1)
ALJ	1,807	1,007	800	79.4
Consolidated selling, general and administrative expense	$14,141	$12,619	$1,522	12.1%

Faneuil Selling, General, and Administrative Expense

Faneuil selling, general, and administrative expense for the three months ended March 31, 2021 was $9.4 million, an increase of $1.5 million, or 18.3%, compared to selling, general, and administrative expense of $8.0 million for the three months ended March 31, 2020. The increase was primarily attributable to higher salaries and the expansion of software solutions to improve Faneuil’s customer experience and support call center efficiencies. During the three months ended March 31, 2021 compared to the three months ended March 31, 2020, selling, general, and administrative expense as a percentage of segment net revenue decreased to 11.2% from 13.5%. Certain selling, general, and administrative expenses do not fluctuate directly with net revenue. As such, we expect selling, general, and administrative expense as a percentage of segment net revenue to fluctuate.

Phoenix Selling, General, and Administrative Expense

Phoenix selling, general, and administrative expense for the three months ended March 31, 2021 was $2.9 million, a decrease of $0.7 million, or 20.1%, compared to selling, general, and administrative expense of $3.6 million for the three months ended March 31, 2020. The decrease was mainly attributable to the onetime bad debt allowance of $0.3 million recorded during the three months ended March 31, 2020 as a result of a Phoenix customer’s bankruptcy reorganization, and lower travel expenses.  Selling, general, and administrative expense as a percentage of segment net revenue decreased to 9.7% for the three months ended March 31, 2021 from 13.7% for the three months ended March 31, 2020, which was mainly attributable to the increase in net revenue and the previously mentioned bad debt allowance. Certain selling, general, and administrative expenses do not fluctuate directly with net revenue. As such, we expect selling, general, and administrative expense as a percentage of segment net revenue to fluctuate.

ALJ Selling, General, and Administrative Expense

ALJ selling, general, and administrative expense for the three months ended March 31, 2021 was $1.7 million, an increase of $0.8 million, or 79.4%, compared to selling, general, and administrative expense of $1.0 million for the three months ended March 31, 2020. The increase was mainly attributable to a $0.4 million increased bonus accrual and a $0.3 million non-cash banking fee as part of the Eighth Amendment to our Financing Agreement.  We expect selling, general, and administrative expense to fluctuate in the future as we comply with SEC reporting requirements and regulations and allocate certain expenses to our subsidiaries.

Depreciation and Amortization Expense

	Three Months Ended March 31,
(in thousands)	2021	2020	$ Change	% Change
Faneuil	$3,126	$3,117	$9	0.3%
Phoenix	533	560	(27)	(4.8)
Consolidated depreciation and amortization expense	$3,659	$3,677	$(18)	(0.5)%

Faneuil Depreciation and Amortization Expense

Faneuil depreciation and amortization expense was $3.1 million for both the three months ended March 31, 2021 and 2020.  Because certain Faneuil contracts require capital investments, Faneuil depreciation and amortization expense is impacted by the timing of new contracts and the completion of existing contracts.

Phoenix Depreciation and Amortization Expense

Phoenix depreciation and amortization expense consists primarily of amortization of acquisition-related intangible assets. Depreciation and amortization expense was consistent at $0.5 million and $0.6 million for the three months ended March 31, 2021 and March 31, 2020, respectively.

Interest Expense

Interest expense for the three months ended March 31, 2021 was $2.5 million, a decrease of $0.4 million, or 13.8%, compared to $2.8 million for the three months ended March 31, 2020.  The decrease was mainly attributable to decreased weighted-average outstanding balance on our line of credit as we were able to fund working capital requirements from operations rather than borrowing on our line of credit, and to a lesser extent, reduced amortization of deferred loan costs.

Provision for (Benefit from) Income Taxes

We recorded a provision for income taxes of less than $0.1 million for the three months ended March 31, 2021 compared to a benefit from income taxes of $1.3 million for the three months ended March 31, 2020.  The provision for income taxes for the three months ended March 31, 2021 was a result of generating state taxable income.  Our benefit from income taxes for the three months ended March 31, 2020 was the result of generating state taxable income, offset by changes to the valuation allowance recorded against net deferred tax assets.

ALJ did not record a provision for or benefit from income taxes for discontinued operations during either the three months ended March 31, 2021 or the three months ended March 31, 2020.

Net Loss from Discontinued Operations

As a result of the sale of Carpets in February 2021, we recognized a net loss from discontinued operations of $0.9 million during the three months ended March 31, 2021, of which $0.8 million was attributable to the onetime loss on the sale of Carpets, and $2.6 million during the three months ended March 31, 2020, which was fully attributable to the operations of Carpets.

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

	Three Months Ended March 31,
(in thousands)	2021	2020	$ Change	% Change
Faneuil	$5,004	$1,372	$3,632	264.7%
Phoenix	5,252	4,178	1,074	25.7
ALJ	(1,378)	(894)	(484)	(54.1)
Segment adjusted EBITDA	$8,878	$4,656	$4,222	90.7%

Faneuil Segment Adjusted EBITDA

Faneuil segment adjusted EBITDA was $5.0 million for the three months ended March 31, 2021 compared to $1.4 million for the three months ended March 31, 2020.  Segment adjusted EBITDA increased $3.6 million, or 264.7%, driven by the startup of new contracts, operational improvements at existing contracts, reduced costs for medical and workers compensation claims, offset somewhat by continuing losses for one healthcare contract.

Phoenix Segment Adjusted EBITDA

Phoenix recognized segment adjusted EBITDA of $5.3 million for the three months ended March 31, 2021 compared to $4.2 million for the three months ended March 31, 2020. Segment adjusted EBITDA increased by $1.1 million, or 25.7%, as a result of higher volumes from components and books as well as lower overall expenses.

ALJ Segment Adjusted EBITDA

ALJ segment adjusted EBITDA loss for the three months ended March 31, 2021 was ($1.4) million compared to segment adjusted EBITDA loss of ($0.9) million for the three months ended March 31, 2020. ALJ segment adjusted EBITDA loss for three months ended March 31, 2021 was impacted by an increased bonus accrual.

Six Months Ended March 31, 2021 Compared to Six Months Ended March 31, 2020

The following table sets forth certain Condensed Consolidated Statements of Operations data as a percentage of net revenue for each period as follows:

	Six Months Ended March 31, 2021		Six Months Ended March 31, 2020
		% of		% of
(in thousands, except per share amounts)	Dollars	Net Revenue	Dollars	Net Revenue
Net revenue (1)
Faneuil	$170,393	75.5%	$117,392	70.6%
Phoenix	55,332	24.5	48,777	29.4
Consolidated net revenue	225,725	100.0	166,169	100.0
Cost of revenue (2)
Faneuil	144,038	84.5	100,509	85.6
Phoenix (3)	42,605	77.0	37,726	77.3
Consolidated cost of revenue	186,643	82.7	138,235	83.2
Selling, general, and administrative expense (2)
Faneuil	17,902	10.5	14,414	12.3
Phoenix	6,065	11.0	6,474	13.3
ALJ	3,481	—	2,170	—
Consolidated selling, general, and administrative expense	27,448	12.2	23,058	13.9
Depreciation and amortization expense (2)
Faneuil	6,340	3.7	6,515	5.5
Phoenix (4)	1,066	1.9	1,128	2.3
Consolidated depreciation and amortization expense	7,406	3.3	7,643	4.6
Impairment of goodwill	—	—	56,492	34.0
(Gain) loss on disposal of assets and other gain, net (5)	(2)	—	2	—
Total consolidated operating expenses (5)	221,495	98.1	225,430	135.7
Consolidated operating income (loss)	4,230	1.9	(59,261)	(35.7)
Interest expense (5)	(5,033)	(2.2)	(5,408)	(3.3)
Interest from legal settlement (5)	—	—	200	0.1
(Provision for) benefit from income taxes (5)	(336)	(0.1)	1,257	0.8
Net loss from continuing operations	(1,139)	(0.5)	(63,212)	(38.0)
Net loss from discontinued operations, net of income taxes	(1,063)	(0.5)	(2,863)	(1.7)
Net loss (5)	$(2,202)	(1.0)	$(66,075)	(39.8)
Loss per share of common stock–basic and diluted:
Continuing operations	$(0.03)		$(1.50)
Discontinued operations	$(0.03)		$(0.07)
Net loss per share (6)	$(0.05)		$(1.57)

Weighted average shares of common stock outstanding–basic and diluted:	42,319		42,173

(1)	Percentage is calculated as segment net revenue divided by consolidated net revenue.
(2)	Percentage is calculated as a percentage of the respective segment net revenue.
(3)	Includes depreciation expense of $2.6 million and $2.2 million for the six months ended March 31, 2021 and 2020, respectively.
(4)

Primarily amortization of intangible assets. Total depreciation and amortization expense for Phoenix, including depreciation expense captured in cost of revenue, was $3.6 million and $3.4 million for the six months ended March 31, 2021 and 2020, respectively.

(5)	Percentage is calculated as a percentage of consolidated net revenue.
(6)	Amounts may not add due to rounding.

Net Revenue

	Six Months Ended March 31,
(in thousands)	2021	2020	$ Change	% Change
Faneuil	$170,393	$117,392	$53,001	45.1%
Phoenix	55,332	48,777	6,555	13.4
Consolidated net revenue	$225,725	$166,169	$59,556	35.8%

Faneuil Net Revenue

Faneuil net revenue for the six months ended March 31, 2021 was $170.4 million, an increase of $53.0 million, or 45.1%, compared to net revenue of $117.4 million for the six months ended March 31, 2020. The increase was mainly attributable to a $50.2 million increase in new customer contracts and a $12.5 million net increase in existing customers mostly due to open enrollment volumes for healthcare contracts and expanded call center services provided, partially offset by a $9.7 million reduction driven by the completion of customer contracts.

Phoenix Net Revenue

Phoenix net revenue for the six months ended March 31, 2021 was $55.3 million, an increase of $6.6 million, or 13.4%, compared to net revenue of $48.8 million for the six months ended March 31, 2020. The increase was primarily attributable to higher component sales primarily related to trade and book sales.

Cost of Revenue

	Six Months Ended March 31,
(in thousands)	2021	2020	$ Change	% Change
Faneuil	$144,038	$100,509	$43,529	43.3%
As a percentage of segment net revenue	84.5%	85.6%
Phoenix	42,605	37,726	4,879	12.9
As a percentage of segment net revenue	77.0%	77.3%
Consolidated cost of revenue	$186,643	$138,235	$48,408	35.0%

Faneuil Cost of Revenue

Faneuil cost of revenue for the six months ended March 31, 2021 was $144.0 million, an increase of $43.5 million, or 43.3%, compared to cost of revenue of $100.5 million for the six months ended March 31, 2020. The increase in cost of revenue was a direct result of the increased net revenue. During the six months ended March 31, 2021, as compared to the six months ended March 31, 2020, cost of revenue as a percentage of segment net revenue decreased slightly from 84.5% and 85.6%, respectively, as a result of several short-term contracts, which yield a higher profit margin.

Phoenix Cost of Revenue

Phoenix cost of revenue for the six months ended March 31, 2021 was $42.6 million, an increase of $4.9 million, or 12.9%, compared to cost of revenue of $37.7 million for the six months ended March 31, 2020. During the six months ended March 31, 2021, as compared to the six months ended March 31, 2020, cost of revenue as a percentage of segment net revenue remained consistent at 77.0% and 77.3%, respectively. Phoenix experiences normal fluctuations to cost of revenue as a percentage of net revenue as a result of changes to the mix of products sold.  Additionally, certain costs do not fluctuate directly with net revenue.

Selling, General, and Administrative Expense

	Six Months Ended March 31,
(in thousands)	2021	2020	$ Change	% Change
Faneuil	$17,902	$14,414	$3,488	24.2%
Phoenix	6,065	6,474	(409)	(6.3)
ALJ	3,481	2,170	1,311	60.4
Consolidated selling, general and administrative expense	$27,448	$23,058	$4,390	19.0%

Faneuil Selling, General, and Administrative Expense

Faneuil selling, general, and administrative expense for the six months ended March 31, 2021 was $17.9 million, an increase of $3.5 million, or 24.2%, compared to selling, general, and administrative expense of $14.4 million for the six months ended March 31, 2020. The increase was primarily attributable to certain nonrecurring transactions during the six months ended March 31, 2020, including $1.3 million recovery of litigation loss slightly offset by $0.8 million loan amendment fees.  The remaining increase was attributable to higher salaries and the expansion of software solutions to improve Faneuil’s customer experience and support call center efficiencies. During the six months ended March 31, 2021 compared to the six months ended March 31, 2020, selling, general, and administrative expense as a percentage of segment net revenue decreased to 10.5% from 12.3%. Certain selling, general, and administrative expenses do not fluctuate directly with net revenue. As such, we expect selling, general, and administrative expense as a percentage of segment net revenue to fluctuate.

Phoenix Selling, General, and Administrative Expense

Phoenix selling, general, and administrative expense for the six months ended March 31, 2021 was $6.1 million, a decrease of $0.4 million, or 6.3%, compared to selling, general, and administrative expense of $6.5 million for the six months ended March 31, 2020. The decrease was mainly attributable to the $0.3 million bad debt allowance recorded during the six months ended March 31, 2020 as a result of a Phoenix customer’s bankruptcy reorganization. Selling, general, and administrative expense as a percentage of segment net revenue decreased to 11.0% for the six months ended March 31, 2021 from 13.3% for the six months ended March 31, 2020, which was mainly attributable to the increase in net revenue. Certain selling, general, and administrative expenses do not fluctuate directly with net revenue. As such, we expect selling, general, and administrative expense as a percentage of segment net revenue to fluctuate.

ALJ Selling, General, and Administrative Expense

ALJ selling, general, and administrative expense for the six months ended March 31, 2021 was $3.5 million, an increase of $1.3 million, or 60.4%, compared to selling, general, and administrative expense of $2.2 million for the six months ended March 31, 2020. The increase was mainly attributable to a $0.8 million increased bonus accrual and a $0.6 million non-cash banking fee as part of the Eighth Amendment to our Financing Agreement. We expect selling, general, and administrative expense to fluctuate in the future as we comply with SEC reporting requirements and regulations and allocate certain expenses to our subsidiaries.

Depreciation and Amortization Expense

	Six Months Ended March 31,
(in thousands)	2021	2020	$ Change	% Change
Faneuil	$6,340	$6,515	$(175)	(2.7)%
Phoenix	1,066	1,128	(62)	(5.5)
Consolidated depreciation and amortization expense	$7,406	$7,643	$(237)	(3.1)%

Faneuil Depreciation and Amortization Expense

Faneuil depreciation and amortization expense for the six months ended March 31, 2021 was $6.3 million, a decrease of $0.2 million, or 2.7%, compared to depreciation and amortization expense of $6.5 million for the six months ended March 31, 2020.  The decrease was attributable to leasehold improvements for one large call center that were fully amortized. Because certain Faneuil contracts require capital investments, Faneuil depreciation and amortization expense is impacted by the timing of new contracts and the completion of existing contracts.

Phoenix Depreciation and Amortization Expense

Phoenix depreciation and amortization expense consists primarily of amortization of acquisition-related intangible assets. Depreciation and amortization expense was consistent at $1.1 for both the six months ended March 31, 2021 and March 31, 2020.

Impairment of Goodwill

As a result of the decline in ALJ’s market capitalization, downward economic pressure, declines in actual and forecasted results of operations including the estimated effects of COVID-19, management determined that it was more likely than not that the fair value of goodwill for all reporting units was below each reporting unit’s respective carrying amount. As such, management performed an interim impairment test as of March 31, 2020, based on discounted cash flows, which were derived from internal forecasts and more cautious economic expectations for all reporting units.

As a result of the interim test, ALJ recognized a non-cash impairment of goodwill totaling $56.5 million during the six months ended March 31, 2020.

Interest Expense

Interest expense for the six months ended March 31, 2021 was $5.0 million, a decrease of $0.4 million, or 6.9%, compared to $5.4 million for the six months ended March 31, 2020.  The decrease was mainly attributable to decreased weighted-average outstanding balance on our line of credit as we were able to fund working capital requirements from operations rather than borrowing on our line of credit, and to a lesser extent, reduced amortization of deferred loan costs.

Interest from Legal Settlement

During the six months ended March 31, 2020, Faneuil received a onetime $1.5 million settlement, of which $0.2 million was attributable to interest. See “Part I, Item 1. Financial Statements – Note 9. Commitments and Contingencies.”

Provision for Income Taxes

ALJ recorded a provision for income taxes from continuing operations of $0.3 million and a benefit for income taxes from continuing operations of $1.3 million for the six months ended March 31, 2021 and 2020, respectively. ALJ’s effective tax rate for the six months ended March 31, 2021 was (42.0%), as a result of generating state taxable income, offset by changes to the valuation allowance recorded against net deferred tax assets. ALJ’s effective tax rate for the six months ended March 31, 2020 was 2.0%, which was also due to generating state taxable income, offset by changes to the valuation allowance recorded against net deferred tax assets.  The decrease in ALJ’s effective tax rate was attributable to a decrease in forecasted pre-tax losses, as well as changes to the valuation allowance recorded against net deferred tax assets.

ALJ did not record a provision for or benefit from income taxes for discontinued operations during the six months ended March 31, 2021 or the six months ended March 31, 2020.

Net Income (Loss) from Discontinued Operations

As a result of the sale of Carpets in February 2021, we recognized a net loss from discontinued operations of $1.1 million during the six months ended March 31, 2021, of which $0.8 million was attributable to the onetime loss on the sale of Carpets, and $2.9 million during the three months ended March 31, 2020, which was fully attributable to the operations of Carpets.

Segment Adjusted EBITDA

	Six Months Ended March 31,
(in thousands)	2021	2020	$ Change	% Change
Faneuil	$8,641	$3,025	$5,616	185.7%
Phoenix	9,298	7,018	2,280	32.5
ALJ	(2,620)	(1,949)	(671)	(34.4)
Segment adjusted EBITDA	$15,319	$8,094	$7,225	89.3%

Faneuil Segment Adjusted EBITDA

Faneuil segment adjusted EBITDA for the six months ended March 31, 2021 was $8.6 million compared to segment adjusted EBITDA of $3.0 million for the six months ended March 31, 2020. Faneuil segment adjusted EBITDA for the six months ended March 31, 2021 was driven by the startup of new contracts, operational improvements at existing contracts, reduced costs for medical and workers compensation claims, offset somewhat by continuing losses for one healthcare contract.

Phoenix Segment Adjusted EBITDA

Phoenix segment adjusted EBITDA for the six months ended March 31, 2021 was $9.3 million compared to segment adjusted EBITDA of $7.0 million for the six months ended March 31, 2020. Phoenix segment adjusted EBITDA for the six months ended March 31, 2021 benefitted from higher volumes from trade components and books.

ALJ Segment Adjusted EBITDA

ALJ segment adjusted EBITDA loss for the six months ended March 31, 2021 was ($2.6) million compared to segment adjusted EBITDA loss of ($1.9) million for the six months ended March 31, 2020. ALJ segment adjusted EBITDA loss for six months ended March 31, 2021 was impacted by an increased bonus accrual.

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

Liquidity and Capital Resources

Historically, our principal sources of liquidity have been cash provided by operations and borrowings under various debt arrangements. At March 31, 2021, our principal sources of liquidity included cash and cash equivalents of $4.6 million and an unused borrowing capacity of $17.1 million on our line of credit. Our principal uses of cash have been for acquisitions, capital expenditures to support Faneuil’s customers, and to pay down debt. We anticipate these uses will continue to be our principal uses of liquidity in the future.

Global financial and credit markets have been volatile in recent years and has been further exacerbated by COVID-19 since March 2020. Future adverse conditions of these markets could negatively affect our ability to secure funds or raise capital at a reasonable cost or at all. For additional discussion of our various debt arrangements see Contractual Obligations below.

In summary, our cash flows for each period were as follows:

	Six Months Ended March 31,
(in thousands)	2021	2020
Cash provided by (used for) operating activities	$11,122	$(3,015)
Cash used for investing activities	(3,704)	(2,882)
Cash (used for) provided by financing activities	(8,902)	4,467
Change in cash and cash equivalents	$(1,484)	$(1,430)

For the six months ended March 31, 2021, we recognized a net loss of $2.2 million, generated cash from operating activities of $11.1 million, used cash for investing activities of $3.7 million, and used cash for financing activities of $8.9 million.

For the six months ended March 31, 2020, we recognized net loss of $66.1 million, which included a non-recurring impairment of goodwill of $56.5 million, used cash for operating activities of $3.0 million and investing activities of $2.9 million, which was offset by cash provided by financing activities of $4.5 million.

Operating Activities

Cash provided by operating activities of $11.1 million during the six months ended March 31, 2021 was the result of our $2.2 million net loss, $12.1 million addback of net non-cash expenses, and $1.2 million of net cash provided by changes in operating assets and liabilities. The most significant component of net non-cash expenses was depreciation and amortization expense of $10.0 million. The most significant components of changes in operating assets and liabilities were mostly attributable to the timing of Faneuil’s significant new customer implementations and included accounts receivable of $1.9 million, prepaid expenses, collateral deposits, and other current assets of $1.6 million, and other current liabilities and other non-current liabilities of $3.7 million, which provided cash, partially offset by accounts payable of $2.9 million, and deferred revenue and customer deposits of $2.8 million, which used cash.  The CARES Act allowed us to defer payment for $8.4 million of payroll-related taxes, of which $4.2 million is recorded in accrued expenses and $4.2 million is recorded in other non-current liabilities at March 31, 2021.

Cash used for operating activities of $3.0 million during the six months ended March 31, 2020 was the result of our $66.1 million net loss, $67.0 million addback of net non-cash expenses, and $3.9 million of net cash used for changes in operating assets and liabilities. The most significant components of net non-cash expenses were the impairment of goodwill of $56.5 million, depreciation and amortization expense of $9.9 million, $0.7 million fair value of warrants issued in connection with loan amendments, and amortization of deferred loan costs of $0.6 million, offset by a $1.4 million deferred tax benefit. The most significant components of changes in operating assets and liabilities were mostly attributable to the timing of Faneuil’s significant new customer implementations and included accounts receivable of $9.1 million, prepaid expenses, collateral deposits, and other current assets of $6.7 million, which used cash, offset by deferred revenue and customer deposits of $4.5 million, accounts payable of $3.8 million, and accrued expenses of $1.9 million, which provided cash.

Cash provided by operations for the six months ended March 31, 2021 compared to cash used for operations for the six months ended March 31, 2020, was impacted by the deferral of payroll-related taxes under the CARES Act.

Investing Activities

For the six months ended March 31, 2021, our investing activities used $3.7 million of cash, of which $2.6 million was used to purchase equipment, software, and leasehold improvements for Faneuil’s new and existing customers, and $1.6 million was used to purchase capital equipment in the normal course of operations, offset by $0.4 million cash proceeds from the sale of Carpets.

For the six months ended March 31, 2020, our investing activities used $2.9 million of cash, of which $1.5 million was used to purchase equipment, software and leasehold improvements for Faneuil’s new and existing customers, and $1.4 million was used to purchase capital equipment in the normal course of operations.

Cash used for investing activities for the six months ended March 31, 2021 compared to the six months ended March 31, 2020 increased due to the timing of capital requirement to support Faneuil’s customers.

Financing Activities

For the six months ended March 31, 2021, our financing activities used $8.9 million of cash.  We used $2.3 million to pay down our line of credit, $1.4 million for capital lease payments, and $5.2 million to pay down our term loans.

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

Cash used for financing activities for the six months ended March 31, 2021 compared to cash provided by financing activities for the six months ended March 31, 2020 was impacted by quarterly payments on our term loans and managing our line of credit and day-to-day working capital needs.

Contractual Obligations

The following table summarizes our significant contractual obligations at March 31, 2021, and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments due by Period
		Less Than	One – Three	Four – Five	More than Five
(in thousands)	Total	One Year	Years	Years	Years
Term loan with quarterly principal payments (1)	$67,034	$8,200	$58,834	$—	$—
Operating lease obligations (2)	40,658	5,025	11,331	10,049	14,253
Line of credit (1)	12,097	—	12,097	—	—
Other liabilities (3)	11,062	2,810	8,252	—	—
Finance lease obligations (1)	3,912	1,931	1,981	—	—
Term loans with no quarterly principal payments (1)	10,719	—	10,719	—	—
Equipment financing agreements (1)	4,404	3,323	1,081	—	—
Total contractual cash obligations (4)	$149,886	$21,289	$104,295	$10,049	$14,253

(1)	Refer to “Part I, Item 1. Financial Statements – Note 8. Debt.”
(2)	Refer to “Part I, Item 1. Financial Statements – Note 9. Commitments and Contingencies.”
(3)

Amounts represent future cash payments to satisfy our short- and long-term workers’ compensation reserve, short- and long-term acquisition-related deferred and contingent liabilities, and other long-term liabilities recorded on our consolidated balance sheets. It excludes deferred revenue and non-cash items. Short- and long-term acquisition-related deferred and contingent payments are included in the table at total fair value, as defined by generally accepted accounting principles, of $3.5 million. As of March 31, 2021, the total maximum amount of acquisition-related deferred and contingent cash payments was $5.0 million.

(4)

Total excludes contractual obligations already recorded on our consolidated balance sheets as current liabilities, except for the short-term portions of our term loan, short-term portion of acquisition-related deferred and contingent payments, equipment financing agreement, and workers’ compensation reserve.

Off-Balance Sheet Arrangements

At March 31, 2021, we had two types of off-balance sheet arrangements.

Surety Bonds. As part of Faneuil’s normal course of operations, certain customers require surety bonds guaranteeing the performance of a contract. At March 31, 2021, the face value of such surety bonds, which represents the maximum cash payments that Faneuil would have to make under certain circumstances of non-performance, was approximately $41.5 million.

Letters of Credit. ALJ had letters of credit totaling $3.3 million outstanding at March 31, 2021.

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

For a complete summary of our significant accounting policies, please refer to “Part IV. Exhibits, Financial Statement Schedules –Note 2. Summary of Significant Accounting Policies,” included in our Fiscal 2020 Form 10-K. As a result of adopting ASC 842, we revised our accounting policy for leases. See further discussion at “Part I, Item 1. Financial Statements – Note 2. Recent Accounting Standards.”  There were no other changes to our accounting policies during the six months ended March 31, 2021.

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

Matters relating to employment and labor laws and prevailing wage standards may adversely affect our business.

The industries in which Faneuil competes is labor intensive and governed by various federal and state labor laws with respect to its relationship with its employees. Faneuil’s ability to meet its labor needs on a cost-effective basis is subject to numerous external factors, including the availability of qualified personnel in the workforce in the local markets in which it operates, unemployment levels within those markets, prevailing wage rates, health and other insurance costs and changes in employment and labor laws. Such laws related to employee hours, wages, job classification and benefits could significantly increase Faneuil’s operating costs. Faneuil is also subject to employee claims against it based on such laws and other actions or inactions of its employees. Some or all of these claims may give rise to litigation, including class action litigation under the Fair Labor Standards Act and state wage and hour lawsuits. Such class action lawsuits are typically brought by specialized plaintiff law firms who often seek large settlements based entirely on the number of potential plaintiffs in a class, whether or not there is any basis for the claims that they make on behalf of their clients, most of whom do not believe themselves to be aggrieved nor seek recourse until solicited. Due to the inherent uncertainties of litigation, Faneuil may not be able to accurately determine the impact on it of any future adverse outcome of such proceedings. The ultimate resolution of these matters could have a material adverse impact on Faneuil’s financial condition, results of operations, and liquidity. In addition, regardless of the outcome, these proceedings could result in substantial cost to Faneuil and may require Faneuil to devote substantial resources to defend itself.

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

The extent to which COVID-19 will impact our business and our financial results will depend on future developments, which are highly uncertain and cannot be predicted with certainty. Such developments may include the ongoing spread of the virus, the vaccination rates, the emergence of new variants, the severity of the disease, the duration of the outbreak and the type and duration of actions that may be taken by various governmental authorities in response to the outbreak and the impact on the economy. As a result, at the time of this filing, it is not possible to predict the overall impact of COVID-19 on our business, liquidity, and financial results.

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

Our financing documents contain affirmative and negative financial covenants restricting ALJ, Faneuil, and Phoenix. Specifically, our loan facilities covenants restrict ALJ, Faneuil, and Phoenix from:

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

As of March 31, 2021, $89.9 million of our current borrowings under the Cerberus Term Loan, Cerberus/PNC Revolver, and potential future borrowings are, and may continue to be, at variable rates of interest, tied to LIBOR or the Prime Rate of interest, thus exposing us to interest rate risk. Such rates tend to fluctuate based on general economic conditions, general interest rates, Federal Reserve rates and the supply of and demand for credit in the relevant interbanking market. In recent years, the Fed has incrementally changed the target range for the federal funds rate. Changes in the interest rate generally, and particularly when coupled with any significant variable rate indebtedness, could materially adversely impact our interest expense. If interest rates changed in the future by 100 basis points, based on our current borrowings as of March 31, 2021, our interest expense would increase or decrease by $0.9 million per year.

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

As of March 31, 2021, both of our subsidiaries had a significant backlog. Our backlog is typically subject to large variations from quarter to quarter and comparisons of backlog from period to period are not necessarily indicative of future revenue. The contracts comprising our backlog may not result in actual revenue in any particular period or at all, and the actual revenue from such contracts may differ from our backlog estimates. The timing of receipt of revenue, if any, for projects included in backlog could change because many factors affect the scheduling of projects. In certain instances, customers may have the right to cancel, reduce or defer amounts that we have in our backlog, which could negatively affect our future revenue. The failure to realize all amounts in our backlog could adversely affect our revenue and gross margins. As a result, our subsidiaries’ backlog as of any particular date may not be an accurate indicator of our future revenue or earnings.

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

Our executive officers and directors and their affiliated entities together beneficially owned approximately 57.9% of our outstanding common stock at May 1, 2021. Jess Ravich, our current Chief Executive Officer, beneficially owned approximately 49.6% of our common stock as of May 1, 2021. As a result, these stockholders, if they act together or in a block, could have significant influence over most matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions, even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

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

Your share ownership may be diluted by the issuance of additional shares of our common or preferred stock or securities convertible into common or preferred stock in the future. As of March 31, 2021, a total of 1,465,000 shares of our common stock are issuable pursuant to outstanding options issued by us at a weighted-average exercise price of $3.54, and 2,907,529 shares of our common stock are issuable pursuant to outstanding warrants at a weighted-average exercise price of $1.11. As of March 31, 2021, ALJ had debt that was convertible into approximately 11,158,000 shares of common stock at the discretion of the debt holder.  It is probable that options or warrants to purchase our common stock, or debt that is convertible into common stock, will be exercised during their respective terms if the fair market value of our common stock exceeds the exercise price of the particular option or warrant. If the stock options or warrants are exercised, your share ownership will be diluted. Additionally, options to purchase up to 1,335,000 shares of ALJ common stock are available for grant under our existing equity compensation plans as of March 31, 2021.

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

Date: May 12, 2021
/s/ Jess Ravich
Jess Ravich
Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2021
/s/ Brian Hartman
Brian Hartman
Chief Financial Officer
(Principal Financial Officer)