Form 10-Q
period 2021-06-30
ALJ REGIONAL HOLDINGS INC
filed 2021-08-12
CIK 1438731

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2021

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

The number of shares of common stock, $0.01 par value per share, outstanding as of August 1, 2021 was 42,321,048.

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

ALJ REGIONAL HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED JUNE 30, 2021

PART I. FINANCIAL INFORMATION

Item 1 - Financial Statements

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	June 30,	September 30,
	2021	2020
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$8,415	$6,050
Accounts receivable, net of allowance for doubtful accounts of $154 and $1,033 at June 30, 2021 and September 30, 2020, respectively	52,601	56,487
Inventories, net	6,600	6,232
Prepaid expenses and other current assets	8,361	9,015
Current assets of discontinued operations	—	4,828
Total current assets	75,977	82,612
Property and equipment, net	67,236	67,785
Operating lease right-of-use assets	30,736	—
Intangible assets, net	31,716	35,552
Collateral deposits	487	424
Other assets	1,450	2,887
Long-term assets of discontinued operations	—	984
Total assets	$207,602	$190,244
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,308	$16,224
Accrued expenses	22,456	19,140
Income taxes payable	273	9
Deferred revenue and customer deposits	5,464	8,583
Term loans, net of deferred loan costs - current installments	2,675	9,827
Finance lease obligations - current installments	810	2,437
Operating lease obligations - current installments	5,035	—
Current portion of workers' compensation reserve	710	960
Other current liabilities	4,311	60
Current liabilities of discontinued operations	—	3,351
Total current liabilities	56,042	60,591
Line of credit, net of deferred loan costs	—	13,753
Term loans, less current portion, net of deferred loan costs	94,187	73,482
Deferred revenue, less current portion	590	2,358
Workers' compensation reserve, less current portion	1,887	1,842
Finance lease obligations, less current installments	540	2,900
Operating lease obligations, less current installments	34,432	—
Deferred tax liabilities, net	1,025	987
Other non-current liabilities	7,502	16,669
Long-term liabilities of discontinued operations	—	606
Total liabilities	196,205	173,188
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.01 par value; authorized – 100,000 shares; 42,321 and 42,298 issued and outstanding at June 30, 2021 and September 30, 2020, respectively	423	423
Additional paid-in capital	288,240	288,193
Accumulated deficit	(277,266)	(271,560)
Total stockholders’ equity	11,397	17,056
Total liabilities and stockholders’ equity	$207,602	$190,244

See accompanying notes

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Net revenue	$103,460	$86,077	$329,185	$252,246
Costs and expenses:
Cost of revenue	82,468	67,656	269,111	205,891
Selling, general, and administrative expense	19,607	18,102	54,461	48,804
Impairment of goodwill	—	—	—	56,492
Gain on disposal of assets, net	(189)	(301)	(191)	(299)
Total operating expenses	101,886	85,457	323,381	310,888
Operating income (loss)	1,574	620	5,804	(58,642)
Other (expense) income:
Interest expense, net	(2,623)	(2,568)	(7,656)	(7,976)
Interest from legal settlement	—	—	—	200
Loss on debt extinguishment	(2,072)	—	(2,072)	—
Total other expense, net	(4,695)	(2,568)	(9,728)	(7,776)
Loss from continuing operations before income taxes	(3,121)	(1,948)	(3,924)	(66,418)
(Provision for) benefit from income taxes	(383)	(250)	(719)	1,008
Net loss from continuing operations	(3,504)	(2,198)	(4,643)	(65,410)
Net loss from discontinued operations, net of income taxes	—	(461)	(1,063)	(3,324)
Net loss	$(3,504)	$(2,659)	$(5,706)	$(68,734)
Loss per share of common stock–basic and diluted:
Continuing operations	$(0.08)	$(0.05)	$(0.11)	$(1.55)
Discontinued operations	$—	$(0.01)	$(0.03)	$(0.08)
Loss per share (1)	$(0.08)	$(0.06)	$(0.13)	$(1.63)
Weighted average shares of common stock outstanding– basic and diluted	42,321	42,173	42,320	42,173

(1) Amounts may not add due to rounding.

See accompanying notes

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Nine Months Ended June 30,
	2021	2020
Operating activities
Net loss	$(5,706)	$(68,734)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization expense	14,912	14,676
Loss on debt extinguishment	2,072	—
Change in fair value of contingent consideration	1,100	900
Interest expense and other bank fees accreted to term loans	1,691	544
Loss on sale of Carpets	761	—
Amortization of deferred loan costs	527	787
Gain on disposal of assets, net	(191)	(299)
Stock-based compensation expense	126	312
(Reversal) provision for bad debts and obsolete inventory	(56)	945
Deferred income taxes	38	(1,448)
Impairment of goodwill	—	56,492
Fair value of warrants issued in connection with debt modification	—	716
Changes in operating assets and liabilities:
Accounts receivable, net	3,927	(11,723)
Inventories, net	(353)	(733)
Prepaid expenses and other current assets	641	(4,429)
Income tax receivable	—	895
ROU assets/ROU liabilities	(494)	—
Other assets and collateral deposits	1,374	(1,147)
Accounts payable	(1,916)	3,685
Accrued expenses	2,126	1,577
Income tax payable	264	(215)
Deferred revenue and customer deposits	(4,887)	8,112
Other current liabilities and other non-current liabilities	4,043	2,514
Discontinued operations, net	663	3,863
Cash provided by operating activities	20,662	7,290
Investing activities
Capital expenditures	(6,632)	(5,200)
Proceeds from sale of Carpets, net of transaction costs	438	—
Proceeds from sales of assets	309	1
Discontinued operations, net	(7)	(25)
Cash used for investing activities	(5,892)	(5,224)
Financing activities
Proceeds from term loan	95,000	1,500
Payments on term loans	(83,936)	(3,863)
(Payments) proceeds from line of credit, net	(14,417)	5,968
Deferred loan costs	(4,164)	(766)
Payments on finance leases	(3,987)	(2,041)
Payment of debt extinguishment penalties and other	(901)	—
Cash (used for) provided by financing activities	(12,405)	798
Change in cash and cash equivalents	2,365	2,864
Cash and cash equivalents at beginning of the year	6,050	4,529
Cash and cash equivalents at end of the year	$8,415	$7,393

See accompanying notes

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Nine Months Ended June 30,
	2021	2020
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$6,878	$6,971
Taxes	$89	$826

Non-cash investing and financing activities:
Capital equipment purchased with finance leases to be billed to customers	$—	$1,763
Capital equipment purchased with finance leases	$—	$3,490
Capital equipment purchases financed with term loans	$4,000	$—

See accompanying notes

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

(in thousands)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Common stock
Balance, beginning of period	$423	$422	$423	$422
Issuance of common stock upon cashless exercise of stock options	—	—	—	—
Balance, end of period	$423	$422	$423	$422
Additional paid in capital
Balance, beginning of period	$288,225	$287,985	$288,193	$287,101
Issuance of common stock upon cashless exercise of stock options	—	—	—	—
Stock-based compensation expense - options	15	61	47	229
Fair value of warrants issued in connection with term loan modification	—	—	—	716
Balance, end of period	$288,240	$288,046	$288,240	$288,046
Accumulated deficit
Balance, beginning of period	$(273,762)	$(269,961)	$(271,560)	$(204,407)
Net loss	(3,504)	(2,659)	(5,706)	(68,734)
Cumulative impact of adopting ASC 606 on October 1, 2019	—	—	—	521
Balance, end of period	$(277,266)	$(272,620)	$(277,266)	$(272,620)
Total stockholders' equity	$11,397	$15,848	$11,397	$15,848

See accompanying notes

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. ORGANIZATION AND BASIS OF PRESENTATION

Organization

ALJ Regional Holdings, Inc. (including subsidiaries, referred to collectively herein as “ALJ” or “Company”) is a holding company. During the three and nine months ended June 30, 2021 and June 30, 2020, ALJ consisted of the following wholly-owned subsidiaries:

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

•

Floors-N-More, LLC, d/b/a, Carpets N’ More (“Carpets”). Carpets is one of the largest floor covering retailers in Las Vegas, Nevada, and a provider of multiple products for the commercial, retail and home builder markets including all types of flooring, countertops, cabinets, window coverings and garage/closet organizers, with one retail location, as well as a stone and solid surface fabrication facility. ALJ acquired Carpets in April 2014.  ALJ sold Carpets during February 2021. See Basis of Presentation below.

As a result of selling one of its segments during February 2021, discussed below, ALJ has organized its business and corporate structure into two business segments: Faneuil and Phoenix.

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

Since the beginning of the COVID-19 pandemic, all of ALJ’s subsidiaries have been deemed “Essential Services” and have continued to operate with limited disruption. To date, COVID-19 has not materially impacted ALJ’s financial position, results of operations or cash flows. The Company took immediate actions in March 2020 to enable working-from-home where possible and put in place increased safety precautions, including social distancing, at other locations where essential services on site are required. The duration

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

of these measures is unknown, may be extended and additional measures may be imposed.  Although some employees have recently started to return to work, ALJ still has a significant portion of its work force working from home.

Although ALJ has not been materially impacted by COVID-19, ALJ could be impacted by COVID-19 in the near term by lower sales volumes in several parts of ALJ’s business, resulting in lower revenue and profit. While the impact of COVID-19 on the Company’s future financial position, results of operations and cash flows cannot be estimated with certainty, such impact could be significant if the global pandemic continues to adversely impact the U.S. economy for an extended period of time. The extent to which COVID-19 impacts ALJ’s operations will depend on future developments, which are highly uncertain. These include among others, the duration of the outbreak, vaccination rate, emergence of new variants, if portions of the Company’s business segments are recharacterized as non-essential for which closure of some or all of the Company’s operations could be required, information that may emerge concerning the severity of COVID-19 and the actions, especially those taken by governmental authorities, to contain the pandemic or treat its impact. As events are rapidly developing, additional impacts may arise that are not known at this time.

As of June 30, 2021, ALJ’s total available liquidity was $37.6 million, which included $8.4 million of cash and cash equivalents and $29.2 million of unused borrowing capacity under the Company’s revolving credit facility. While the impact that COVID-19 may have on the Company’s financial position, results of operations, and cash flows in the future cannot be estimated with certainty, based on current estimates regarding the magnitude and duration of the global pandemic, ALJ does not anticipate an impact on the Company’s ability to meet its obligations when due for at least the next 12 months.  However, the ultimate magnitude and duration of the global pandemic is highly uncertain and, as such, will require ALJ to continually assess the situation for the foreseeable future.  Accordingly, the Company’s estimates regarding the magnitude and duration of the global pandemic may change in the future and such changes could be material.

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

The Company’s October 1, 2020 adoption of ASC 842 resulted in the recognition of operating lease obligations totaling $42.6 million, based upon the present value of the remaining minimum rental payments using discount rates as of the adoption date, of which $5.2 million was in operating lease obligations - current installments, and $37.4 million was in operating lease liabilities, less current installments. In addition, ALJ recorded corresponding operating lease right-of-use assets totaling $33.4 million. The new standard did not have a material impact on the Consolidated Statements of Operations or the Consolidated Statements of Cash Flows. See Note 10 for further discussion of the Company’s leasing arrangements and required ASC 842 disclosures.

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

Debt with Conversion and Other Options

In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 will be effective for ALJ on October 1, 2021 and will be applied on a full retrospective basis. ALJ does not anticipate the adoption of ASU 2020-06 to significantly impact its consolidated financial statements and related disclosures.

Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40), which addresses issuer’s accounting for certain modifications or exchanges of freestanding equity-classified written call options. ASU 2021-04 will be effective for ALJ on October 1, 2022. ALJ does not anticipate the adoption of ASU 2021-04 to significantly impact its consolidated financial statements and related disclosures.

3. REVENUE RECOGNITION

Disaggregation of Revenue

Revenue by contract type was as follows for the three and nine months ended June 30, 2021 and June 30, 2020:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Faneuil:
Healthcare	$31,318	$22,119	$108,020	$71,474
Transportation	22,614	14,926	64,324	50,422
Utility	13,709	13,509	40,529	40,926
Government	4,148	9,166	26,698	10,796
Other	965	1,803	3,576	5,297
Total Faneuil	$72,754	$61,523	$243,147	$178,915
Phoenix:
Publisher
MSA	$24,588	$20,337	$67,555	$52,336
Non-MSA	3,652	1,200	11,522	11,982

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Commercial
MSA	—	239	93	1,424
Non-MSA	2,466	2,778	6,868	7,589
Total Phoenix	$30,706	$24,554	$86,038	$73,331
Total consolidated revenue, net	$103,460	$86,077	$329,185	$252,246

Substantially all of Faneuil revenue is recognized over time and substantially all of Phoenix revenue is recognized at a point in time.

Contract Assets and Liabilities

The following table provides information about consolidated contract assets and contract liabilities on June 30, 2021 and September 30, 2020:

(in thousands)	June 30, 2021	September 30, 2020
Contract assets:
Unbilled revenue (1)	$885	$527
Total contract assets	$885	$527
Contract liabilities:
Deferred revenue	$6,054	$10,875
Accrued rebates and material rights (2)	2,865	3,097
Total contract liabilities	$8,919	$13,972

(1)

Included in prepaid expenses and other current assets. Unbilled revenue represents rights to consideration for services provided when the right is conditioned on something other than passage of time (for example, meeting a milestone for the right to bill under the cost-to-cost measure of progress). Unbilled revenue is transferred to accounts receivable when the rights become unconditional.

(2)	Included in accrued expenses.

The following table provides changes in consolidated contract assets and contract liabilities during the nine months ended June 30, 2021:

(in thousands)	Contract Assets	Contract Liabilities
Balance, September 30, 2020	$527	$13,972
Additions to contract assets	1,806	—
Transfer from contract assets to accounts receivable	(1,448)	—
Revenue recognized	—	(13,773)
Accrued rebates	—	3,747
Payment of rebates	—	(3,979)
Cash received from customer	—	8,952
Balance, June 30, 2021	$885	$8,919

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

Costs to Obtain a Contract

The Company recognizes an asset for the incremental costs of obtaining a contract with a customer if it expects the benefit of those costs to be longer than one year. The costs to obtain a contract capitalized under the new revenue standard are primarily sales commissions paid to our sales force personnel. Capitalized costs may also include portions of fringe benefits and payroll taxes associated with compensation for incremental costs to acquire customer contracts and incentive payments to partners. These costs are amortized over the term of the contract or the estimated life of the customer relationship if renewals are expected and the renewal commission is not commensurate with the initial commission. The Company expenses sales commissions when incurred if the amortization period of the sales commission is one year or less. The accounting for incremental costs of obtaining a contract with a customer is consistent with the accounting under previous guidance.

During the nine months ended June 30, 2021, the Company capitalized $0.1 million of costs to obtain a contract.  During the nine months ended June 30, 2021, the Company amortized $0.4 million of these costs, which was included in selling, general, and administrative expense.  The net book value of costs to obtain a contract was $0.3 million as of June 30, 2021, of which $0.2 million was in prepaid expenses and other current assets, and $0.1 million was in other assets.

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

During the nine months ended June 30, 2021, the Company capitalized $6.0 million of costs to fulfill a contract.  The amortization of costs to fulfill contracts, which comprise set-up/transition activities, for the nine months ended June 30, 2021 was $7.6 million. The net book value of the costs to fulfill a contract as of June 30, 2021, was $3.5 million of which $2.9 million was in prepaid expenses and other current assets, and $0.6 million was in other assets.

Capitalized costs to obtain and fulfill a contract are periodically reviewed for impairment. ALJ did not incur any impairment losses during the nine months ended June 30, 2021 or June 30, 2020.

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
(2)

On June 30, 2021, the remaining maximum payment was $5.0 million. On June 30, 2021, the fair value of deferred and contingent consideration was $4.6 million, of which $2.4 million was included in accrued expenses and $2.2 million was included in other non-current liabilities on the Condensed Consolidated Balance Sheet. The original maximum payment was $7.5 million.

Fair Value Adjustment of Deferred and Contingent Consideration Liabilities

The fair value of the deferred and contingent consideration liabilities is remeasured to fair value at each reporting period using Level 3 inputs such as cash flow forecast, discount rate, and equity risk premium.  The change in fair value, including accretion for the passage of time, is recognized in earnings until the deferred and contingent considerations are resolved. ALJ recorded a $1.1 million and a $0.9 million increase to deferred and contingent consideration liabilities during the three months ended June 30, 2021 and June 30, 2020, respectively, which was expensed to selling, general, and administrative expense.

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Acquisition-Related Expenses

During the nine months ended June 30, 2020, the Company incurred less than $0.1 million of acquisition-related expenses in connection with the RDI Acquisition, which were expensed to selling, general, and administrative expense.  There were no acquisition-related expenses incurred during any other periods presented.

Carpets Divestiture

As previously discussed in Note 1, ALJ sold Carpets during February 2021.  As a result, ALJ recognized a loss on sale of $0.8 million during the nine months ended June 30, 2021, calculated as follows:

(in thousands)
Cash proceeds	$500
Net assets sold	(1,199)
Transaction costs	(62)
Impact of income taxes	—
Total loss on sale	$(761)

The carrying value of the net assets sold, at the time of closing, were as follows:

(in thousands)
Current assets	$4,615
Intangible assets, net	318
Other long-term assets	740
Current liabilities	(4,099)
Long-term liabilities	(375)
Net assets sold	$1,199

The following table presents the aggregate carrying amounts of the classes of assets and liabilities of discontinued operations on September 30, 2020:

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

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents information regarding certain components of loss from discontinued operations for the three and nine months ended June 30, 2021 and June 30, 2020:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Net revenue	$—	$9,277	$13,799	$29,599
Operating income (loss)	—	(461)	(302)	(3,323)
Loss on sale	—	—	(761)	—
Loss before income taxes	—	(461)	(1,063)	(3,324)
Income tax expense	—	—	—	—
Loss from discontinued operations	—	(461)	(1,063)	(3,324)

The following table presents significant components of cash flows of discontinued operations for the nine months ended June 30, 2021 and June 30, 2020:

	Nine Months Ended June 30,
(in thousands)	2021	2020
Operating activities
Impairment of goodwill	$—	$2,555
Depreciation and amortization expense	199	421
Provision for bad debt and obsolete inventory	27	41
Gain on disposal of assets, net	—	6
Changes in operating assets and liabilities:
Accounts receivable, net	399	816
Inventories, net	(12)	88
Prepaid expenses, collateral deposits, and other current assets	24	(300)
Other assets and liabilities, net	26	236
Investing activities
Capital expenditures	(7)	(25)

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

Faneuil. The percentages of Faneuil net revenue derived from its significant customers were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Customer A	**	**	11.8%	11.4%
Customer B	**	**	**	10.1

**	Less than 10% of Faneuil net revenue.

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Accounts receivable from significant customers during the three or nine months ended June 30, 2021 totaled $6.6 million on June 30, 2021. As of June 30, 2021, all Faneuil accounts receivable were unsecured. The risk with respect to accounts receivable is mitigated by credit evaluations performed on customers and the short duration of payment terms extended to customers.

Phoenix. The percentages of Phoenix net revenue derived from its significant customers were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Customer A	25.5%	21.5%	23.3%	24.9%
Customer B	24.9	24.2	23.0	19.1
Customer C	12.0	10.8	12.2	11.5

Accounts receivable from significant customers during the three or nine months ended June 30, 2021 totaled $3.7 million on June 30, 2021. As of June 30, 2021, all Phoenix accounts receivable were unsecured. The risk with respect to accounts receivable is mitigated by credit evaluations performed on customers and the short duration of payment terms extended to most customers.

Supplier Risk

ALJ has only one segment, Phoenix, that purchases inventory.  Phoenix had suppliers that represented more than 10% of both Phoenix inventory purchases and consolidated ALJ inventory purchases as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Supplier A	15.7%	17.6%	19.2%	15.5%
Supplier B	11.4	17.4	12.0	17.7
Supplier C	10.0	10.0	**	**

**	Less than 10% of both Phoenix inventory purchases and consolidated ALJ inventory purchases.

If these suppliers were unable to provide materials on a timely basis, Phoenix management believes alternative suppliers could provide the required supplies with minimal disruption to the business.

6. COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

Accounts Receivable, Net

The following table summarizes accounts receivable at the end of each reporting period:

	June 30,	September 30,
(in thousands)	2021	2020
Accounts receivable	$52,364	$57,478
Unbilled receivables	391	42
Accounts receivable	52,755	57,520
Less: allowance for doubtful accounts	(154)	(1,033)
Accounts receivable, net	$52,601	$56,487

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Inventories, Net

The following table summarizes inventories at the end of each reporting period:

	June 30,	September 30,
(in thousands)	2021	2020
Raw materials	$4,794	$4,260
Semi-finished goods/work in process	1,755	1,923
Finished goods	83	96
Inventories	6,632	6,279
Less: allowance for obsolete inventory	(32)	(47)
Inventories, net	$6,600	$6,232

Property and Equipment

The following table summarizes property and equipment at the end of each reporting period:

	June 30,	September 30,
(in thousands)	2021	2020
Machinery and equipment	$39,057	$33,783
Leasehold improvements	30,849	30,843
Computer and office equipment	22,610	19,630
Building and improvements	16,874	16,896
Software	16,533	16,483
Land	9,267	9,267
Furniture and fixtures	7,749	7,749
Construction and equipment in process	1,018	—
Vehicles	360	356
Property and equipment	144,317	135,007
Less: accumulated depreciation and amortization	(77,081)	(67,222)
Property and equipment, net	$67,236	$67,785

Property and equipment depreciation and amortization expense, including amounts related to finance leased assets, was $3.7 million and $3.5 million for the three months ended June 30, 2021 and June 30, 2020, respectively, and $11.1 million and $10.7 million for the nine months ended June 30, 2021 and June 30, 2020, respectively.

Intangible Assets

The following tables summarize identified intangible assets at the end of each reporting period:

			June 30, 2021
(in thousands)	Weighted Average Original Life (Years)	Weighted Average Remaining Life (Years)	Gross	Accumulated Amortization	Net
Customer relationships	12.0	5.7	$33,590	$(17,921)	$15,669
Trade names	27.6	22.4	10,240	(2,505)	7,735
Supply agreements	10.2	9.1	9,690	(4,996)	4,694
Technology	8.0	6.1	3,400	(815)	2,585
Non-compete agreements	6.6	4.3	1,550	(517)	1,033
Totals			$58,470	$(26,754)	$31,716

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

			September 30, 2020
(in thousands)	Weighted Average Original Life (Years)	Weighted Average Remaining Life (Years)	Gross	Accumulated Amortization	Net
Customer relationships	12.0	6.4	$33,590	$(15,818)	$17,772
Trade names	27.6	23.0	10,240	(2,209)	8,031
Supply agreements	10.2	9.1	9,690	(4,059)	5,631
Technology	8.0	6.8	3,400	(496)	2,904
Non-compete agreements	6.6	5.1	1,550	(336)	1,214
Totals			$58,470	$(22,918)	$35,552

Intangible asset amortization expense was $1.3 million for both the three months ended June 30, 2021 and June 30, 2020, and $3.8 million and $3.9 million for the nine months ended June 30, 2021 and June 30, 2020, respectively.

The following table presents expected future amortization expense for the remainder of Fiscal 2021 and yearly thereafter:

(in thousands)	Estimated Future Amortization
Fiscal 2021 (remaining)	$1,105
Fiscal 2022	4,596
Fiscal 2023	4,596
Fiscal 2024	4,457
Fiscal 2025	4,144
Thereafter	12,818
Total	$31,716

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Accrued Expenses

The following table summarizes accrued expenses at the end of each reporting period:

	June 30,	September 30,
(in thousands)	2021	2020
Accrued compensation and related taxes	$12,290	$9,660
Rebates payable	2,865	3,097
Acquisition contingent consideration	2,400	2,500
Legal	1,600	—
Other	1,410	352
Medical and benefit-related payables	1,233	1,438
Accrued board of director fees	522	130
Interest payable	136	674
Deferred lease incentives	—	1,289
Total accrued expenses	$22,456	$19,140

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

Phoenix. Phoenix maintains a fully insured plan for workers’ compensation claims.

7. LOSS PER SHARE

The following table summarizes basic and diluted loss per share of common stock for each period presented:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands, except per share amounts)	2021	2020	2021	2020
Net loss from continuing operations	$(3,504)	$(2,198)	$(4,643)	$(65,410)
Net loss from discontinued operations, net of income taxes	—	(461)	(1,063)	(3,324)
Net loss	$(3,504)	$(2,659)	$(5,706)	$(68,734)
Loss per share of common stock–basic and diluted:
Continuing operations	(0.08)	(0.05)	(0.11)	(1.55)
Discontinued operations	—	(0.01)	(0.03)	(0.08)
Loss per share (1)	(0.08)	(0.06)	(0.13)	(1.63)
Weighted average shares of common stock outstanding– basic and diluted	42,321	42,173	42,320	42,173
Anti-dilutive shares excluded from loss per share calculation:
Convertible debt	11,158	10,486	11,158	10,486
Employee stock option grants	1,355	1,804	1,355	1,804
Warrants	2,908	2,908	2,908	2,908
Total	15,421	15,198	15,421	15,198

(1) Amounts may not add due to rounding.

ALJ computed basic loss per share of common stock using net loss divided by the weighted-average number of shares of common stock outstanding during the period.  As a result of recognizing net loss for all periods presented, basic and diluted loss per share are the same.

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

8. DEBT

ALJ’s components of debt and the respective interest rate at the end of each reporting period were as follows:

	June 30, 2021		September 30, 2020
(in thousands)	Interest Rate	Balance	Interest Rate	Balance
Line of credit:
Amended PNC Revolver	5.25%	$—		$—
Amended PNC Revolver LIBOR	4.00	—		—
Cerberus/PNC Revolver		—	13.25%	4,417
Cerberus/PNC Revolver LIBOR		—	11.00	10,000
Less: deferred loan costs		—		(664)
Line of credit, net of deferred loan costs		$—		$13,753
Current portion of term loans:
Current portion of Blue Torch Term Loan	8.50	$3,800		$—
Current portion of Cerberus Term Loan		—	8.25	8,200
Current portion of equipment financing		—	2.66	1,999
Less: deferred loan costs		(1,125)		(372)
Current portion of term loans, net of deferred loan costs		$2,675		$9,827
Term loans, less current portion:
Blue Torch Term Loan, less current portion	8.50	$91,200		$—
Convertible Promissory Notes	8.25	6,026		—
Cerberus Term Loan, less current portion		—	8.25	62,336
Term B Loan		—	12.25	4,415
Term C Loan		—	8.25	5,782
Equipment financing, less current portion		—	2.66	1,611
Less: deferred loan costs		(3,039)		(662)
Term loans, less current portion, net of deferred loan costs		$94,187		$73,482

Total line of credit and term loans		$96,862		$97,062

Activity, as described in the paragraphs below, impacting ALJ’s debt for the nine months ended June 30, 2021 was as follows:

(in thousands)	Total Line of Credit	Blue Torch Term Loan	Convertible Promissory Notes	Cerberus Term Loan	Term B Loan	Term C Loan	Equipment Financing	Deferred Loan Costs	Total
Balance, September 30, 2020	$14,417	$—	$—	$70,536	$4,415	$5,782	$3,610	$(1,698)	$97,062
Payments, net	(5,943)	—	—	(4,100)	—	—	(1,417)	—	(11,460)
Interest expense and other bank fees accreted to term loans	258	—	—	642	422	244	—	—	1,566
New equipment financing							3,750		3,750
Amortization of deferred loan costs	—	—	—	—	—	—	—	527	527
Balance, June 29, 2021 prior to debt transactions	8,732	—	—	67,078	4,837	6,026	5,943	(1,171)	91,445
Impacts from June 29, 2021 debt transactions:
Existing debt payoff and other fees	(8,732)	—	—	(67,078)	(4,837)	—	(6,056)	—	(86,703)
New debt	—	95,000	—	—	—	—	—	(4,164)	90,836
Transfer of debt	—	—	6,026	—	—	(6,026)	—	—	—
Loss on debt extinguishment	—	—	—	—	—	—	113	1,171	1,284
Balance, June 30, 2021	$—	$95,000	$6,026	$—	$—	$—	$—	$(4,164)	$96,862

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Description of Debt Obligations Entered into During the Three Months Ended June 30, 2021

New Term Loan

On June 29, 2021, ALJ replaced its existing term loan and Term B Loan under the Cerberus/PNC Financing Agreement (each as defined below) by entering into a new term loan (“Blue Torch Term Loan”) with Blue Torch Business Finance, LLC for an aggregate under the total principal amount of $95.0 million. ALJ completed the transaction primarily to:

•	Refinance its existing term loans;

•	Extend the maturity date from November 2023 to June 2025;

•	Update certain financial covenants to align with projected results of operation;

•	Repay certain capitalized leases and all equipment financing arrangements; and

•	Improve liquidity and operating flexibility.

The Blue Torch Term Loan, which matures on June 29, 2025, requires annual principal payments of $3.8 million paid in equal quarterly installments on the last business day of each fiscal quarter.

The Blue Torch Term Loan bears interest at a floating rate of interest per year based on the London Interbank Offered Rate (“LIBOR”), subject to a minimum of 1.75% per year, plus an applicable margin of 6.75% per year.

The Blue Torch Term Loan is secured by substantially all the Company’s assets, includes customary representations, warranties and covenants, including, among other things, restrictions on ALJ’s ability to incur additional indebtedness, dispose of assets, incur liens, make investments, pay dividends or other distributions, and enter into certain transactions with their affiliates, in each case subject to specified exceptions.

The Blue Torch Term Loan has a prepayment penalty of 3%, 2%, and 1% of the outstanding principal balance if ALJ prepays the loan during year one, year two, and year three, respectively.

Amendment and Restatement of Existing Facility

In connection with the Blue Torch Term Loan, ALJ amended and restated in its entirety the Cerberus/PNC Financing Agreement (as defined below, and as amended and restated, the “Amended PNC Revolver”). The Cerberus/PNC Financing Agreement had two lenders, PNC Bank NA (“PNC”) and Cerberus Business Finance, LLC (“Cerberus”).  As part of the Amended PNC Revolver, Cerberus was paid in full (“Cerberus Payoff”) using proceeds from the Blue Torch Term Loan.

The Amended PNC Revolver provides for a total of $32.5 million, which includes (i) revolving borrowings, and (ii) the issuance of letters of credit.  The letters of credit have a sublimit of $15.0 million. The Amended PNC Revolver matures June 29, 2025.

Amounts outstanding under the Amended PNC Revolver bear interest at a floating rate of interest per year based on (i) the highest of (a) 2.75% per year, (b) the Federal Funds Open Rate plus 0.50% per year, (c) the LIBOR plus 1.00% per year, or (d) the prime lending rate of PNC, plus (ii) an applicable margin.  The applicable margin is either 2.00% or 3.00% per year depending on whether or not ALJ meets certain debt covenant criteria as defined in the Amended PNC Revolver, respectively.

Under the Amended PNC Revolver, ALJ has the ability to lock into a lower rate for a fixed period of time, e.g. one month, for a fixed amount of borrowings under the Amended PNC Revolver.  This lower rate is the LIBOR, subject to a minimum of 1.00% per year, plus an applicable margin of 3.00% per year.

The Amended PNC Revolver is secured by substantially all the Company’s assets, includes customary representations, warranties and covenants, including, among other things, restrictions on ALJ’s ability to incur additional indebtedness, dispose of assets, incur liens,

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

make investments, pay dividends or other distributions, and enter into certain transactions with their affiliates, in each case subject to specified exceptions.

The Amended PNC Revolver has a prepayment penalty of 1%, 0.5%, and 0.25% of the total outstanding commitment, $32.5 million, if ALJ prepays the loan during year one, year two, and year three, respectively.

On June 30, 2021, ALJ had an unused borrowing capacity of $29.2 million.

Issuance of Convertible Promissory Notes

In connection with the Cerberus Payoff, on June 29, 2021, ALJ issued convertible promissory notes in an aggregate principal amount of $6.0 million (the “Convertible Promissory Notes”) to two investors, including ALJ’s Chief Executive Officer and Chairman of the Board, Jess Ravich. The Convertible Promissory Notes replace and have substantially the same terms as ALJ’s prior Term C Loan (as defined below), except the Convertible Promissory Notes pay interest quarterly and the Term C Loan paid interest at maturity.

The Convertible Promissory Notes accrue interest at the rate of 8.25% per year, compounded monthly with interest payable in cash quarterly in arrears on the last day of each calendar quarter on the outstanding principal balance until such principal amount is paid in full or until conversion. The principal and accrued interest owed under the Convertible Promissory Notes are convertible, at the option of the holders, into shares of the Company’s common stock, at any time prior to November 28, 2023, at a conversion price equal to the equal to the quotient of all amounts due under each Convertible Promissory Note divided by the conversion rate of $0.54 per common share.

The Convertible Promissory Notes are (i) subordinate to the Blue Torch Term Loan and the Amended PNC Revolver, (ii) unsecured, and (iii) have a maturity date of November 28, 2023, subject to extension under certain circumstances.

Loss on Debt Extinguishment

The loss on debt extinguishment recorded during the three months ended June 30, 2021 was comprised of the following (in thousands):

(in thousands)
Deferred loan costs from Cerberus/PNC Financing Agreement	$1,171
Prepayment penalties from Cerberus/PNC Financing Agreement	716
Prepayment penalties from equipment financing agreements, capital leases, and other	185
Total loss on debt extinguishment	$2,072

Financial Covenant Compliance

The Blue Torch Term Loan and the Amended PNC Revolver include certain financial covenants.  As of June 30, 2021, ALJ was in compliance with all financial covenants.

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Estimated Future Minimum Principal Payments

Estimated future minimum principal payments for the Blue Torch Term Loan and the Convertible Promissory Notes are as follows (in thousands):

Year Ending June 30,	Blue Torch Term Loan	Convertible Promissory Notes	Total
2022	$3,800	$—	$3,800
2023	3,800	—	3,800
2024	3,800	6,026	9,826
2025*	83,600	—	83,600
Total	$95,000	$6,026	$101,026

*The majority of this amount is the final balloon payment due on June 29, 2025.

Description of Historical Debt Obligations Entered into During Prior Reporting Periods

All of the debt described below was paid off in full on June 29, 2021 (“Payoff Date”). The disclosure is included to provide a historical perspective of ALJ’s debt prior to the Payoff Date.

Term Loan and Line of Credit

In August 2015, ALJ entered into a financing agreement (“Cerberus/PNC Financing Agreement”) with Cerberus, to borrow $105.0 million in a term loan (“Cerberus Term Loan”) and have available up to $32.5 million in a revolving loan (“Cerberus/PNC Revolver,” and together with the Cerberus Term Loan, “Cerberus/PNC Debt”). ALJ subsequently entered into nine amendments to the Cerberus/PNC Financing Agreement, of which four were executed during the period covered by this report and described below. The Cerberus/PNC Debt maturity date was November 28, 2023 (“Cerberus/PNC Debt Maturity Date”).

Sixth Amendment to the Cerberus/PNC Financing Agreement

In December 2019, ALJ entered into the Sixth Amendment (“Sixth Amendment”) to the Cerberus/PNC Financing Agreement. The Sixth Amendment amended certain terms and covenants in order to support the continued growth of the Company, as summarized below:

•	Converted $4.1 million in aggregate principal amount from the Cerberus Term Loan to a new term loan (referred to hereafter as “Term B Loan”) as discussed in more detail below;

•	Adjusted the leverage ratio;

•	Decreased the fixed charge coverage ratio; and

•	Increased the interest rate floor for LIBOR rate loans from 1.0% to 1.50% per year and for Prime rate loans from 3.25% to 4.75% per year.

Additionally, the Sixth Amendment added a deleveraging fee (“Deleveraging Fee”), of which the first payment was made on March 31, 2020, and the second payment was due on June 30, 2020 unless one or more persons purchased a $2.5 million participating interest in the Cerberus Term Loan prior to June 30, 2020.  The first payment was expensed to selling, general, and administrative expense.  As a result of the Ninth Amendment (see Ninth Amendment to the Cerberus/PNC Financing Agreement below), the second payment was not required by Cerberus.

Seventh Amendment to the Cerberus/PNC Financing Agreement

In February 2020, ALJ entered into the Seventh Amendment (“Seventh Amendment”) to the Cerberus/PNC Financing Agreement to temporarily increase the Cerberus/PNC Revolver borrowing capacity as follows:

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

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Eighth Amendment to the Cerberus/PNC Financing Agreement

In March 2020, ALJ entered into the Eighth Amendment (“Eighth Amendment”) to the Cerberus/PNC Financing Agreement to amend certain terms and covenants, which included:

•

Removed the seasonal decreases in the available borrowing limit under the Cerberus/PNC Revolver such that the amount available to borrow thereunder remains $32.5 million through the Cerberus/PNC Debt Maturity Date;

•	Adjusted certain quarterly principal payment obligations;

•	Adjusted payment terms on the interest payable on the Term B Loan, from a mixture of cash and payable in kind to 100% payable in kind, until the Term A Loan is paid in full; and

•

Added a monthly fee of $0.1 million, from the period April 1, 2020 through the Cerberus/PNC Debt Maturity Date, which amounts were added to the Cerberus Term Loan, accrued interest at the Cerberus Term Loan rate, and was paid as part of the Cerberus Payoff.

Ninth Amendment to the Cerberus/PNC Financing Agreement

As a result of the decline in ALJ’s actual and forecasted results of operations, including the potential effects of COVID-19, ALJ sought an easement of certain debt covenants and the elimination of certain quarterly principal payment obligations under the Cerberus/PNC Financing Agreement.

In May 2020, ALJ entered into the Ninth Amendment (“Ninth Amendment”) to the Cerberus/PNC Financing Agreement. The Ninth Amendment amended certain terms and covenants as summarized below:

•	Increased the interest rate from LIBOR plus 6.75% per year to LIBOR plus 9.50% per year on the LIBOR portion of the Cerberus/PNC Revolver, an increase of 2.75% per year;

•	Increased the interest rate from Prime plus 5.75% per year to Prime plus 8.50% per year on the Prime portion of the Cerberus/PNC Revolver, an increase of 2.75% per year;

•	Eliminated or reduced certain quarterly principal payment obligations;

•	Excluded amounts outstanding under the Term B Loan and Term C Loan (see “Amendment to the Junior Participation Agreements – Term C Loan” below) from the leverage ratio calculation; and

•	Adjusted the leverage ratio threshold and the fixed charge coverage ratio.

Junior Participation Agreement – Term B Loan and Warrants Issued

In December 2019, in connection with the Sixth Amendment, certain trusts and other entities formed for the benefit of, or otherwise affiliated with Mr. Ravich (“Ravich Entities”), entered into a Junior Participation Agreement with Cerberus (“Junior Participation Agreement”), pursuant to which the Ravich Entities agreed to purchase $4.1 million in junior participation interests in the Term B Loan under the Cerberus/PNC Financing Agreement (“Junior Participation” and such interests, “Junior Participation Interests”). The Junior Participation Interests were junior and subordinate to the Cerberus Term Loan in all respects and had no quarterly payments. Through March 2020, interest accrued under the Junior Participation (i) in cash, accrued at the same rate per year as the Cerberus Term Loan and paid monthly, and (ii) in kind, accrued at 4.00% per year, payable on the Cerberus/PNC Debt Maturity Date.  See “Amendment to Junior Participation Agreement -Term B Loan and Warrants Issued” below for interest earned subsequent to March 2020.

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

Amendment to Junior Participation Agreement – Term B Loan and Warrants Issued

In March 2020, in connection with the Eighth Amendment to the Cerberus/PNC Financing Agreement, the Ravich Entities entered into the First Amendment to the Junior Participation Agreement (“First Amendment to Junior Participation Agreement”). The amended terms under the First Amendment to Junior Participation Agreement include:

•

Interest earned on Term B Loan was 100% paid in kind, at a rate equal to the Cerberus Term Loan plus 4.00%, until the Cerberus Term Loan was paid in full, instead of paid in a mixture of cash and in kind; and

•

Interest earned on the Backstop Letter Agreement (see “Backstop Letter Agreement” discussion below), was paid 100% in kind until Cerberus Term Loan was paid in full instead of paid in a mixture of cash and in kind.

In connection with the First Amendment to Junior Participation Agreement, the Company issued fully vested warrants to purchase 0.4 million shares of the Company’s common stock (“First Amendment to Junior Participation Agreement Warrants”) to the Ravich Entities, with a five-year term and an exercise price equal to the lesser of the 10-day trailing average closing price of the Company’s common stock as traded on the Nasdaq Stock Market on (i) March 26, 2020 or (ii) six months from March 26, 2020. The 10-day trailing average closing price of the Company’s common stock on the issuance date was $0.72.

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

Amendment to the Junior Participation Agreements – Term C Loan

In May 2020, in connection with, and as a condition to, the Ninth Amendment, certain stockholders of the Company (“Term C Loan Junior Participants”), including Mr. Ravich, entered into, or amended certain Junior Participation Agreements (collectively, “Term C Loan Junior Participation Agreements”) with Cerberus.  Pursuant to the Term C Loan Junior Participation Agreements (which was amended and/or restated from time to time), the Term C Loan Junior Participants acquired junior participation interests in the Term C Loan in an aggregate amount of $5.6 million on May 12, 2020 (“Term C Loan”). Mr. Ravich agreed to acquire additional junior participation interests in the Term B Loan in an aggregate amount of (i) $2.5 million on June 30, 2021 and (ii) $2.5 million on September 30, 2021 as long as Term B Loan was outstanding on such date.

The $5.6 million Term C Loan and related accrued interest was convertible, at the option of the Term C Loan Junior Participants, into shares of the Company’s common stock, at a conversion price of $0.54 per share.

The $5.6 million Term C Loan was junior and subordinate to the Cerberus/PNC Debt in all respects and had no quarterly payments.  From May 2020 through the Cerberus/PNC Debt Maturity Date, the Term C Loan accrued interest in kind at the same rate per year as the Cerberus Term Loan.  Although the Term C Loan was paid off as part of the Cerberus Payoff, the Term C Loan Junior Participants were issued the Convertible Promissory Notes as discussed above, under substantially identical terms as the Term C Loan, except the Convertible Promissory Notes pay interest quarterly and the Term C Loan paid interest at maturity.

.

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Summary of the Cerberus/PNC Financing Agreement and Amendments

The Cerberus/PNC Financing Agreement and amendments thereto are summarized below:

Description	Use of Proceeds	Origination Date
Term Loans:
Financing Agreement	Phoenix acquisition	August 2015
First Amendment	Color Optics acquisition	July 2016
Third Amendment	Printing Components Business acquisition	October 2017
Fourth Amendment	Working capital	November 2018
Sixth Amendment (Term B Loan)	N/A	December 2019
Eighth Amendment (Accreted fees)	N/A	March 2020
Ninth Amendment (Term C Loan)	Working capital	May 2020

Line of Credit:
Cerberus/PNC Revolver (includes Second, Fifth, Seventh, Eighth, and Ninth Amendments)	Working capital	August 2015

Interest payments were due in arrears on the first day of each month. Quarterly principal payments were due on the last day of each fiscal quarter. Annual principal payments equal to 75% of ALJ’s excess cash flow (“ECF”), as defined in the Cerberus/PNC Financing Agreement, were due annually each December, upon delivery of the annual audited financial statements. The annual ECF calculation, based on results of operations for the years ended September 30, 2020 and 2019, did not require ALJ to make an annual ECF payment in December 2020 or 2019.

In certain instances, ALJ was required to make mandatory term loan payments if ALJ receives cash outside the normal course of business. ALJ made one mandatory payment of $0.9 million in November 2019. No additional mandatory payments were made during any other period covered by this report.

The Cerberus/PNC Debt was secured by substantially all the Company’s assets and imposed certain limitations on the Company, including its ability to incur debt, grant liens, initiate certain investments, declare dividends and dispose of assets. The Cerberus/PNC Debt also required ALJ to comply with certain debt covenants.

Cerberus/PNC Debt - Loan Amendment Fees

ALJ accounted for all Cerberus/PNC Debt amendments as debt modifications pursuant to ASC 470, Debt.  ALJ did not pay any Cerberus/PNC Debt loan amendment fees during the three or nine months ended June 30, 2021.

During the three and nine months ended June 30, 2020, ALJ paid $0.2 million and $0.9 million, respectively, of legal and other fees of which $0.1 million and $0.6 million, respectively, were added to deferred loan costs and amortized to interest expense through the Cerberus/PNC Debt Maturity Date. The remaining fees of $0.1 million and $0.3 million were expensed to selling, general, and administrative expense during the three and nine months ended June 30, 2020, respectively.

Equipment Financing

In June 2020, Phoenix purchased a Heidelberg Press for $2.6 million with a $1.8 million equipment financing (“June 2020 Equipment Financing”), $0.5 million cash, and a $0.3 million trade-in allowance. The June 2020 Equipment Financing term was 36 months, required monthly principal and interest payments, accrued interest at 2.66% per year, and was secured by the respective Heidelberg Press.

In March 2021, Phoenix purchased a second Heidelberg Press for $4.5 million with a $3.5 million equipment financing (“March 2021 Equipment Financing” and together with the June 2020 Equipment Financing, the “Equipment Financings”), $0.9 million cash, and a $0.1 million trade-in allowance.  The March 2021 Equipment Financing term was 60 months, required monthly principal and interest payments, accrued interest at 4.5% per year, and was secured by the respective Heidelberg Press.

On June 29, 2021, the Equipment Financings were paid in full using proceeds from the Blue Torch Term Loan.

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

9. COMMITMENTS AND CONTINGENCIES

Employment Agreements

ALJ maintains employment agreements with certain key executive officers that provide for a base salary and an annual bonus, with annual bonus amounts to be determined by the Board of Directors or the Chief Executive Officer. The agreements also provide for involuntary termination payments, which includes base salary, performance bonus, medical premiums, stock options, non-competition provisions, and other terms and conditions of employment. On June 30, 2021, contingent termination payments related to base salary and medical premiums totaled $1.1 million.

Surety Bonds

As part of Faneuil’s normal course of operations, certain customers require surety bonds guaranteeing the performance of a contract. On June 30, 2021, the face value of such surety bonds, which represents the maximum cash payments that Faneuil’s surety would be obligated to pay under certain circumstances of non-performance, was $41.5 million. To date, Faneuil has not made any non-performance payments to any of its sureties.

Letters of Credit

The Company had letters of credit totaling $3.3 million outstanding on June 30, 2021.

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

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Harris v. Faneuil

Lois Harris, an employee of Faneuil in Georgia, filed a collective action complaint on April 18, 2021 in the United States District Court for the Northern District of Georgia.  Harris alleges, on behalf of herself and other current and former non-exempt Call Center Agent employees who received nondiscretionary bonuses for periods in which they worked overtime hours, that Faneuil violated the Fair Labor Standards Act by failing to include nondiscretionary bonuses in the regular rate of pay when calculating the overtime rate for Harris and other similarly-situated persons.  Faneuil has engaged counsel to defend it in this action. The Company does not believe the resolution of this complaint will have a material adverse effect on the Company’s business, consolidated financial position, results of operations or cash flows.

Other Litigation

The Company has been named in, and from time to time may become named in, various other lawsuits or threatened actions that are incidental to our ordinary business. Litigation is inherently unpredictable. Any claims against the Company, whether meritorious or not, could be time-consuming, cause the Company to incur costs and expenses, require significant amounts of management time and result in the diversion of significant operational resources. The results of these lawsuits and actions cannot be predicted with certainty. The Company concluded as of June 30, 2021 that the ultimate resolution of these matters (including the matters described above) will not have a material adverse effect on the Company’s business, consolidated financial position, results of operations or cash flows.

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

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents the location of the ROU assets and liabilities in the Consolidated Balance Sheet and ALJ’s weighted-average lease term and discount rate:

(dollars in thousands)	As of June 30, 2021
Finance Leases:
Property and equipment, at cost	$1,575
Less accumulated amortization	(392)
Property and equipment, net	$1,183
Finance lease obligations, current portion	$810
Finance lease obligations, less current portion	540
Total finance lease liabilities	$1,350
Operating Leases:
Operating lease right-of-use assets	$30,736
Operating lease obligations - current installments	$5,035
Operating lease obligations, less current installments	34,432
Total operating lease obligations	$39,467
Weighted average remaining lease term (years):
Finance	1.7
Operating	7.0
Weighted average discount rate:
Finance	0.0%
Operating	10.6%

The following table presents the components of lease cost and the location of such cost in ALJ’s Consolidated Statements of Operations:

(in thousands)	Statement of Operations Location	Three Months Ended June 30, 2021	Nine Months Ended June 30, 2021
Finance Leases:
Amortization of finance lease assets	Selling, general, and administrative expense	$189	$696
Amortization of finance lease assets	Cost of revenue	115	343
Interest on finance lease liabilities	Interest expense	74	162
Total finance lease cost		378	1,201
Operating Leases:
Operating lease cost	Selling, general, and administrative expense	1,724	5,207
Operating lease cost	Cost of revenue	319	957
Variable lease cost	Selling, general, and administrative expense	220	719
Short-term lease cost	Selling, general, and administrative expense	10	28
Total operating lease cost		2,273	6,911
Total lease cost		$2,651	$8,112

The following table presents supplemental cash flow information related to leases:

(In thousands)	Nine Months Ended June 30, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for finance leases	$162
Operating cash flows used for operating leases - continuing operations	3,750
Financing cash flows used for finance leases	3,987
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	576
Finance leases	—

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Maturities of lease liabilities as of June 30, 2021 are as follows (in thousands):

Year Ending June 30,	Finance Leases	Operating Leases
2022	$810	$8,875
2023	540	8,136
2024	—	7,399
2025	—	7,071
2026	—	7,012
Thereafter	—	18,221
Total lease payments	1,350	56,714
Less: imputed interest	—	(17,247)
Total present value of lease payments	$1,350	$39,467

Reported as of June 30, 2021:
Current	$810	$5,035
Non-current	540	34,432
Total	$1,350	$39,467

11. EQUITY

Common Stock Activity during the Nine Months Ended June 30, 2021

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

Stock-Based Compensation.

The following table sets forth the total stock-based compensation expense included in selling, general, and administrative expense on the Statements of Operations:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Stock options	$15	$61	$47	$229
Common stock awards	26	28	79	83
Total stock-based compensation expense	$41	$89	$126	$312

On June 30, 2021, ALJ had less than $0.1 million of total unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of approximately 1.5 years.

Stock Option Awards.

ALJ did not issue any option grants during the three or nine months ended June 30, 2021.

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

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ALJ had 110,000 option forfeitures during the three months ended June 30, 2021, and 360,000 option forfeitures during the nine months ended June 30, 2021. ALJ had no option forfeitures during the three or nine months ended June 30, 2020.

The “intrinsic value” of options is the excess of the value of ALJ stock over the exercise price of such options. The total intrinsic value of options outstanding (of which all are vested or expected to vest) was less than $0.1 million on June 30, 2021.

Common Stock Awards. Members of ALJ’s Board of Directors receive a director compensation package that includes an annual common stock award. In connection with such awards, ALJ recorded stock-based compensation expense of less than $0.1 million for both the three months ended June 30, 2021 and June 30, 2020, and $0.1 million for both the nine months ended June 30, 2021 and June 30, 2020.

Common Stock Options and Warrants Outstanding on June 30, 2021

On June 30, 2021, ALJ had 1.4 million stock options with a weighted average exercise price of $3.56 outstanding and warrants exercisable to purchase 2.9 million shares of common stock with a weighted average exercise price of $1.11 outstanding.

12. INCOME TAX

ALJ recorded a provision for income taxes of $0.4 million and $0.3 million for the three months ended June 30, 2021 and 2020, respectively, which was attributable to continuing operations. ALJ recorded a provision for income taxes of $0.7 million and a benefit from income taxes of $1.0 million for the nine months ended June 30, 2021 and 2020, respectively, which was attributable to continuing operations. ALJ’s effective tax rate for the nine months ended June 30, 2021 was (18.3%), as a result of generating state taxable income, offset by changes to the valuation allowance recorded against net deferred tax assets.  ALJ’s effective tax rate for the nine months ended June 30, 2020 was 2.5%, which was also due to generating state taxable income, offset by changes to the valuation allowance recorded against net deferred tax assets.  The decrease in ALJ’s effective tax rate was attributable to a decrease in forecasted pre-tax losses, as well as changes to the valuation allowance recorded against net deferred tax assets.

ALJ did not record a provision for or benefit from income taxes for discontinued operations during any period presented.

13. REPORTABLE SEGMENTS AND GEOGRAPHIC INFORMATION

Reportable Segments

As discussed in Note 1, ALJ has organized its business along two reportable segments (Faneuil and Phoenix), together with a corporate group for certain support services. ALJ’s operating segments are aligned on the basis of products, services, and industry. The Chief Operating Decision Maker (“CODM”) is ALJ’s Chief Executive Officer. The CODM manages the business, allocates resources to, and assesses the performance of each operating segment using information about its net revenue and segment adjusted EBITDA. ALJ defines segment adjusted EBITDA as segment net income (loss) before depreciation and amortization expense, interest expense, litigation loss, recovery of litigation loss, restructuring and cost reduction initiatives, loan amendment expenses, fair value of warrants issued in connection with loan amendments, stock-based compensation, acquisition-related expenses, gain on disposal of assets, net, income taxes, loss on debt extinguishment, and other non-recurring items. Such amounts are detailed in our segment reconciliation below. The accounting policies for segment reporting are the same as for ALJ as a whole.

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following tables present ALJ’s segment information for the three and nine months ended June 30, 2021 and June 30, 2020:

	Three Months Ended June 30, 2021
(in thousands)	Faneuil	Phoenix	ALJ	Consolidated
Net revenue	$72,754	$30,706	$—	$103,460

Segment adjusted EBITDA - continuing operations	$3,731	$5,476	$(1,456)	$7,751
Depreciation and amortization				(4,944)
Interest expense, net				(2,623)
Loss on debt extinguishment				(2,072)
Change in fair value of contingent consideration				(1,100)
Provision for income taxes				(383)
Bank fees accreted to term loans				(300)
Stock-based compensation				(41)
Restructuring and cost reduction initiatives				(27)
Loan amendment expenses				46
Gain on disposal of assets, net				189
Net loss				$(3,504)

	Nine Months Ended June 30, 2021
(in thousands)	Faneuil	Phoenix	ALJ	Consolidated
Net revenue	$243,147	$86,038	$—	$329,185

Segment adjusted EBITDA - continuing operations	$12,372	$14,774	$(4,076)	$23,070
Depreciation and amortization				(14,912)
Interest expense, net				(7,656)
Loss on debt extinguishment				(2,072)
Change in fair value of contingent consideration				(1,100)
Bank fees accreted to term loans				(900)
Provision for income taxes				(719)
Restructuring and cost reduction initiatives				(288)
Loan amendment expenses				(131)
Stock-based compensation				(126)
Gain on disposal of assets, net				191
Net loss from continuing operations				$(4,643)
Net loss from discontinued operations, net of income taxes				(1,063)
Net loss				$(5,706)

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three Months Ended June 30, 2020
(in thousands)	Faneuil	Phoenix	ALJ	Consolidated
Net revenue	$61,523	$24,554	$—	$86,077

Segment adjusted EBITDA - continuing operations	$4,263	$3,761	$(906)	$7,118
Depreciation and amortization				(4,800)
Interest expense, net				(2,568)
Change in fair value of contingent consideration				(900)
Restructuring and cost reduction initiatives				(649)
Bank fees accreted to term loans				(300)
Benefit from income taxes				(250)
Stock-based compensation				(89)
Loan amendment expenses				(61)
Gain on disposal of assets, net				301
Net loss from continuing operations				(2,198)
Net loss from discontinued operations, net of income taxes				(461)
Net loss				$(2,659)

	Nine Months Ended June 30, 2020
(in thousands)	Faneuil	Phoenix	ALJ	Consolidated
Net revenue	$178,915	$73,331	$—	$252,246

Segment adjusted EBITDA - continuing operations	$7,288	$10,779	$(2,855)	$15,212
Impairment of goodwill				(56,492)
Depreciation and amortization				(14,675)
Interest expense, net				(7,976)
Restructuring and cost reduction initiatives				(1,440)
Change in fair value of contingent consideration				(900)
Fair value of warrants issued in connection with loan amendments				(716)
Loan amendment expenses				(475)
Stock-based compensation				(312)
Bank fees accreted to term loans				(300)
Acquisition-related expenses				(99)
Interest from legal settlement				200
Gain on disposal of assets, net				299
Recovery of litigation loss				1,256
Benefit from income taxes				1,008
Net loss from continuing operations				(65,410)
Net loss from discontinued operations, net of income taxes				(3,324)
Net loss				$(68,734)

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

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided in addition to the accompanying condensed consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition and cash flows. MD&A is organized as follows:

•	Overview. Discussion of our business and overall analysis of financial and other highlights affecting us to provide context for the remainder of MD&A.
•	Results of Operations. An analysis comparing our financial results for the three and nine months ended June 30, 2021 to the three and nine months ended June 30, 2020.
•

Liquidity and Capital Resources. An analysis comparing our cash flows for the nine months ended June 30, 2021 to the nine months ended June 30, 2020, and discussion of our financial condition and liquidity.

•	Contractual Obligations. Discussion of contractual obligations on June 30, 2021.
•	Off-Balance Sheet Arrangements. Discussion of off-balance sheet arrangements on June 30, 2021.
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

In June 2021, we replaced the Cerberus Term Loan with the Blue Torch Term Loan and amended the Cerberus/PNC Financing Agreement to (i) significantly reduce principal payments, (ii) consolidate debt, (iii) update financial covenants, and (iv) extend the maturity dates under both the Blue Torch Term Loan and the Amended PNC Revolver from November 2023 to June 2025. See “Part I, Item 1 - Financial Statements – Note 8. Debt” for additional information.

.

Impact of Coronavirus Pandemic - Update

In March 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic, which continues to spread throughout the world. COVID-19 is having an unprecedented impact on the U.S. economy as federal, state, and local governments react to this public health crisis.

Since the beginning of the COVID-19 pandemic, all of ALJ’s subsidiaries have been deemed “Essential Services” and have continued to operate with limited disruption. To date, the impact of COVID-19 has been minimal.  The Company took immediate actions to enable work-from-home where possible and put in place increased safety precautions, including social distancing, at other locations where essential services on site are required. The duration of these measures is unknown, may be extended, and additional measures may be imposed.

Although we have not been materially impacted by COVID-19, we could be impacted in the near term by lower volumes in several parts of our business, resulting in lower revenue and profit. While the impact of COVID-19 on our future financial position, results of operations and cash flows cannot be estimated with certainty, such impact could be significantly negative. Although some employees have recently started to return to work, we still have a significant portion of our work force working from home. The extent to which COVID-19 impacts our operations will depend on future developments, which are highly uncertain, including, among others, the duration of the outbreak, vaccination rate, new variants, new information that may emerge concerning the severity of COVID-19 and the actions, especially those taken by governmental authorities, to contain the pandemic or treat its impact. As events are rapidly changing, additional impacts may arise that are not known at this time. See “Part II, Item 1A, Risk Factors - Risks Related to our Businesses Generally - A widespread health crisis, such as the COVID-19 pandemic, may adversely affect our business, results of operations and financial condition,” for an additional discussion of risks related to COVID-19.

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020

The following table sets forth certain Condensed Consolidated Statements of Operations data in dollars and as a percentage of net revenue for each period as follows:

	Three Months Ended June 30, 2021		Three Months Ended June 30, 2020
		% of		% of
(in thousands, except per share amounts)	Dollars	Net Revenue	Dollars	Net Revenue
Net revenue (1)
Faneuil	$72,754	70.3%	$61,523	71.5%
Phoenix	30,706	29.7	24,554	28.5
Consolidated net revenue	103,460	100.0	86,077	100.0
Cost of revenue (2)
Faneuil	59,209	81.4	48,442	78.7
Phoenix (3)	23,259	75.7	19,214	78.3
Consolidated cost of revenue	82,468	79.7	67,656	78.6
Selling, general, and administrative expense (2)
Faneuil	10,897	15.0	10,211	16.6
Phoenix	3,308	10.8	2,884	11.7
ALJ	1,751	—	1,295	—
Consolidated selling, general, and administrative expense	15,956	15.4	14,390	16.7
Depreciation and amortization expense (2)
Faneuil	3,116	4.3	3,152	5.1
Phoenix (4)	535	1.7	560	2.3
Consolidated depreciation and amortization expense	3,651	3.5	3,712	4.3
Gain on disposal of assets, net (5)	(189)	(0.2)	(301)	(0.3)
Total consolidated operating expenses (5)	101,886	98.5	85,457	99.3
Consolidated operating income	1,574	1.5	620	0.7
Interest expense, net (5)	(2,623)	(2.5)	(2,568)	(3.0)
Loss on debt extinguishment (5)	(2,072)	(2.0)
Provision for income taxes (5)	(383)	(3.7)	(250)	(2.9)
Net loss from continuing operations	(3,504)	(3.4)	(2,198)	(2.6)
Net loss from discontinued operations	—	—	(461)	(0.5)
Net loss (5)	$(3,504)	(3.4)	$(2,659)	(3.1)
Loss per share of common stock–basic and diluted	$(0.08)		$(0.06)

(1)	Percentage is calculated as segment net revenue divided by consolidated net revenue.
(2)	Percentage is calculated as a percentage of the respective segment net revenue.
(3)	Includes depreciation expense of $1.3 million and $1.1 million for the three months ended June 30, 2021 and June 30, 2020, respectively.
(4)

Primarily amortization of intangible assets. Total depreciation and amortization expense for Phoenix, including depreciation expense captured in cost of revenue, was $1.9 million and $1.6 million for the three months ended June 30, 2021 and June 30, 2020, respectively.

(5)	Percentage is calculated as a percentage of consolidated net revenue.

Net Revenue

	Three Months Ended June 30,
(in thousands)	2021	2020	$ Change	% Change
Faneuil	$72,754	$61,523	$11,231	18.3%
Phoenix	30,706	24,554	6,152	25.1
Consolidated net revenue	$103,460	$86,077	$17,383	20.2%

Faneuil Net Revenue

Faneuil net revenue for the three months ended June 30, 2021 was $72.8 million, an increase of $11.2 million, or 18.3%, compared to net revenue of $61.5 million for the three months ended June 30, 2020. The increase was mainly attributable to a $11.9 million increase in new customer contracts and $4.1 million net increase in existing customers mostly due to increased call center volumes for expanded call center services provided, partially offset by a $4.8 million reduction driven by the completion of customer contracts.

The following table reflects the amount of Faneuil’s backlog, which represents multi-year contract deliverables, by the year Faneuil expects to recognize such net revenue:

	As of June 30,
(in millions)	2021	2020
Within one year	$215.6	$250.6
Between one year and two years	131.8	149.6
Between two years and three years	91.0	105.7
Between three years and four years	37.8	83.1
Thereafter	30.1	53.0
Total Faneuil backlog	$506.3	$642.0

The decrease in total Faneuil backlog from June 30, 2021 compared to June 30, 2020 was primarily the result of negotiating an early termination of a large unprofitable contract and revenue recognition of contract backlog on June 30, 2020.

Phoenix Net Revenue

Phoenix net revenue for the three months ended June 30, 2021 was $30.7 million, an increase of $6.2 million, or 25.1%, compared to net revenue of $24.6 million for the three months ended June 30, 2020. The increase was primarily attributable to higher component sales primarily related to trade.

The following table reflects the amount of Phoenix’s backlog, which represents executed contracts that contain minimum volume commitments over multiple years for future product deliveries, by the year Phoenix expects to recognize such net revenue:

	As of June 30,
(in millions)	2021	2020
Within one year	$71.3	$64.4
Between one year and two years	70.7	58.0
Between two years and three years	45.7	53.0
Between three years and four years	43.3	34.3
Thereafter	63.2	93.1
Total Phoenix backlog	$294.2	$302.8

For further discussion of our subsidiaries’ backlog, see “Part II, Item 1A. Risk Factors - Risks Related to our Business Generally and our Common Stock - We may not receive the full amounts estimated under the contracts in our backlog, which could reduce our net revenue in future periods below the levels anticipated. This makes backlog an uncertain indicator of future operating results.”

Cost of Revenue

	Three Months Ended June 30,
(in thousands)	2021	2020	$ Change	% Change
Faneuil	$59,209	$48,442	$10,767	22.2%
As a percentage of segment net revenue	81.4%	78.7%
Phoenix	23,259	19,214	4,045	21.1
As a percentage of segment net revenue	75.7%	78.3%
Consolidated cost of revenue	$82,468	$67,656	$14,812	21.9%

Faneuil Cost of Revenue

Faneuil cost of revenue for the three months ended June 30, 2021 was $59.2 million, an increase of $10.8 million, or 22.2%, compared to cost of revenue of $48.4 million for the three months ended June 30, 2020. The increase in cost of revenue was a direct result of the increased net revenue. During the three months ended June 30, 2021, as compared to the three months ended June 30, 2020, cost of revenue as a percentage of segment net revenue increased to 81.4% from 78.7%, respectively, as a result of the wind down of certain unemployment contracts during the three months ended June 30, 2021.

Phoenix Cost of Revenue

Phoenix cost of revenue for the three months ended June 30, 2021 was $23.3 million, an increase of $4.0 million, or 21.1%, compared to cost of revenue of $19.2 million for the three months ended June 30, 2020. During the three months ended June 30, 2021, as compared to the three months ended June 30, 2020, cost of revenue as a percentage of segment net revenue decreased to 75.7% from 78.3%. Phoenix experiences normal fluctuations to cost of revenue as a percentage of net revenue as a result of changes to the mix of products sold.  Additionally, certain costs do not fluctuate directly with net revenue.

Selling, General, and Administrative Expense

	Three Months Ended June 30,
(in thousands)	2021	2020	$ Change	% Change
Faneuil	$10,897	$10,211	$686	6.7%
Phoenix	3,308	2,884	424	14.7
ALJ	1,751	1,295	456	35.2
Consolidated selling, general and administrative expense	$15,956	$14,390	$1,566	10.9%

Faneuil Selling, General, and Administrative Expense

Faneuil selling, general, and administrative expense for the three months ended June 30, 2021 was $10.9 million, an increase of $0.7 million, or 6.7%, compared to selling, general, and administrative expense of $10.2 million for the three months ended June 30, 2020. The increase was primarily attributable to higher salaries and the expansion of software solutions to improve Faneuil’s customer experience and support call center efficiencies. During the three months ended June 30, 2021 compared to the three months ended June 30, 2020, selling, general, and administrative expense as a percentage of segment net revenue decreased to 15.0% from 16.6%. Certain selling, general, and administrative expenses do not fluctuate directly with net revenue. As such, we expect selling, general, and administrative expense as a percentage of segment net revenue to fluctuate.

Phoenix Selling, General, and Administrative Expense

Phoenix selling, general, and administrative expense for the three months ended June 30, 2021 was $3.3 million, an increase of $0.4 million, or 14.7%, compared to selling, general, and administrative expense of $2.9 million for the three months ended June 30, 2020. Selling, general, and administrative expense as a percentage of segment net revenue decreased to 10.8% for the three months ended June 30, 2021 from 11.7% for the three months ended June 30, 2020, which was mainly attributable to the increase in net revenue. Certain selling, general, and administrative expenses do not fluctuate directly with net revenue. As such, we expect selling, general, and administrative expense as a percentage of segment net revenue to fluctuate.

ALJ Selling, General, and Administrative Expense

ALJ selling, general, and administrative expense for the three months ended June 30, 2021 was $1.8 million, an increase of $0.5 million, or 35.2%, compared to selling, general, and administrative expense of $1.3 million for the three months ended June 30, 2020. The increase was mainly attributable to a $0.4 million increased bonus accrual.  We expect selling, general, and administrative expense to fluctuate in the future as we comply with SEC reporting requirements and regulations and allocate certain expenses to our subsidiaries.

Depreciation and Amortization Expense

	Three Months Ended June 30,
(in thousands)	2021	2020	$ Change	% Change
Faneuil	$3,116	$3,152	$(36)	(1.1)%
Phoenix	535	560	(25)	(4.5)
Consolidated depreciation and amortization Expense	$3,651	$3,712	$(61)	(1.6)%

Faneuil Depreciation and Amortization Expense

Faneuil depreciation and amortization expense was consistent at $3.1 million and $3.2 million for the three months ended June 30, 2021 and June 30, 2020, respectively.  Because certain Faneuil contracts require capital investments, Faneuil depreciation and amortization expense is impacted by the timing of new contracts and the completion of existing contracts.

Phoenix Depreciation and Amortization Expense

Phoenix depreciation and amortization expense consists primarily of amortization of acquisition-related intangible assets. Depreciation and amortization expense was consistent at $0.5 million and $0.6 million for the three months ended June 30, 2021 and June 30, 2020, respectively.

Interest Expense

Interest expense was consistent at $2.6 million for both the three months ended June 30, 2021 and June 30, 2020.  Interest expense was impacted by the weighted-average outstanding balance on our line of credit and principal paydown on our term loans.

Loss on Debt Extinguishment

We recognized a loss on debt extinguishment of $2.1 million during the three months ended June 30, 2021, which was comprised of $1.2 million for the write off of deferred loan costs and $0.9 million of prepayment penalties.

Provision for Income Taxes

We recorded a provision for income taxes of $0.4 million for the three months ended June 30, 2021 compared to $0.3 million for the three months ended June 30, 2020.  The provision for both the three months ended June 30, 2021 and June 30, 2020 was the result of generating state taxable income and changes to the valuation allowance recorded against net deferred tax assets.

ALJ did not record a provision for or benefit from income taxes for discontinued operations during either the three months ended June 30, 2021 or June 30, 2020.

Net Loss from Discontinued Operations

As a result of the sale of Carpets in February 2021, we had no discontinued operations during the three months ended June 30, 2021, compared to a $0.5 million net loss from discontinued operations during the three months ended June 30, 2020, which was attributable to the operations of Carpets.

Segment Adjusted EBITDA

Segment adjusted EBITDA is a financial measure used by our management and chief operating decision maker (“CODM”) to manage the business, allocate resources, and assess the performance of each operating segment. ALJ defines segment adjusted EBITDA as segment net income (loss) before depreciation and amortization expense, interest expense, litigation loss, recovery of litigation loss, restructuring and cost reduction initiatives, loan amendment expenses, fair value of warrants issued in connection with loan amendments, stock-based compensation, acquisition-related expenses, gain on disposal of assets, net, income taxes, loss on debt extinguishment, and other non-recurring items. The following table summarizes segment adjusted EBITDA.

	Three Months Ended June 30,
(in thousands)	2021	2020	$ Change	% Change
Faneuil	$3,731	$4,263	$(532)	(12.5)%
Phoenix	5,476	3,761	1,715	45.6
ALJ	(1,456)	(906)	(550)	(60.7)
Segment adjusted EBITDA	$7,751	$7,118	$633	8.9%

Faneuil Segment Adjusted EBITDA

Faneuil segment adjusted EBITDA was $3.7 million for the three months ended June 30, 2021 compared to $4.3 million for the three months ended June 30, 2020.  Segment adjusted EBITDA decreased $0.5 million, or 12.5%, driven by the wind-down of certain state unemployment contracts and continuing losses from one healthcare contract.

Phoenix Segment Adjusted EBITDA

Phoenix recognized segment adjusted EBITDA of $5.5 million for the three months ended June 30, 2021 compared to $3.8 million for the three months ended June 30, 2020. Segment adjusted EBITDA increased by $1.7 million, or 45.6%, as a result of higher volumes from components and books.

ALJ Segment Adjusted EBITDA

ALJ segment adjusted EBITDA loss for the three months ended June 30, 2021 was ($1.5) million compared to segment adjusted EBITDA loss of ($0.9) million for the three months ended June 30, 2020. ALJ segment adjusted EBITDA loss for three months ended June 30, 2021 was impacted by an increased bonus accrual.

Nine Months Ended June 30, 2021 Compared to Nine Months Ended June 30, 2020

The following table sets forth certain Condensed Consolidated Statements of Operations data as a percentage of net revenue for each period as follows:

	Nine Months Ended June 30, 2021		Nine Months Ended June 30, 2020
		% of		% of
(in thousands, except per share amounts)	Dollars	Net Revenue	Dollars	Net Revenue
Net revenue (1)
Faneuil	$243,147	73.9%	$178,915	70.9%
Phoenix	86,038	26.1	73,331	29.1
Consolidated net revenue	329,185	100.0	252,246	100.0
Cost of revenue (2)
Faneuil	203,247	83.6	148,951	83.3
Phoenix (3)	65,864	76.6	56,940	77.6
Consolidated cost of revenue	269,111	81.8	205,891	81.6
Selling, general, and administrative expense (2)
Faneuil	28,799	11.8	24,625	13.8
Phoenix	9,373	10.9	9,358	12.8
ALJ	5,232	—	3,466	—
Consolidated selling, general, and administrative expense	43,404	13.2	37,449	14.8
Depreciation and amortization expense (2)
Faneuil	9,456	3.9	9,667	5.4
Phoenix (4)	1,601	1.9	1,688	2.3
Consolidated depreciation and amortization expense	11,057	3.4	11,355	4.5
Impairment of goodwill	—	—	56,492	22.4
Gain on disposal of assets, net (5)	(191)	(0.1)	(299)	—
Total consolidated operating expenses (5)	323,381	98.2	310,888	123.2
Consolidated operating income (loss)	5,804	1.8	(58,642)	(23.2)
Interest expense, net (5)	(7,656)	(2.3)	(7,976)	(3.2)
Interest from legal settlement (5)	—	—	200	0.1
Loss on debt extinguishment (5)	(2,072)	(0.6)	—	—
(Provision for) benefit from income taxes (5)	(719)	(2.2)	1,008	4.0
Net loss from continuing operations	(4,643)	(1.4)	(65,410)	(25.9)
Net loss from discontinued operations	(1,063)	(0.3)	(3,324)	(1.3)
Net loss (5)	$(5,706)	(1.7)	$(68,734)	(27.2)
Loss per share of common stock–basic and diluted	$(0.13)		$(1.63)

(1)	Percentage is calculated as segment net revenue divided by consolidated net revenue.
(2)	Percentage is calculated as a percentage of the respective segment net revenue.
(3)	Includes depreciation expense of $3.9 million and $3.3 million for the nine months ended June 30, 2021 and June 30, 2020, respectively.
(4)

Primarily amortization of intangible assets. Total depreciation and amortization expense for Phoenix, including depreciation expense captured in cost of revenue, was $5.5 million and $5.0 million for the nine months ended June 30, 2021 and June 30, 2020, respectively.

(5)	Percentage is calculated as a percentage of consolidated net revenue.

Net Revenue

	Nine Months Ended June 30,
(in thousands)	2021	2020	$ Change	% Change
Faneuil	$243,147	$178,915	$64,232	35.9%
Phoenix	86,038	73,331	12,707	17.3
Consolidated net revenue	$329,185	$252,246	$76,939	30.5%

Faneuil Net Revenue

Faneuil net revenue for the nine months ended June 30, 2021 was $243.1 million, an increase of $64.2 million, or 35.9%, compared to net revenue of $178.9 million for the nine months ended June 30, 2020. The increase was mainly attributable to a $62.1 million increase in new customer contracts and a $16.5 million net increase in existing customers mostly due to open enrollment volumes for healthcare contracts and expanded call center services provided, partially offset by a $14.4 million reduction driven by the completion of customer contracts.

Phoenix Net Revenue

Phoenix net revenue for the nine months ended June 30, 2021 was $86.0 million, an increase of $12.7 million, or 17.3%, compared to net revenue of $73.3 million for the nine months ended June 30, 2020. The increase was primarily attributable to higher component sales primarily related to trade and book sales.

Cost of Revenue

	Nine Months Ended June 30,
(in thousands)	2021	2020	$ Change	% Change
Faneuil	$203,247	$148,951	$54,296	36.5%
As a percentage of segment net revenue	83.6%	83.3%
Phoenix	65,864	56,940	8,924	15.7
As a percentage of segment net revenue	76.6%	77.6%
Consolidated cost of revenue	$269,111	$205,891	$63,220	30.7%

Faneuil Cost of Revenue

Faneuil cost of revenue for the nine months ended June 30, 2021 was $203.2 million, an increase of $54.3 million, or 36.5%, compared to cost of revenue of $149.0 million for the nine months ended June 30, 2020. The increase in cost of revenue was a direct result of the increased net revenue. During the nine months ended June 30, 2021, as compared to the nine months ended June 30, 2020, cost of revenue as a percentage of segment net revenue was consistent at 83.6% and 83.3%, respectively.

Phoenix Cost of Revenue

Phoenix cost of revenue for the nine months ended June 30, 2021 was $65.9 million, an increase of $8.9 million, or 15.7%, compared to cost of revenue of $56.9 million for the nine months ended June 30, 2020. During the nine months ended June 30, 2021, as compared to the nine months ended June 30, 2020, cost of revenue as a percentage of segment net revenue remained consistent at 76.6% and 77.6%, respectively. Phoenix experiences normal fluctuations to cost of revenue as a percentage of net revenue as a result of changes to the mix of products sold.  Additionally, certain costs do not fluctuate directly with net revenue.

Selling, General, and Administrative Expense

	Nine Months Ended June 30,
(in thousands)	2021	2020	$ Change	% Change
Faneuil	$28,799	$24,625	$4,174	17.0%
Phoenix	9,373	9,358	15	0.2
ALJ	5,232	3,466	1,766	51.0
Consolidated selling, general and administrative expense	$43,404	$37,449	$5,955	15.9%

Faneuil Selling, General, and Administrative Expense

Faneuil selling, general, and administrative expense for the nine months ended June 30, 2021 was $28.8 million, an increase of $4.2 million, or 17.0%, compared to selling, general, and administrative expense of $24.6 million for the nine months ended June 30, 2020. The increase was attributable to higher compensation expenses, legal expenses, and the expansion of software solutions to improve Faneuil’s customer experience and support call center efficiencies.  To a lesser extent, the increase was attributable to Faneuil’s $1.3 million recovery of litigation loss during the nine months ended June 30, 2020.  During the nine months ended June 30, 2021 compared to the nine months ended June 30, 2020, selling, general, and administrative expense as a percentage of segment net revenue decreased to 11.8% from 13.8%. Certain selling, general, and administrative expenses do not fluctuate directly with net revenue. As such, we expect selling, general, and administrative expense as a percentage of segment net revenue to fluctuate.

Phoenix Selling, General, and Administrative Expense

Phoenix selling, general, and administrative expense was $9.4 million for both the nine months ended June 30, 2021 and June 30, 2020. Selling, general, and administrative expense as a percentage of segment net revenue decreased to 10.9% for the nine months ended June 30, 2021 from 12.8% for the nine months ended June 30, 2020, which was mainly attributable to the increase in net revenue. Certain selling, general, and administrative expenses do not fluctuate directly with net revenue. As such, we expect selling, general, and administrative expense as a percentage of segment net revenue to fluctuate.

ALJ Selling, General, and Administrative Expense

ALJ selling, general, and administrative expense for the nine months ended June 30, 2021 was $5.2 million, an increase of $1.8 million, or 51.0%, compared to selling, general, and administrative expense of $3.5 million for the nine months ended June 30, 2020. The increase was mainly attributable to a $1.1 million increased bonus accrual and increased banking fees to support our various Financing Agreement amendments. We expect selling, general, and administrative expense to fluctuate in the future as we comply with SEC reporting requirements and regulations and allocate certain expenses to our subsidiaries.

Depreciation and Amortization Expense

	Nine Months Ended June 30,
(in thousands)	2021	2020	$ Change	% Change
Faneuil	$9,456	$9,667	$(211)	(2.2)%
Phoenix	1,601	1,688	(87)	(5.2)
Consolidated depreciation and amortization expense	$11,057	$11,355	$(298)	(2.6)%

Faneuil Depreciation and Amortization Expense

Faneuil depreciation and amortization expense for the nine months ended June 30, 2021 was $9.5 million, a decrease of $0.2 million, or 2.2%, compared to depreciation and amortization expense of $9.7 million for the nine months ended June 30, 2020.  The decrease was attributable to leasehold improvements for one large call center that were fully amortized. Because certain Faneuil contracts require capital investments, Faneuil depreciation and amortization expense is impacted by the timing of new contracts and the completion of existing contracts.

Phoenix Depreciation and Amortization Expense

Phoenix depreciation and amortization expense consists primarily of amortization of acquisition-related intangible assets. Depreciation and amortization expense was consistent at $1.6 million and $1.7 for the nine months ended June 30, 2021 and June 30, 2020, respectively.

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

As a result of the interim test, ALJ recognized a non-cash impairment of goodwill totaling $56.5 million during the nine months ended June 30, 2020.

Interest Expense

Interest expense for the nine months ended June 30, 2021 was $7.7 million, a decrease of $0.3 million, or 4.0%, compared to $8.0 million for the nine months ended June 30, 2020.  The decrease was mainly attributable to decreased weighted-average outstanding balance on our line of credit as we were able to fund working capital requirements from operations rather than borrowing on our line of credit, and principal paydown on our term loans.

Interest from Legal Settlement

During the nine months ended June 30, 2020, Faneuil received a onetime $1.5 million settlement, of which $0.2 million was attributable to interest. See “Part I, Item 1. Financial Statements – Note 9. Commitments and Contingencies.”

Loss on Debt Extinguishment

We recognized a loss on debt extinguishment of $2.1 million during the three months ended June 30, 2021, which was comprised of $1.2 million for the write off of deferred loan costs and $0.9 million of prepayment penalties.

Provision for Income Taxes

ALJ recorded a provision for income taxes from continuing operations of $0.7 million and a benefit for income taxes from continuing operations of $1.0 million for the nine months ended June 30, 2021 and June 30, 2020, respectively. The provision for the nine months ended June 30, 2021 was the result of generating state taxable income. The benefit from income taxes for the nine months ended June 30, 2020 was the result of changes to our valuation allowance recorded against net deferred tax assets.

ALJ did not record a provision for or benefit from income taxes for discontinued operations during the nine months ended June 30, 2021 or June 30, 2020.

Net Loss from Discontinued Operations

As a result of the sale of Carpets in February 2021, we recognized a net loss from discontinued operations of $1.1 million during the nine months ended June 30, 2021, of which $0.8 million was attributable to the onetime loss on the sale of Carpets, and $3.3 million during the nine months ended June 30, 2020, which was attributable to the operations of Carpets.

Segment Adjusted EBITDA

	Nine Months Ended June 30,
(in thousands)	2021	2020	$ Change	% Change
Faneuil	$12,372	$7,288	$5,084	69.8%
Phoenix	14,774	10,779	3,995	37.1
ALJ	(4,076)	(2,855)	(1,221)	(42.8)
Segment adjusted EBITDA	$23,070	$15,212	$7,858	51.7%

Faneuil Segment Adjusted EBITDA

Faneuil segment adjusted EBITDA was $12.4 million for the nine months ended June 30, 2021 compared to $7.3 million for the nine months ended June 30, 2020.  Segment adjusted EBITDA increased $5.1 million, or 69.8%, driven by the start of new contracts, operational improvements at existing contracts, reduced costs for medical and workers compensation claims, offset somewhat by continuing losses for one healthcare contract.

Phoenix Segment Adjusted EBITDA

Phoenix segment adjusted EBITDA for the nine months ended June 30, 2021 was $14.8 million compared to segment adjusted EBITDA of $10.8 million for the nine months ended June 30, 2020. Segment adjusted EBITDA increased by $4.0 million, or 37.1%, as a result of higher volumes from trade components and books.

ALJ Segment Adjusted EBITDA

ALJ segment adjusted EBITDA loss for the nine months ended June 30, 2021 was ($4.1) million compared to segment adjusted EBITDA loss of ($2.9) million for the nine months ended June 30, 2020. ALJ segment adjusted EBITDA loss for nine months ended June 30, 2021 was impacted by an increased bonus accrual.

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

Liquidity and Capital Resources

Historically, our principal sources of liquidity have been cash provided by operations and borrowings under various debt arrangements. On June 30, 2021, our principal sources of liquidity included cash and cash equivalents of $8.4 million and an unused borrowing capacity of $29.2 million on our line of credit. Our principal uses of cash have been for acquisitions, capital expenditures to support Faneuil’s customers, and to pay down debt. We anticipate these uses will continue to be our principal uses of liquidity in the future.

Global financial and credit markets have been volatile in recent years and has been further exacerbated by COVID-19 since March 2020. Future adverse conditions of these markets could negatively affect our ability to secure funds or raise capital at a reasonable cost or at all. For additional discussion of our various debt arrangements see Contractual Obligations below.

In summary, our cash flows for each period were as follows:

	Nine Months Ended June 30,
(in thousands)	2021	2020
Cash provided by operating activities	$20,662	$7,290
Cash used for investing activities	(5,892)	(5,224)
Cash (used for) provided by financing activities	(12,405)	798
Change in cash and cash equivalents	$2,365	$2,864

For the nine months ended June 30, 2021, we recognized a net loss of $5.7 million, generated cash from operating activities of $20.7 million, used cash for investing activities of $5.9 million, and used cash for financing activities of $12.4 million.

For the nine months ended June 30, 2020, we recognized net loss of $68.7 million, which included a non-recurring impairment of goodwill of $56.5 million, generated cash from operating activities of $7.3 million, used cash for investing activities of $5.2 million, and generated cash from financing activities of $0.8 million.

Operating Activities

Cash provided by operating activities of $20.7 million during the nine months ended June 30, 2021 was the result of our $5.7 million net loss, $21.0 million addback of net non-cash expenses, and $5.4 million of net cash provided by changes in operating assets and liabilities. The most significant components of net non-cash expenses were depreciation and amortization expense of $14.9 million, loss on debt extinguishment of $2.1 million, interest expense and other bank fees accreted to term loans of $1.7 million, and change in fair value of contingent consideration of $1.1 million. The most significant components of changes in operating assets and liabilities were mostly attributable to the timing of Faneuil’s significant new customer implementations and included accounts receivable of $3.9 million and other current liabilities and other non-current liabilities of $4.0 million, which provided cash, partially offset by deferred revenue and customer deposits of $4.9 million, which used cash.  The CARES Act allowed us to defer payment for $8.4 million of payroll-related taxes, of which $4.2 million is recorded in other current liabilities and $4.2 million is recorded in other non-current liabilities on June 30, 2021.

Cash provided by operating activities of $7.3 million during the nine months ended June 30, 2020 was the result of our $68.7 million net loss, $73.6 million addback of net non-cash expenses, and $2.4 million of net cash used for changes in operating assets and liabilities. The most significant components of net non-cash expenses include the impairment of goodwill of $56.5 million, depreciation and amortization expense of $14.7 million, offset by deferred income taxes of $1.4 million. The most significant components of changes in operating assets and liabilities were mostly attributable to the timing of Faneuil’s significant new customer implementations and included accounts receivable of $11.7 million, prepaid expenses and other current assets of $4.4 million, and other assets and collateral deposits of $1.1 million, which used cash, offset by deferred revenue and customer deposits of $8.1 million, discontinued operations, net of $3.9 million, accounts payable of $3.7 million, and accrued expenses of $1.6 million, which provided cash.  Additionally, the CARES Act allowed us to defer payment for $2.5 million of payroll-related taxes, which positively impacted our cash flow from operations.  The CARES Act payroll-related liability is recorded in other non-current liabilities on June 30, 2020.

Cash provided by operations for the nine months ended June 30, 2021 compared to cash used for operations for the nine months ended June 30, 2020, was impacted by the deferral of payroll-related taxes under the CARES Act.  Additionally, Faneuil had fewer new contract implementations during the nine months ended June 30, 2021 as compared to the nine months ended June 30, 2020, which had a positive impact on working capital.

Investing Activities

For the nine months ended June 30, 2021, our investing activities used $5.9 million of cash, of which $2.8 million was used to purchase equipment and software for Faneuil’s new and existing customers, and $3.8 million was used to purchase capital equipment, mostly printing equipment, in the normal course of operations, offset by $0.4 million cash proceeds from the sale of Carpets and $0.3 million cash proceeds from the sale of redundant printing equipment.

For the nine months ended June 30, 2020, our investing activities used $5.2 million of cash, of which $2.2 million was used to purchase equipment, software and leasehold improvements for Faneuil’s new and existing customers, and $3.0 million was used to purchase capital equipment in the normal course of operations.

The increase in capital expenditures was a result of Phoenix buying more printer equipment during the nine months ended June 30, 2021 compared to the nine months ended June 30, 2020.

Financing Activities

For the nine months ended June 30, 2021, our financing activities used $12.4 million of cash.  In June 2021, we replaced our term loan with a new $95.0 million term loan and amended our revolving credit facility to (i) significantly reduce principal payments, (ii) consolidate debt, (iii) update financial covenants, and (iv) extend the maturity date from November 2023 to June 2025. In connection with the transaction, we paid deferred loan costs of $4.2 million.  See “Part I, Item 1 - Financial Statements – Note 8. Debt” for additional information.

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

Cash used for financing activities for the nine months ended June 30, 2021 compared to cash provided by financing activities for the nine months ended June 30, 2020 was impacted by the replacement of our term loan and amendment of our revolving credit facility during June 2021.

Contractual Obligations

The following table summarizes our significant contractual obligations on June 30, 2021, and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments due by Period
		Less Than	One – Three	Four – Five	More than Five
(in thousands)	Total	One Year	Years	Years	Years
Term loan with quarterly principal payments (1)	$95,000	$3,800	$7,600	$83,600	$—
Operating lease obligations (2)	39,467	5,035	11,181	10,136	13,115
Other liabilities (3)	12,499	3,110	9,389	—	—
Finance lease obligations (1)	1,350	810	540	—	—
Convertible Promissory Notes (1)	6,026	—	6,026	—	—
Total contractual cash obligations (4)	$154,342	$12,755	$34,736	$93,736	$13,115

(1)	Refer to “Part I, Item 1. Financial Statements – Note 8. Debt.”
(2)	Refer to “Part I, Item 1. Financial Statements – Note 9. Commitments and Contingencies.”
(3)

Amounts represent future cash payments to satisfy our short- and long-term workers’ compensation reserve, short- and long-term acquisition-related deferred and contingent liabilities, and other long-term liabilities recorded on our consolidated balance sheets. It excludes deferred revenue and non-cash items. Short- and long-term acquisition-related deferred and contingent payments are included in the table at total fair value, as defined by generally accepted accounting principles, of $4.6 million. As of June 30, 2021, the total maximum amount of acquisition-related deferred and contingent cash payments was $5.0 million.

(4)

Total excludes contractual obligations already recorded on our consolidated balance sheets as current liabilities, except for the short-term portions of our term loan, short-term portion of acquisition-related deferred and contingent payments, equipment financing agreement, and workers’ compensation reserve.

Off-Balance Sheet Arrangements

On June 30, 2021, we had two types of off-balance sheet arrangements.

Surety Bonds. As part of Faneuil’s normal course of operations, certain customers require surety bonds guaranteeing the performance of a contract. On June 30, 2021, the face value of such surety bonds, which represents the maximum cash payments that Faneuil would have to make under certain circumstances of non-performance, was approximately $41.5 million.

Letters of Credit. ALJ had letters of credit totaling $3.3 million outstanding on June 30, 2021.

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

For a complete summary of our significant accounting policies, please refer to “Part IV. Exhibits, Financial Statement Schedules –Note 2. Summary of Significant Accounting Policies,” included in our Fiscal 2020 Form 10-K. As a result of adopting ASC 842, we revised our accounting policy for leases. See further discussion at “Part I, Item 1. Financial Statements – Note 2. Recent Accounting Standards.”  There were no other changes to our accounting policies during the nine months ended June 30, 2021.

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

Further, Faneuil relies on the ability to attract and retain labor on a cost-effective basis. The availability of labor in the local markets in which Faneuil operates has declined in recent years and competition for such labor has increased, especially under the economic crises experienced throughout the COVID-19 pandemic. Faneuil’s ability to attract and retain a sufficient workforce on a cost-effective basis depends on several factors discussed above, including the ability to protect staff during COVID-19. Faneuil may not be able to attract and retain a sufficient workforce on a cost-effective basis in the future. In the event of increased costs of attracting and retaining a workforce, Faneuil’s profit margins may decline as a result.

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

Our financing documents contain affirmative and negative financial covenants restricting ALJ, Faneuil, and Phoenix. Specifically, our loan facilities’ covenants restrict ALJ, Faneuil, and Phoenix from:

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

As of June 30, 2021, $95.0 million of our current borrowings under the Blue Torch Term Loan, and potential future borrowings are, and may continue to be, at variable rates of interest, tied to LIBOR or the Prime Rate of interest, thus exposing us to interest rate risk. Such rates tend to fluctuate based on general economic conditions, general interest rates, Federal Reserve rates and the supply of and demand for credit in the relevant interbanking market. In recent years, the Fed has incrementally changed the target range for the federal funds rate. Changes in the interest rate generally, and particularly when coupled with any significant variable rate indebtedness, could materially adversely impact our interest expense. If interest rates changed in the future by 100 basis points, based on our current borrowings as of June 30, 2021, our interest expense would increase or decrease by $1.0 million per year.

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

As of June 30, 2021, both of our subsidiaries had a significant backlog. Our backlog is typically subject to large variations from quarter to quarter and comparisons of backlog from period to period are not necessarily indicative of future revenue. The contracts comprising our backlog may not result in actual revenue in any particular period or at all, and the actual revenue from such contracts may differ from our backlog estimates. The timing of receipt of revenue, if any, for projects included in backlog could change because many factors affect the scheduling of projects. In certain instances, customers may have the right to cancel, reduce or defer amounts that we have in our backlog, which could negatively affect our future revenue. The failure to realize all amounts in our backlog could adversely affect our revenue and gross margins. As a result, our subsidiaries’ backlog as of any particular date may not be an accurate indicator of our future revenue or earnings.

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

Our executive officers and directors and their affiliated entities together beneficially owned approximately 57.9% of our outstanding common stock at August 1, 2021. Jess Ravich, our current Chief Executive Officer, beneficially owned approximately 49.6% of our common stock as of August 1, 2021. As a result, these stockholders, if they act together or in a block, could have significant influence over most matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions, even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

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

Your share ownership may be diluted by the issuance of additional shares of our common or preferred stock or securities convertible into common or preferred stock in the future. As of June 30, 2021, a total of 1,355,000 shares of our common stock are issuable pursuant to outstanding options issued by us at a weighted-average exercise price of $3.56, and 2,907,529 shares of our common stock are issuable pursuant to outstanding warrants at a weighted-average exercise price of $1.11. As of June 30, 2021, ALJ had debt that was convertible into approximately 11,158,000 shares of common stock at the discretion of the debt holder.  It is probable that options or warrants to purchase our common stock, or debt that is convertible into common stock, will be exercised during their respective terms if the fair market value of our common stock exceeds the exercise price of the particular option or warrant. If the stock options or warrants are exercised, your share ownership will be diluted. Additionally, options to purchase up to 1,445,000 shares of ALJ common stock are available for grant under our existing equity compensation plans as of June 30, 2021.

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

Filed herewith

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.INS)	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALJ Regional Holdings, Inc.

Date: August 12, 2021
/s/ Jess Ravich
Jess Ravich
Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2021
/s/ Brian Hartman
Brian Hartman
Chief Financial Officer
(Principal Financial Officer)