Form 10-K
period 2021-09-30
ALJ REGIONAL HOLDINGS INC
filed 2021-12-20
CIK 1438731

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2021

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

Large accelerated filer ☐ Emerging growth company ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

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

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates was approximately $28,066,692, based on the closing price of $1.45 for such common equity on March 31, 2021.

The number of shares of common stock, $0.01 par value per share, outstanding as of November 30, 2021, was 42,405,725.

DOCUMENTS INCORPORATED BY REFERENCE

None

ALJ REGIONAL HOLDINGS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED SEPTEMBER 30, 2021

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

PART I

ITEM 1. BUSINESS.

Overview and Business Organization

ALJ Regional Holdings, Inc. (including subsidiaries, referred to collectively in this report as “ALJ,” the “Company” or “we”) is a holding company.  During the year ended September 30, 2021, ALJ consisted of the following wholly-owned subsidiaries:

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

•

Floors-N-More, LLC, d/b/a, Carpets N’ More (“Carpets”). Carpets was a floor covering retailer in Las Vegas, Nevada, and a provider of multiple products for the commercial, retail and home builder markets including all types of flooring, countertops, cabinets, window coverings and garage/closet organizers. ALJ acquired and disposed of Carpets in April 2014 and February 2021, respectively.

With several members of senior management and our board of directors (“Board of Directors”) coming from long careers in the professional service industry, ALJ is focused on acquiring and operating exceptional businesses.

As a result of the sale of one of its segments, Carpets, during February 2021, discussed below, ALJ has organized its business and corporate structure into two business segments: Faneuil and Phoenix. ALJ is reported as corporate overhead. For results of operations by business segment, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Human Capital Management

Faneuil is committed to fostering a work environment that values diversity and inclusion. This commitment includes providing equal access to and participation in, equal employment opportunities, programs, and services without regard to race, religion, color, origin, disability, sex, sexual orientation, gender identity, veteran status, age, or stereotypes based thereon. Faneuil welcomes team members' differences, experiences, and beliefs, and is investing in a more productive, engaged, diverse and inclusive workforce.

Faneuil monitors human capital metrics and diversity. On September 30, 2021, Faneuil had 6,541 full-time employees (down from 7,743 employees on September 30, 2020). No Faneuil employees are represented by a labor union, or subject to any collective bargaining agreements. Faneuil considers its employee relations good.

Faneuil continues to focus on workplace safety by providing training and bringing awareness to workplace best practices in a continuous effort to reduce workplace injuries and accidents. Faneuil acted quickly to respond to safety protocols as a result of the COVID-19 pandemic to protect the health and safety of team members. To support team members, Faneuil offered remote work options where possible, purchased additional sanitation supplies and increased personal protective materials provided to staff.

Customers

Faneuil’s client portfolio includes both government and commercial entities nationwide, including several toll authorities, state agencies, municipalities, publicly-owned utilities, health benefit exchanges, one government agency that operates the major airports serving the Washington, D.C. area, and several other public and private entities.

The percentages of Faneuil net revenue derived from its significant customers for the years ended September 30, 2021 and 2020 were as follows:

	Year Ended September 30,
	2021	2020
Customer A	10.1%	10.6%
Customer B	10.0	**

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

Properties

Faneuil leases all of its properties in various locations throughout the United States for customer contact centers, walk-in retail, and administration. Faneuil’s corporate headquarters are located in Hampton, VA. Faneuil’s leased facilities comprise an aggregate of approximately 487,000 square feet with leases that expire at various dates through June 2030. Faneuil believes that its existing leased facilities are adequate for current requirements.

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

The following table reflects the amount of Faneuil backlog by the fiscal year we expect to recognize revenue:

	As of September 30,
(in millions)	2021	2020
Within one year	$196.4	$245.6
Between one year and two years	125.4	145.4
Between two years and three years	77.7	101.4
Between three years and four years	30.0	83.4
Thereafter	21.3	38.1
Total Faneuil backlog	$450.8	$613.9

The decrease in total Faneuil backlog from September 30, 2021 compared to September 30, 2020 was primarily the result of negotiating an early termination of a large unprofitable contract, and services provided in the normal course of business for long-term contracts outstanding on September 30, 2020.

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

Products and Services

Books and Components

Phoenix offers several products for books and components, which represents more than 90% of Phoenix net revenue.

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

Human Capital Management

Phoenix continually invests in and supports its employees and has an employee-focused, values-driven culture, which management believes is an advantage over its competitors.

Phoenix relies on highly qualified, skilled, and knowledgeable talent to support its strategic priorities. As such, Phoenix invests in (i) efforts to attract, develop, and retain employees, and (ii) tools, technologies, processes, and education to increase employee engagement, productivity, and efficiency.

Phoenix is committed to fostering a work environment that values diversity, equity, and inclusion to create an equal, safe, and fair work environment for all employees. On September 30, 2021, Phoenix had 417 full-time employees (up from 413 employees on September 30, 2020). No Phoenix employees are represented by a labor union, or subject to any collective bargaining agreements. Phoenix considers its employee relations good.

Customers

Phoenix sells to many of the leading publishing companies. A small number of customers have historically accounted for a substantial portion of Phoenix net revenue. The percentages of Phoenix net revenue derived from its significant customers for the years ended September 30, 2021 and 2020 were as follows:

	Year Ended September 30,
	2021	2020
Customer A	24.3%	24.4%
Customer B	22.6	18.9
Customer C	12.2	13.0

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

The percentages of Phoenix inventory purchases from its significant suppliers for the years ended September 30, 2021 and 2020 were as follows:

	Year Ended September 30,
	2021	2020
Supplier A	19.6%	14.1%
Supplier B	13.2	17.3
Supplier C	**	10.6

** Less than 10% of Phoenix inventory purchases.

Backlog

Phoenix backlog represents executed master service agreements (“MSA”) that contain minimum volume commitments over multiple years for future product deliveries. Phoenix includes only the estimated minimum commitments in the MSAs as backlog. As Phoenix executed MSAs mostly provide for minimum volume commitments rather than minimum aggregate dollar spend, the actual revenue from such agreements may differ from our backlog estimates as to the total order volume and the timing of such volume. Phoenix adjusts backlog to reflect estimated order volumes delivered by its customers based on historical experience known at the reporting date; however, future variations in order volumes by Phoenix customers may increase or decrease backlog and future revenue.

The following table reflects the amount of Phoenix backlog by the fiscal year we expect to recognize revenue:

	As of September 30,
(in millions)	2021	2020
Within one year	$69.8	$65.0
Between one year and two years	64.7	63.5
Between two years and three years	44.5	57.3
Between three years and four years	43.3	43.3
Thereafter	52.4	95.6
Total Phoenix backlog	$274.7	$324.7

The decrease in Phoenix backlog on September 30, 2021 compared to September 30, 2020 was primarily driven by product delivery in the normal course of business for purchase orders outstanding on September 30, 2020.

For further information regarding the Phoenix backlog, see “Part I, Item 1A. Risk Factors - Risks Related to our Business Generally - We may not receive the full amounts estimated under the contracts in our backlog, which could reduce our revenue in future periods below the levels anticipated. This makes backlog an uncertain indicator of future operating results.”

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

Environmental Matters

Phoenix is committed to creating quality products, while providing a safe and healthy workplace and acting as an environmentally responsible neighbor. Phoenix believes in preserving the environment and is committed to safeguarding natural resources and the environment as part of its daily operations.

Phoenix continues to seek solutions to reduce its environmental impact by identifying areas for improvement, continually seeking alternatives to improve efficiency of conventional energy usage and implementing new innovations to reduce its impacts on the environment.

Properties

Phoenix owns its principal properties for corporate offices and production located in Hagerstown, MD, which totals approximately 276,000 square feet. Phoenix also owns two buildings totaling approximately 45,000 square feet in Terre Haute, IN. Additionally, Phoenix rents approximately 5,000 square feet in Rockaway, NJ under a month-to-month lease. Phoenix believes its facilities will be adequate for at least the next 12 months.

Management

Phoenix is led by Marc Reisch, who currently serves as its Chairman and previously served as its Chief Executive Officer from 2008 to 2015. Mr. Reisch served as a director on ALJ’s Board of Directors from August 2015 until October 2019. For additional information regarding Mr. Reisch, see “Part III, Item 10. Directors, Executive Officers and Corporate Governance.”

Carpets N’ More

Background

In January 2021, ALJ entered into a Purchase and Sale Agreement (“PSA”), by and among the Company, Superior Interior Finishes, LLC, a Nevada limited liability company (“Superior”) and Carpets, pursuant to which the Company agreed to sell 100% of the membership interests of Carpets to Superior for an aggregate purchase price of $0.5 million (the “Purchase Price”) in cash (the “Transaction”). At the time of the PSA, Superior was 100% owned by Steve Chesin, the Chief Executive Officer of Carpets. The Company entered into the PSA because its Carpets business segment had been deemed a non-core holding and had underperformed over the past several years. The Transaction, which was approved by a committee of the Board comprised solely of certain independent directors of the Company, closed in February 2021. As such, the results of operations, assets, liabilities, and cash flows of Carpets were classified as discontinued operations in ALJ’s financial statements for all periods presented. See “Part IV, Item 15. Exhibits, Financial Statement Schedules - Note 4. Acquisitions and Divestitures - Carpets Divestiture.”

Additional Information About ALJ and its Subsidiaries

ALJ was originally incorporated in the State of Delaware under the name Nuparent, Inc. on June 22, 1999. The Company’s name was changed to YouthStream Media Networks, Inc. on June 24, 1999, and that name was used through October 23, 2006. The Company’s name was changed to ALJ Regional Holdings, Inc. on October 23, 2006.

As of September 30, 2021, ALJ corporate had five employees, consisting of its Chief Executive Officer, Chief Financial Officer, and three support staff, performing services dedicated primarily to general corporate and administrative matters. No employee is represented by a labor union.

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

Available Information

We make available free of charge our annual, quarterly, and current reports, proxy statements and other information, in electronic format, upon request. To request such materials, please contact our Chief Financial Officer at 244 Madison Avenue, PMB #358, New York, NY 10016 or call 212-883-0083.

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

A significant portion of Faneuil’s revenues are derived from commercial and government contracts awarded through competitive bidding processes. Many of these contracts are extremely complex and require the investment of significant resources in order to prepare accurate bids and pricing based on both current and future conditions, such as the cost of labor, that could impact profitability of such contracts. Our success depends on Faneuil’s ability to (i) accurately estimate the resources and costs that will be required to implement and service any contracts we are awarded, sometimes in advance of the final determination of such contracts’ full scope and design, and (ii) negotiate adequate pricing for call center services that provide a reasonable return to our shareholders based on such estimates. Additionally, in order to attract and retain certain contracts, we are sometimes required to make significant capital and other investments to enable us to perform our services under those contracts, such as facility leases, information technology equipment purchases, labor resources, and costs incurred to develop and implement software. If Faneuil is unable to accurately estimate its costs to provide call center services, obtain adequate pricing, or control costs for fixed “price per call” contracts, it could materially adversely affect our results of operations and financial condition.

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

Data security and integrity are critically important to our business, and cybersecurity incidents, including cyberattacks, cyber-fraud, breaches of security, unauthorized access to or disclosure of confidential information, business disruption, or the perception that confidential information is not secure, could result in a material loss of business, regulatory enforcement, substantial legal liability and/or significant harm to our reputation.

Our business involves the use, storage, and transmission of information about our clients, their customers, and our employees. While we take reasonable measures to protect the security of and unauthorized access to our systems and the privacy of personal and proprietary information that we access and store, our security controls over our systems may not be adequate to prevent the improper access to or disclosure of this information. Such unauthorized access or disclosure could subject Faneuil to significant liability under relevant law or our contracts and could harm our reputation, resulting in impacts on our results of operations, loss of future revenue and business opportunities. These risks may further increase as our business model includes a high percentage of work from home delivery in addition to our delivery through customer experience centers.

We operate in an environment of significant risk of cybersecurity incidents resulting from unintentional events or deliberate attacks by third parties or insiders, which may involve exploiting highly obscure security vulnerabilities or sophisticated attack methods. These cyberattacks can take many forms, but they typically have one or more of the following objectives, among others:

•	obtain unauthorized access to confidential consumer information;
•	manipulate or destroy data; or
•	disrupt, sabotage or degrade service on our systems.

In recent years, there have been an increasing number of high-profile security breaches at companies and government agencies, and security experts have warned about the growing risks of hackers, cybercriminals and state actors launching a broad range of attacks targeting information technology systems. Information security breaches, computer viruses, interruption or loss of business data, DDoS (distributed denial of service) attacks, ransomware and other cyberattacks on any of these systems could disrupt our normal operations of customer engagement centers and remote service delivery, our cloud platform offerings, and our enterprise services, impeding our ability to provide critical services to our clients. For example, on August 18, 2021, we detected a ransomware attack (the “Security Event”) that accessed and encrypted certain files on certain servers utilized by us in the provision of our call center services. Although we quickly and actively managed the Security Event, such event caused disruption to parts of our business, including certain aspects of our provision of call center services. Although we actively communicated with customers and worked to minimize disruption, we cannot guarantee that customer relationships were not harmed as a result of the Security Event.

We are experiencing an increase in frequency of cyber-fraud attempts, such as so-called “social engineering” attacks and phishing scams, which typically seek unauthorized money transfers or information disclosure. We actively train our employees to recognize these attacks and have implemented proactive risk mitigation measures to identify and to attempt to prevent these attacks. There are no assurances, however, that these attacks, which are growing in sophistication, may not deceive our employees, resulting in a material loss.

While we have taken reasonable measures to protect our systems and processes from unauthorized intrusions and cyber-fraud, we cannot be certain that advances in cyber-criminal capabilities, discovery of new system vulnerabilities, and attempts to exploit such vulnerabilities will not compromise or breach the technology protecting our systems and the information that we manage and control, which could result in damage to our systems, our business, our reputation, and our profitability.

We cannot assure you that our systems, databases and services will not be compromised or disrupted in the future, whether as a result of deliberate attacks by malicious actors, breaches due to employee error or malfeasance, or other disruptions during the process of upgrading or replacing computer software or hardware, power outages, computer viruses, telecommunication or utility failures or natural disasters or other catastrophic events. We work to monitor and develop our information technology networks and infrastructure to prevent, detect, address and mitigate the risk of unauthorized access, misuse, computer viruses and other events that could have a security impact.

The preventive actions we take to address cybersecurity risk, including protection of our systems and networks, may be insufficient to repel or mitigate the effects of cyberattacks in the future as it may not always be possible to anticipate, detect or recognize threats to our systems, or to implement effective preventive measures against all cybersecurity risks. This is because, among other things:

•	the techniques used in cyberattacks change frequently and may not be recognized until after the attacks have succeeded;
•

cyberattacks can originate from a wide variety of sources, including sophisticated threat actors involved in organized crime, sponsored by nation-states, or linked to terrorist or hacktivist organizations; and

•	third parties may seek to gain access to our systems either directly or using equipment or security passwords belonging to employees, customers, third-party service providers or other users.

Unauthorized disclosure, loss or corruption of our data or inability of our clients and their customers to access our systems could disrupt our operations, subject us to substantial regulatory and legal proceedings and potential liability, result in a material loss of business and/or significantly harm our reputation.

We may not be able to immediately address the consequences of a cybersecurity incident because a successful breach of our computer systems, software, networks or other technology assets could occur and persist for an extended period of time before being detected due to, among other things:

•	the breadth and complexity of our operations;
•	the large number of clients, counterparties and third-party service providers with which we do business;
•	the proliferation and increasing sophistication of cyberattacks;
•	the possibility that a malicious third party compromises the software, hardware or services that we procure from a service provider unbeknownst to both the provider and to the Company; and
•	the possibility that a third party, after establishing a foothold on an internal network without being detected, might obtain access to other networks and systems.

The extent of a particular cybersecurity incident and the steps that we may need to take to investigate it may not be immediately clear, and it may take a significant amount of time before such an investigation can be completed and full and reliable information about the incident is known. While such an investigation is ongoing, we may not necessarily know the extent of the harm or how best to remediate it, and certain errors or actions could be repeated or compounded before they are discovered and remediated, any or all of which could further increase the costs and consequences of a cybersecurity incident.

Due to concerns about data security and integrity, a growing number of legislative and regulatory bodies have adopted consumer notification and other requirements in the event that consumer information is accessed by unauthorized persons and additional regulations regarding the use, access, accuracy and security of such data are possible. In the United States, we are subject to federal and state laws that provide for disparate notification regimes. In the event of unauthorized access, our failure to comply with the complexities of these various regulations could subject us to regulatory scrutiny and additional liability.

If our cloud platforms and third-party software and systems experience disruptions due to technology failures or cyberattacks and if we fail to correct such impacts promptly, our business will be materially impacted.

Our cloud platforms and third-party software and systems that we use to serve our clients are complex and may, from time to time have service interruptions, contain design defects, configuration or coding errors, and other vulnerabilities that may be difficult to detect or correct, and which may be outside of our control. We may not have sufficient redundant operations to cover a loss or failure of our systems in a timely manner. Any significant interruption could severely harm our business and reputation and result in a loss of revenue and clients. Although our commercial agreements limit our exposure from such occurrences, they may not always effectively protect us against claims in all jurisdictions and against third-party claims. If our clients’ business is damaged, our reputation could suffer, we could be subject to contract termination and payments for damages, adversely affecting our business, our reputation, our results of operations and financial condition.

If we fail to maintain and improve our systems, demand for our services could be adversely affected.

In our markets, there are continuous improvements in computer hardware, network operating systems and technologies. These improvements, as well as changes in client preferences or regulatory requirements, may require changes in the technology used to gather and process our data and deliver our services. Our future success will depend, in part, upon our ability to:

•	internally develop and implement new and competitive technologies;
•	use leading third-party technologies effectively;
•	respond to changing client needs and regulatory requirements; and
•	transition client and their customer data and data sources successfully to new interfaces or other technologies.

We cannot provide assurance that we will successfully implement new technologies, cause our cloud platforms and third-party software and systems providers to implement compatible technologies or adapt our technology to evolving customer, regulatory and competitive requirements. If we fail to respond or fail to cause our cloud platforms and third-party software and systems providers to respond, to changes in technology, regulatory requirements or client preferences, the demand for our services, the delivery of our services or our market reputation could be adversely affected. Additionally, our failure to implement important updates could affect our ability to successfully meet the timeline for us to generate cost savings resulting from our investments in improved technology. Failure to achieve any of these objectives would impede our ability to deliver strong financial results.

Faneuil’s business is subject to many regulatory requirements, and current or future regulation could significantly increase Faneuil’s cost of doing business.

Faneuil’s business is subject to many laws and regulatory requirements in the United States, covering such matters as data privacy, consumer protection, healthcare requirements, labor relations, taxation, internal and disclosure control obligations, governmental affairs and immigration. For example, Faneuil is subject to state and federal laws and regulations regarding the protection of consumer information commonly referred to as “non-public personal information.” For instance, the collection of patient data through Faneuil’s contact center services is subject to HIPAA, which protects the privacy of patients’ data. These laws, regulations, and agreements require Faneuil to develop and implement policies to protect non-public personal information and to disclose these policies to consumers before a customer relationship is established and periodically after that. These laws, regulations, and agreements limit the ability to use or disclose non-public personal information for purposes other than the ones originally intended. Many of these regulations, including those related to data privacy, are frequently changing and sometimes conflict with existing ones among the various jurisdictions in which Faneuil provides services. Violations of these laws and regulations could result in liability for damages, fines, criminal prosecution, unfavorable publicity, and restrictions placed on Faneuil operations. Faneuil’s failure to adhere to or successfully implement processes in response to changing regulatory requirements in this area could result in legal liability or impairment to Faneuil’s reputation in the marketplace, which could have a material adverse effect on Faneuil’s business, results of operations and financial condition. In addition, because a substantial portion of Faneuil operating costs consists of labor costs, changes in governmental regulations relating to wages, healthcare and healthcare reform and other benefits or employment taxes could have a material adverse effect on Faneuil’s business, results of operations or financial condition.

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

Further, Faneuil relies on the ability to attract and retain labor on a cost-effective basis. The availability of labor in the local markets in which Faneuil operates has declined in recent years and competition for such labor has increased, especially under the economic crises experienced throughout the COVID-19 pandemic. Faneuil’s ability to attract and retain a sufficient workforce on a cost-effective basis depends on several factors discussed above, including the ability to protect staff during the COVID-19 pandemic. Faneuil may not be able to attract and retain a sufficient workforce on a cost-effective basis in the future. In the event of increased costs of attracting and retaining a workforce, Faneuil’s profit margins may decline as a result.

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

The industry in which Phoenix operates is experiencing rapid change due to the impact of digital media and content on printed products. Electronic delivery of information offers alternatives to traditional delivery in the form of print materials provided by Phoenix. Further improvements in the accessibility and quality of digital media, mobile technologies, e-reader technologies, digital retailing and the digital distribution of documents and data has resulted and may continue to result in increased consumer substitution away from Phoenix’s printed products. Continued acceptance by consumers and educational institutions of such digital media, as an alternative to print materials, is uncertain and difficult to predict and may decrease the demand for the Phoenix’s printed products, result in reduced pricing for its printing services and additional excess capacity in the printing industry, and could materially adversely affect Phoenix’s business.

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

The extent to which COVID-19 will impact our business and our financial results will depend on future developments, which are highly uncertain and cannot be predicted with certainty. Such developments may include the ongoing spread of the virus, the vaccination rates against the virus, the emergence of new variants of the virus, the severity of the disease, the duration of the outbreak and the type and duration of actions that may be taken by various governmental authorities in response to the outbreak and the impact on the economy. As a result, at the time of this filing, it is not possible to predict the overall impact of COVID-19 on our business, liquidity, and financial results.

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

As of September 30, 2021, $99.5 million of our current borrowings under the Blue Torch Term Loan, Amended PNC Revolver, and potential future borrowings are, and may continue to be, at variable rates of interest, tied to LIBOR or the Prime Rate of interest, thus exposing us to interest rate risk. Such rates tend to fluctuate based on general economic conditions, general interest rates, Federal Reserve rates and the supply of and demand for credit in the relevant interbanking market. In recent years, the Fed has incrementally changed the target range for the federal funds rate. Changes in the interest rate generally, and particularly when coupled with any significant variable rate indebtedness, could materially adversely impact our interest expense. If interest rates changed in the future by 100 basis points, based on our current borrowings as of September 30, 2021, our interest expense would increase or decrease by $1.0 million per year.

Further, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, has announced that it intends to stop encouraging or compelling banks to submit rates for the calculation of LIBOR rates after 2021 (the “FCA Announcement”). The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with a new index, the Secured Overnight Financing Rate (“SOFR”), calculated using short-term repurchase agreements backed by Treasury securities. We are evaluating the potential impact of the eventual replacement of the LIBOR benchmark interest rate; however, we are not able to predict whether LIBOR will cease to be available after 2021 or whether SOFR will become a widely accepted benchmark in place of LIBOR. Although it is not possible to predict the effect the FCA Announcement, any discontinuation, modification or other reforms to LIBOR or the establishment of alternative reference rates such as SOFR may have on LIBOR, we do not expect the effect to have a material impact on our interest expense.

We may not receive the full amounts estimated under the contracts in our backlog, which could reduce our revenue in future periods below the levels anticipated. This makes backlog an uncertain indicator of future operating results.

As of September 30, 2021, both of our subsidiaries had a significant backlog. Our backlog is typically subject to large variations from quarter to quarter and comparisons of backlog from period to period are not necessarily indicative of future revenue. The contracts comprising our backlog may not result in actual revenue in any particular period or at all, and the actual revenue from such contracts may differ from our backlog estimates. The timing of receipt of revenue, if any, for projects included in backlog could change because many factors affect the scheduling of projects. In certain instances, customers may have the right to cancel, reduce or defer amounts that we have in our backlog, which could negatively affect our future revenue. The failure to realize all amounts in our backlog could adversely affect our revenue and gross margins. As a result, our subsidiaries’ backlog as of any particular date may not be an accurate indicator of our future revenue or earnings.

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

As part of our business strategy, we intend to continue to pursue acquisitions and dispositions. Acquisitions and dispositions could involve a number of risks and present financial, managerial and operational challenges, including:

•	adverse developments with respect to our results of operations as a result of an acquisition which may require us to incur charges and/or substantial debt or liabilities;
•	disruption of our ongoing business and diversion of resources and management attention from existing businesses and strategic matters;
•	difficulty with assimilation and integration of operations, technologies, products, personnel or financial or other systems;
•	increased expenses, including compensation expenses resulting from newly hired employees and/or workforce integration and restructuring;
•	disruption of relationships with current and new personnel, customers, and suppliers;
•

integration challenges related to implementing or improving internal controls, procedures and/or policies at a business that prior to the acquisition lacked the same level of controls, procedures and/or policies;

•	assumption of certain known and unknown liabilities of the acquired business;
•	regulatory challenges or resulting delays; and
•	potential disputes (including with respect to indemnification claims) with the buyers of disposed businesses or with the sellers of acquired businesses, technologies, services, or products.

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

Our ability to utilize net operating losses (“NOLs”) and built-in losses under Section 382 of the Internal Revenue Code (the “Code”) and tax credit carryforwards to offset our future taxable income and/or to recover previously paid taxes would be limited if we were to undergo an “ownership change” within the meaning of Section 382 of the Code, which is generally any change in ownership of more than 50% of its stock over a three-year period. These rules generally operate by focusing on ownership changes among stockholders owning directly or indirectly 5% or more of the stock of a company and any change in ownership arising from a new issuance of stock by the company. Depending on the resulting limitation, a significant portion of our NOLs could expire before we would be able to use them. At the end of our most recent fiscal year, September 30, 2021, we had net operating loss carryforwards for federal income tax purposes of approximately $135.1 million that start expiring in 2022. Approximately $109.1 million of the carryforward expires in 2022. Our inability to utilize our NOLs would have a negative impact on our financial position and results of operations.

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

Our executive officers and directors and their affiliated entities together beneficially owned approximately 56.0% of our outstanding common stock at November 30, 2021. Jess Ravich, our current Chief Executive Officer, beneficially owned approximately 47.4% of our common stock as of November 30, 2021. As a result, these stockholders, if they act together or in a block, could have significant influence over most matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions, even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

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

Changes in U.S. tax laws could have a material adverse effect on our business, cash flow, results of operations or financial conditions

On December 22, 2017, then President Trump signed into law the final version of the Tax Reform Law. The Tax Reform Law significantly reforms the Internal Revenue Code of 1986, as amended, with many of its provisions effective for tax years beginning on or after January 1, 2018. The Tax Reform Law, among other things, contains significant changes to corporate taxation, including a permanent reduction of the corporate income tax rate, a partial limitation on the deductibility of business interest expense, a limitation of the deduction for net operating loss carryforwards, an indefinite net operating loss carryforward and the elimination of the two-year net operating loss carryback, temporary, immediate expensing for certain new investments and the modification or repeal of many business deductions and credits. We continue to examine the impact this tax reform legislation may have on our business. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the Tax Reform Law is uncertain and our business and financial condition could be adversely affected. The impact of this reform on our stockholders is uncertain. Stockholders should consult with their tax advisors regarding the effect of the Tax Reform Law and other potential changes to the U.S. Federal tax laws on them.

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

We are subject to claims arising in the ordinary course of our business that could be time-consuming, result in costly litigation and settlements or judgments, require significant amounts of management attention and result in the diversion of significant operational resources, which could adversely affect our business, financial condition, and results of operations.

We, our officers, and our subsidiaries, are currently involved in, and from time to time may become involved in, legal proceedings or be subject to claims arising in the ordinary course of our business. Litigation is inherently unpredictable, time-consuming and distracting to our management team, and the expenses of conducting litigation are not inconsequential. Such distraction and expense may adversely affect the execution of our business plan and our ability to compete effectively in the marketplace. Further, if we do not prevail in litigation in which we may be involved, our results could be adversely affected, in some cases, materially. For additional information, see “Part IV, Item 15. Exhibits, Financial Statement Schedules – Note 9. Commitments and Contingencies - Litigation, Claims, and Assessments.”

Any business disruptions due to political instability, armed hostilities, acts of terrorism, natural disasters or other unforeseen events could adversely affect our financial performance.

If terrorist activities, armed conflicts, political instability, or natural disasters, including climate change related events, occur in the United States, such events may negatively affect the operations of our subsidiaries, cause general economic conditions to deteriorate or cause demand for our subsidiaries’ services to decline. A prolonged economic slowdown or recession could reduce the demand for our subsidiaries’ services, and consequently, negatively affect our subsidiaries’ future sales and profits. Additionally, certain of our subsidiaries are dependent on key production facilities and certain specialized machines. Any disruption of production capabilities due to unforeseen events at any of our subsidiaries’ principal facilities could adversely affect our business, results of operations, cash flows, and financial condition.

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

Your share ownership may be diluted by the issuance of additional shares of our common or preferred stock or securities convertible into common or preferred stock in the future. As of September 30, 2021, a total of 1,425,000 shares of our common stock are issuable pursuant to outstanding options issued by us at a weighted-average exercise price of $3.45, and 1,610,538 shares of our common stock are issuable pursuant to outstanding warrants at a weighted-average exercise price of $0.56. As of September 30, 2021, ALJ had debt that was convertible into 11,158,357 shares of common stock at the discretion of the debt holder. It is probable that options or warrants to purchase our common stock, or debt that is convertible into common stock, will be exercised during their respective terms if the fair market value of our common stock exceeds the exercise price of the particular option or warrant. If the stock options or warrants are exercised, your share ownership will be diluted. Additionally, options to purchase up to 1,375,000 shares of ALJ common stock are available for grant under our existing equity compensation plans as of September 30, 2021.

In addition, our Board of Directors may determine from time to time that we need to raise additional capital by issuing additional shares of our common stock or other securities. We are not restricted from issuing additional common stock or preferred stock, including any securities that are convertible into or exchangeable for, or that represent the right to receive, common or preferred stock. The issuance of any additional shares of common stock or preferred stock or securities convertible into, exchangeable for or that represent the right to receive common or preferred stock, or the exercise of such securities could be substantially dilutive to shareholders of our common stock. New investors also may have rights, preferences, and privileges that are senior to, and that adversely affect, our then current shareholders. Holders of our shares of common stock have no preemptive rights that entitle holders to purchase their pro rata share of any offering of shares of any class or series. The market price of our common stock could decline as a result of sales of shares of our common stock made after this offering or the perception that such sales could occur. We cannot predict or estimate the amount, timing, or nature of our future offerings. Thus, our shareholders bear the risk of our future offerings reducing the market price of our common stock and diluting their stock holdings.

We are a “smaller reporting company” and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “smaller reporting companies.”

We qualify as a “smaller reporting company,” meaning that we are not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent company that is not a “smaller reporting company,” and have either: (i) a public float of less than $250 million or (ii) annual revenues of less than $100 million during the most recently completed fiscal year and (A) no public float or (B) a public float of less than $700 million. As a “smaller reporting company,” we are subject to reduced disclosure obligations in our SEC filings compared to other issuers, including with respect to disclosure obligations regarding executive compensation in our periodic reports and proxy statements. Until such time as we cease to be a “smaller reporting company,” such reduced disclosure in our SEC filings may make it harder for investors to analyze our operating results and financial prospects.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

ALJ’s corporate mailing address is 244 Madison Avenue, PMB #358, New York, NY 10016. For additional information about the properties of each of ALJ’s operating subsidiaries, see “Part I, Item 1. Business.”

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

Record Holders

As of November 30, 2021, there were 118 registered holders of ALJ’s common stock. In addition, there are a significant number of holders of ALJ common stock that are “street name” or beneficial holders, whose shares are held of record by banks, brokers, and other financial institutions.

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

The following table sets forth certain information concerning shares of common stock authorized for issuance under the Company’s existing equity compensation plans as of September 30, 2021:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	625,000	$2.61	1,375,000
Equity compensation plans not approved by security holders	800,000	4.12	—
Total	1,425,000	$3.45	1,375,000

Recent Sales of Unregistered Securities

None, other than as previously disclosed by the Company.

Issuer Purchases of Equity Securities

None.

ITEM 6. RESERVED.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. Our MD&A is organized as follows:

•	Overview. Discussion of our business and overall analysis of financial and other highlights affecting us to provide context for the remainder of MD&A.
•	Results of Operations. An analysis comparing our financial results for the year ended September 30, 2021 (“Fiscal 2021”) to the year ended September 30, 2020 (“Fiscal 2020”).
•	Liquidity and Capital Resources. An analysis of changes in our cash flows and discussion of our financial condition and liquidity.
•	Contractual Obligations. Discussion of our contractual obligations as of September 30, 2021.
•	Off-Balance Sheet Arrangements. Discussion of our off-balance sheet arrangements as of September 30, 2021.
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

In January 2021, ALJ entered into a Purchase and Sale Agreement (“PSA”), by and among ALJ, Superior Interior Finishes, LLC, a Nevada limited liability company (“Superior”) and Carpets, pursuant to which ALJ agreed to sell 100% of the membership interests of Carpets to Superior for an aggregate purchase price of $0.5 million (the “Purchase Price”) in cash (the “Transaction”). At the time of the PSA, Superior was 100% owned by Steve Chesin, the Chief Executive Officer of Carpets. ALJ entered into the PSA because its Carpets business segment had been deemed a non-core holding and had underperformed over the past several years.  The Transaction, which was approved by a committee of the Board comprised solely of certain independent directors of the Company, closed in February 2021. As such, the results of operations, assets, liabilities, and cashflows of Carpets were classified as discontinued operations in ALJ’s financial statements for all periods presented. See “Part IV, Item 15 – Exhibits, Financial Statement Schedules – Note 4. Acquisitions and Divestitures – Carpets Divestiture” for additional information about the divestiture of Carpets.

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

In June 2021, we replaced the Cerberus Term Loan with the Blue Torch Term Loan and amended the Cerberus/PNC Financing Agreement (referred to collectively as “Debt Refinance”) to (i) significantly reduce principal payments, (ii) consolidate debt, (iii) update financial covenants, and (iv) extend the maturity dates under both the Blue Torch Term Loan and the Amended PNC Revolver from November 2023 to June 2025. See “Part IV, Item 15 – Exhibits, Financial Statement Schedules – Note 8. Debt” for additional information.

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

Although we have not been materially impacted by COVID-19, we could be impacted in the near term by lower volumes in several parts of our business, resulting in lower revenue and profit. While the impact of COVID-19 on our future financial position, results of operations and cash flows cannot be estimated with certainty, such impact could be significantly negative. Although some employees have recently started to return to work, we still have a significant portion of our work force working from home. The extent to which COVID-19 impacts our operations will depend on future developments, which are highly uncertain, including, among others, the duration of the outbreak, vaccination rate against the virus, new variants of the virus, new information that may emerge concerning the severity of COVID-19 and the actions, especially those taken by governmental authorities, to contain the pandemic or treat its impact. As events are rapidly changing, additional impacts may arise that are not known at this time. See “Part I, Item 1A, Risk Factors - Risks Related to our Businesses Generally - A widespread health crisis, such as the COVID-19 pandemic, may adversely affect our business, results of operations and financial condition,” for an additional discussion of risks related to COVID-19.

Results of Operations

The following table sets forth certain Consolidated Statements of Operations data as a percentage of net revenue, unless specifically footnoted, for each period as follows:

	Year Ended September 30, 2021		Year Ended September 30, 2020
		% of		% of
(in thousands, except per share amounts)	Dollars	Net Revenue	Dollars	Net Revenue
Net revenue (1)
Faneuil	$325,226	73.8%	$247,032	70.6%
Phoenix	115,627	26.2	103,021	29.4
Consolidated net revenue	440,853	100.0	350,053	100.0
Cost of revenue (2)
Faneuil	267,342	82.2	203,409	82.3
Phoenix (3)	87,903	76.0	79,079	76.8
Consolidated cost of revenue	355,245	80.6	282,488	80.7
Selling, general, and administrative expense (2)
Faneuil	40,130	12.3	34,577	14.0
Phoenix	12,981	11.2	12,651	12.3
ALJ	7,368	—	4,856	—
Consolidated selling, general, and administrative expense	60,479	13.7	52,084	14.9
Depreciation and amortization expense (2)
Faneuil	14,074	4.3	12,978	5.3
Phoenix (4)	2,135	1.8	2,222	2.2
Consolidated depreciation and amortization expense	16,209	3.7	15,200	4.3
Impairment of goodwill	—	—	56,492	16.1
Gain on disposal of assets and other gain, net	(191)	—	(324)	(0.1)
Total consolidated operating expenses	431,742	97.9	405,940	116.0
Consolidated operating income (loss)	9,111	2.1	(55,887)	(16.0)
Interest expense	(10,190)	(2.3)	(10,528)	(3.0)
Interest from legal settlement	—	—	200	0.1
Loss on debt extinguishment	(2,072)	(0.5)	—	—
(Provision for) benefit from income taxes	(429)	(1.0)	2,043	5.8
Net loss from continuing operations	(3,580)	(0.8)	(64,172)	(18.3)
Net loss from discontinued operations	(1,063)	(0.2)	(3,502)	(1.0)
Net loss	$(4,643)	(1.1)	$(67,674)	(19.3)
Loss per share of common stock–basic and diluted	$(0.11)		$(1.60)

(1)	Percentage is calculated as segment net revenue divided by consolidated net revenue.
(2)	Percentage is calculated as a percentage of the respective segment net revenue.
(3)	Includes depreciation expense of $5.4 million and $4.6 million during Fiscal 2021 and Fiscal 2020, respectively.
(4)

Primarily amortization of intangible assets. Total depreciation and amortization for Phoenix, including depreciation expense captured in cost of revenue, was $7.5 million and $6.8 million during Fiscal 2021 and Fiscal 2020, respectively.

Net Revenue

	Year Ended September 30,
(in thousands)	2021	2020	$ Change	% Change
Faneuil	$325,226	$247,032	$78,194	31.7%
Phoenix	115,627	103,021	12,606	12.2
Consolidated net revenue	$440,853	$350,053	$90,800	25.9%

Faneuil Net Revenue

Faneuil net revenue for Fiscal 2021 was $325.2 million, an increase of $78.2 million, or 31.7%, compared to net revenue of $247.0 million for Fiscal 2020. The increase was attributable to a $77.8 million and $17.9 million increase in revenues from new and existing customers, respectively, partly offset by a $17.5 million decrease driven by the completion of customer contracts.

Phoenix Net Revenue

Phoenix net revenue for Fiscal 2021 was $115.6 million, an increase of $12.6 million, or 12.2%, compared to net revenue of $103.0 million during Fiscal 2020. The increase was primarily attributable to higher component sales primarily related to trade sales.

Cost of Revenue

	Year Ended September 30,
(in thousands)	2021	2020	$ Change	% Change
Faneuil	$267,342	$203,409	$63,933	31.4%
As a percentage of segment net revenue	82.2%	82.3%
Phoenix	87,903	79,079	8,824	11.2
As a percentage of segment net revenue	76.0%	76.8%
Consolidated cost of revenue	$355,245	$282,488	$72,757	25.8%

Faneuil Cost of Revenue

Faneuil cost of revenue for Fiscal 2021 was $267.3 million, an increase of $63.9 million, or 31.4%, compared to cost of revenue of $203.4 million for Fiscal 2020. The absolute dollar increase in cost of revenue was a direct result of the increased net revenue. During Fiscal 2021, as compared to Fiscal 2020, Faneuil cost of revenue as a percentage of segment net revenue remained consistent at 82.2% and 82.3%, respectively.

Phoenix Cost of Revenue

Phoenix cost of revenue for Fiscal 2021 was $87.9 million, an increase of $8.8 million, or 11.2% compared to cost of revenue of $79.1 million for Fiscal 2020. The absolute dollar increase in cost of revenue was a direct result of increased net revenue and to a lesser extent an increase in depreciation expense for new press equipment. During Fiscal 2021, as compared to Fiscal 2020, Phoenix cost of revenue as a percentage of segment net revenue decreased slightly to 76.0% from 76.8%, respectively. Phoenix experiences normal fluctuations to cost of revenue as a percentage of segment net revenue as a result of changes to the mix of products sold. Additionally, certain costs do not fluctuate directly with net revenue.

Selling, General, and Administrative Expense

	Year Ended September 30,
(in thousands)	2021	2020	$ Change	% Change
Faneuil	$40,130	$34,577	$5,553	16.1%
Phoenix	12,981	12,651	330	2.6
ALJ	7,368	4,856	2,512	51.7
Consolidated selling, general and administrative expense	$60,479	$52,084	$8,395	16.1%

Faneuil Selling, General, and Administrative Expense

Faneuil selling, general, and administrative expense for Fiscal 2021 was $40.1 million, an increase of $5.6 million, or 16.1%, compared to selling, general, and administrative expense of $34.6 million for Fiscal 2020. The increase was mainly attributable to higher legal fees, performance-related bonus expense, and other administrative expenses to support the overall growth in Faneuil’s business.  During Fiscal 2021, as compared to Fiscal 2020, Faneuil selling, general, and administrative expense as a percentage of segment net revenue decreased to 12.3% from 14.0%. Certain selling, general, and administrative expenses do not fluctuate directly with net revenue. As such, we expect selling, general, and administrative expense as a percentage of segment net revenue to fluctuate.

Phoenix Selling, General, and Administrative Expense

Phoenix selling, general, and administrative expense for Fiscal 2021 was $13.0 million, an increase of $0.3 million, or approximately 2.6%, compared to $12.7 million for Fiscal 2020. The increase was mainly attributable to higher performance-related bonus expense offset by lower compensation and travel expenses as a result of COVID-19. Phoenix selling, general, and administrative expense as a percentage of segment net revenue decreased to 11.2% for Fiscal 2021 from 12.3% for Fiscal 2020, which was mainly attributable to the increase to Phoenix net revenue. Certain Phoenix selling, general, and administrative expenses do not fluctuate directly with net revenue. As such, we expect Phoenix selling, general, and administrative expense as a percentage of segment net revenue to fluctuate.

ALJ Selling, General, and Administrative Expense

ALJ selling, general, and administrative expense for Fiscal 2021 was $7.4 million, an increase of $2.5 million, or 51.7%, compared to selling, general, and administrative expense of $4.9 million for Fiscal 2020. The increase was mainly attributable to a $2.0 million increased bonus accrual and increased banking fees to support our various Financing Agreement amendments. We expect selling, general, and administrative expense to fluctuate in the future as we comply with SEC reporting requirements and regulations and allocate certain expenses to our subsidiaries.

Depreciation and Amortization

	Year Ended September 30,
(in thousands)	2021	2020	$ Change	% Change
Faneuil	$14,074	$12,978	$1,096	8.4%
Phoenix	2,135	2,222	(87)	(3.9)
Consolidated depreciation and amortization expense	$16,209	$15,200	$1,009	6.6%

Faneuil Depreciation and Amortization

Faneuil depreciation and amortization expense for Fiscal 2021 was $14.1 million, an increase of $1.1 million, or 8.4%, compared to $13.0 million for Fiscal 2020. The increase was attributable to capital equipment purchased to support new and expanded contracts, somewhat offset by fully depreciated and amortized assets. Because certain Faneuil contracts require capital investments such as lease buildouts, Faneuil depreciation and amortization expense is impacted by the timing of new contracts and the completion of existing contracts.

Phoenix Depreciation and Amortization

Phoenix depreciation and amortization expense consists primarily of amortization of acquisition-related intangible assets. Depreciation and amortization expense was consistent at $2.1 million and $2.2 million for Fiscal 2021 and Fiscal 2020, respectively.

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

As a result of the test, ALJ recognized a non-cash impairment of goodwill totaling $56.5 million during Fiscal 2020. ALJ did not recognize any goodwill impairment during Fiscal 2021.

Interest Expense

Interest expense was $10.2 million and $10.5 million for Fiscal 2021 and Fiscal 2020, respectively. Interest expense was impacted by our Debt Refinance in June 2021.

Interest from Legal Settlement

During Fiscal 2020, Faneuil received a onetime $1.5 million settlement, of which $0.2 million was attributable to interest. See “Part IV, Item 15. Exhibits, Financial Statement Schedules – Note 9. Commitments and Contingencies - Litigation, Claims, and Assessments” for additional information.

Loss on Debt Extinguishment

We recognized a loss on debt extinguishment of $2.1 million during Fiscal 2021, which was comprised of $1.2 million for the write off of deferred loan costs and $0.9 million of prepayment penalties. See “Part IV, Item 15 – Exhibits, Financial Statement Schedules – Note 8. Debt” for additional information.

Income Taxes

ALJ recorded a provision for income taxes from continuing operations of $0.4 million and a benefit for income taxes from continuing operations of $2.0 million for Fiscal 2021 and Fiscal 2020, respectively. The provision for Fiscal 2021 was the result of generating state taxable income. The benefit from income taxes for Fiscal 2020 was the result of changes to our valuation allowance recorded against net deferred tax assets.

ALJ did not record a provision for or benefit from income taxes for discontinued operations during Fiscal 2021. ALJ recorded a provision for income taxes for discontinued operations of less than $0.1 million during Fiscal 2020.

Net Loss from Discontinued Operations

As a result of the sale of Carpets in February 2021, we recognized a net loss from discontinued operations of $1.1 million during Fiscal 2021, of which $0.8 million was attributable to the one-time loss on the sale of Carpets, and $3.5 million during Fiscal 2020, which was attributable to the operations of Carpets.

Segment Adjusted EBITDA

	Year Ended September 30,
(in thousands)	2021	2020	$ Change	% Change
Faneuil	$19,332	$11,197	$8,135	72.7%
Phoenix	20,331	16,723	3,608	21.6
ALJ	(5,999)	(3,875)	(2,124)	(54.8)
Segment adjusted EBITDA	$33,664	$24,045	$9,619	40.0%

Faneuil Segment Adjusted EBITDA

Faneuil segment adjusted EBITDA for Fiscal 2021 was $19.3 million compared to segment adjusted EBITDA of $11.2 million for Fiscal 2020. Faneuil segment adjusted EBITDA increase for Fiscal 2021 was driven by the start of new contracts, operational improvements at existing contracts, reduced costs for medical and workers’ compensation claims, offset somewhat by continuing losses for one healthcare contract.

Phoenix Segment Adjusted EBITDA

Phoenix segment adjusted EBITDA for Fiscal 2021 was $20.3 million compared to segment adjusted EBITDA of $16.7 million for Fiscal 2020. The increase was primarily attributable to higher component sales primarily related to trade sales.

ALJ Segment Adjusted EBITDA

ALJ segment adjusted EBITDA loss for Fiscal 2021 was ($6.0) million compared to segment adjusted EBITDA loss of ($3.9) million for Fiscal 2020. ALJ segment adjusted EBITDA loss for Fiscal 2021 was impacted by an increased bonus expense.

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

Climate Change

Our opinion is that neither climate change, nor governmental regulations related to climate change, have had, or are expected to have, any material effect on our operations.

Liquidity and Capital Resources

Our principal sources of liquidity have been cash provided by operations and borrowings under various debt arrangements. On September 30, 2021, our principal sources of liquidity included cash and cash equivalents of $2.3 million and an available borrowing capacity of $23.5 million on our line of credit. Our principal uses of cash have been for acquisitions and to pay down debt. We anticipate that our principal uses of cash will continue to be to acquire businesses and pay down our debt.

Global financial and credit markets have been volatile in recent years and has been further exacerbated by COVID-19 since March 2020. Future adverse conditions of these markets could negatively affect our ability to secure funds or raise capital at a reasonable cost or at all. For additional discussion of our various debt arrangements see Contractual Obligations below.

In summary, our cash flows for each period were as follows:

	Year Ended September 30,
(in thousands)	2021	2020
Cash provided by operating activities	$12,450	$12,903
Cash used for investing activities	(8,136)	(9,549)
Cash used for financing activities	(8,088)	(1,833)
Change in cash and cash equivalents	$(3,774)	$1,521

We recognized a net loss of $4.6 million for Fiscal 2021, and generated cash from operating activities of $12.5 million, offset by cash used for both investing and financing activities of $8.1 million.

We recognized a net loss of $67.7 million for Fiscal 2020, and generated cash from operating activities of $12.9 million, offset by cash used for investing and financing activities of $9.5 million and $1.8 million, respectively.

Operating Activities

During Fiscal 2021, our operating activities provided $12.5 million, which was the result of our $4.6 million net loss, $28.0 million addback of net non-cash expenses, and $10.9 million of net cash used for changes in operating assets and liabilities. The most significant components of net non-cash expenses include depreciation and amortization expense of $21.6 million, loss on debt extinguishment of $2.1 million, $1.7 million interest expense and other bank fees accreted to term loans, and $1.2 million change in fair value of contingent consideration. The most significant components of changes in operating assets and liabilities were mostly attributable to the timing of Faneuil’s significant new customer implementations and included accounts receivable of $12.1 million, and deferred revenue and customer deposits of $6.5 million, which used cash, and accrued expenses of $5.9 million and other current liabilities and other non-current liabilities of $4.6 million, which provided cash.

During Fiscal 2020, our operating activities provided $12.9 million, which was the result of our $67.7 million net loss, $80.6 million addback of net non-cash expenses, and less than $0.1 million of net cash used for changes in operating assets and liabilities. The most significant components of net non-cash expenses include the impairment of goodwill of $56.5 million and depreciation and amortization expense of $19.8 million. The most significant components of changes in operating assets and liabilities were mostly attributable to the timing of Faneuil’s significant new customer implementations and included accounts receivable of $19.3 million, which used cash, offset by deferred revenue and customer deposits of $9.1 million, other current liabilities and other non-current liabilities of $4.9 million, and accrued expenses of $4.1 million, which provided cash. Additionally, the CARES Act allowed us to defer payment for $5.3 million of payroll-related taxes, which positively impacted our cash flow from operations. The CARES Act payroll liability is recorded in other non-current liabilities on September 30, 2020.

Cash provided by operations for Fiscal 2021 compared to cash provided by operations for Fiscal 2020, was impacted by higher cash earnings, increased accounts receivable due to the timing of Faneuil’s new customer implementations, managing vendor payments to preserve cashflow, and deferring payment of certain payroll-related taxes pursuant to the CARES Act.

Investing Activities

During Fiscal 2021, our investing activities used $8.1 million of cash, of which $3.8 million was used to purchase equipment and software for Faneuil’s new and existing customers, and $5.0 million was used to purchase capital equipment, mostly printing equipment for Phoenix, in the normal course of operations, offset by $0.4 million cash proceeds from the sale of Carpets and $0.3 million cash proceeds from the sale of redundant printing equipment.

During Fiscal 2020, our investing activities used $9.5 million of cash, of which $5.8 million was used to purchase equipment, software and leasehold improvements for Faneuil’s new and existing customers, and $3.7 million was used to purchase capital equipment in the normal course of operations.

Cash used for investing activities for Fiscal 2021 compared to Fiscal 2020 declined slightly due to Faneuil purchasing less equipment and software to support customers during Fiscal 2021 compared to Fiscal 2020, somewhat offset by Phoenix purchasing more printer equipment during Fiscal 2021 compared to Fiscal 2020.

Financing Activities

During Fiscal 2021, our financing activities used $8.1 million of cash. In June 2021, we replaced our term loan with a new $95.0 million term loan and amended our revolving credit facility to (i) significantly reduce principal payments, (ii) consolidate debt, (iii) update financial covenants, and (iv) extend the maturity date from November 2023 to June 2025. In connection with the transaction, we paid deferred loan costs of $4.2 million. See “Part IV, Item 15. Exhibits, Financial Statement Schedules – Note 8. Debt.” for additional information.

During Fiscal, 2020, our financing activities used $1.8 million of cash. Net proceeds from our line of credit provided $4.6 million to fund working capital requirements at Faneuil, Phoenix, and Corporate. Our Ninth Amendment provided $1.5 million of cash, which was used to pay down our line of credit. Financing activities which used cash included $4.3 million to pay down our term loans, $2.8 million for capital lease payments, and $0.8 million for deferred loan costs related to the Sixth, Seventh, Eighth, and Ninth Amendments to our Financing Agreement.

Cash used for financing activities for Fiscal 2021 compared to Fiscal 2020 was impacted by the replacement of our term loan and amendment of our revolving credit facility during June 2021.

Contractual Obligations

The following table summarizes our significant contractual obligations on September 30, 2021, and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments due by Period
		Less Than	One – Three	Four – Five	More than Five
(in thousands)	Total	One Year	Years	Years	Years
Term loan with quarterly principal payments (1)	$94,050	$3,800	$7,600	$82,650	$—
Operating lease obligations (2)	37,489	4,722	10,735	9,964	12,067
Other liabilities (3)	13,065	3,210	9,855	—	—
Convertible Promissory Notes (1)	6,026	—	6,026	—	—
Line of credit (1)	5,490	—	—	5,490	—
Finance lease obligations (1)	1,097	765	332	—	—
Total contractual cash obligations (4)	$157,217	$12,497	$34,548	$98,104	$12,067

(1)	Refer to “Part IV, Item 15. Exhibits, Financial Statement Schedules – Note 8. Debt.”
(2)	Refer to “Part IV, Item 15. Exhibits, Financial Statement Schedules – Note 10. Leases.”
(3)

Amounts represent future cash payments to satisfy our short- and long-term workers’ compensation reserve, short- and long-term acquisition-related deferred and contingent liabilities, and other long-term liabilities recorded on our consolidated balance sheets.  It excludes deferred revenue and non-cash items. Short- and long-term acquisition-related deferred and contingent payments are included in the table at total fair value, as defined by generally accepted accounting principles, of $4.7 million. On September 30, 2021, the total maximum amount of acquisition-related deferred and contingent cash payments was $5.0 million.

(4)

Total excludes contractual obligations already recorded on our consolidated balance sheets as current liabilities, except for the short-term portions of our term loans, short-term portion of acquisition-related deferred and contingent payments, and workers’ compensation reserve.

Off-Balance Sheet Arrangements

On September 30, 2021, we had two types of off-balance sheet arrangements.

Surety Bonds. In the normal course of operations, certain Faneuil customers require surety bonds guaranteeing the performance of a contract. On September 30, 2021, the face value of such surety bonds, which represents the maximum cash payments that Faneuil would have to make under certain circumstances of non-performance, was approximately $41.9 million.

Letters of Credit. ALJ had letters of credit totaling $3.5 million outstanding on September 30, 2021, in connection with workers’ compensation insurance requirements.

Critical Accounting Estimates

The preparation of financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses during the reporting period. We regularly evaluate our estimates and assumptions related to the fair value of assets and liabilities, including intangible assets acquired and allocation of purchase price, useful lives, carrying value and recoverability of long-lived and intangible assets, the recoverability of goodwill, and revenue recognition.  Certain accounting policies, as described below, are considered "critical accounting policies" because they are particularly dependent on estimates made by us about matters that are inherently uncertain and could have a material impact on our consolidated financial statements. We base our estimates and assumptions on current facts, historical experience, and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenue, costs and expenses that are not readily apparent from other sources. The actual results experienced by us may differ materially and adversely from our estimates. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected.  A summary of all of our significant accounting policies is included in “Part IV, Item 15. Exhibits, Financial Statement Schedules – Note 2. Summary of Significant Accounting Policies.”

We believe the following are critical accounting policies that require us to make significant estimates, assumptions, or judgments:

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

Business Acquisitions

Accounting for acquisitions requires our management to estimate the fair value of the assets acquired and liabilities assumed, which involves a number of judgments, assumptions, and estimates that could materially affect the timing or amounts recognized in our financial statements. The items involving the most significant assumptions, estimates, and judgments include determining the fair value of the following:

-	Intangible assets, including valuation methodology, estimations of future cash flows, and discount rates, as well as the estimated useful life of the intangible assets;
-	Deferred tax assets and liabilities, uncertain tax positions, and tax-related valuation allowances, which are initially estimated as of the acquisition date;
-	Inventory; property, plant, and equipment; pre-existing liabilities or legal claims; deferred revenue; and contingent consideration, each as may be applicable; and
-	Goodwill, as measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed.

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

During the year ended September 30, 2020, we wrote off 100% of our goodwill and recognized a non-cash impairment of goodwill totaling $56.5 million. The Company did not have any impairment of goodwill during the year ended September 30, 2021.

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

We record reductions to revenue for pricing adjustments, such as rebates, in the same period that the related revenue is recorded. Phoenix often has contracts with its customers that include prospective and retrospective volume rebates, credits, discounts, and other similar items that generally decrease the amount a customer pays Phoenix. These variable amounts generally are credited to the customer, based on achieving certain levels of sales activity during the contract term, or making payments within a specified number of days. Under ASC 606, with the exception of prospective volume rebates, these adjustments are classified as variable consideration, which is estimated at contract inception and included as part of the transaction price. Under ASC 606, prospective volume rebates are not part of the transaction price but are instead accounted for as a material right and separate performance obligation.

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

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth fiscal quarter for the year ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed our internal control over financial reporting as of September 30, 2021, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

Based on this assessment, management has concluded that our internal controls over financial reporting were effective as of September 30, 2021 and provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with GAAP. We reviewed the results of management’s assessment with the Audit Committee of our Board of Directors.

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

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table sets forth the names, ages, and principal offices and positions of our current directors and executive officers as of November 30, 2021.

Name	Age	Position
Jess M. Ravich	64	Director, Chairman of the Board, and Chief Executive Officer
Brian Hartman	51	Chief Financial Officer
Anna Van Buren	63	Director, President and CEO of Faneuil
John Scheel	67	Director, Vice Chairman of the Board, and Chairman of Audit Committee
Michael Borofsky	49	Director, and Chairman of Compensation, Nominating and Corporate Governance Committee
Hal G. Byer	64	Director
Julie Cavanna-Jerbic	61	Director
Robert Scott Fritz	65	Director
Rae Ravich	30	Director

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

Mr. Ravich was a member of the board of directors of Apex Global Brands (Nasdaq: APEX), formerly known as Cherokee Inc. (Nasdaq: CHKE) from 1995 until 2020, and served as its Chairman of the Board from 2011 until 2017. Mr. Ravich has also served on the board of directors of A-Mark International since 2014.  In addition to his professional responsibilities, Mr. Ravich has also served on the Undergraduate Executive Board of the Wharton School and the Board of Trustees of the Archer School for Girls. Mr. Ravich earned both a B.S and M.S. from the Wharton School and a J.D. from Harvard University. Mr. Ravich is the father of Rae Ravich, a director of the Company.

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

Anna Van Buren. Ms. Van Buren has served as a director since November 2013. Ms. Van Buren was appointed President and Chief Executive Officer of Faneuil in April 2009, after previously serving as President and Chief Operating Officer from 2007 to 2009, as Vice President and Managing Director of Faneuil’s Government Services Division from 2005 to 2007, and as Vice President of Business Development from 2004 to 2005. Prior to her association with Faneuil, Ms. Van Buren founded Capital Initiatives, a consulting service for clients seeking visibility among federal lawmakers with the objective of encouraging legislative action and operated numerous government services and marketing companies. Anna’s experience also includes executive roles at The Daily Press, Inc. in Virginia where she played an integral role in multi-site operations and growth strategy. Ms. Van Buren has served in leadership roles for many civic and business organizations including her current role as Chairman of Lead Virginia, chairmanship of the United Way of the Virginia Peninsula, the Peninsula Chamber of Commerce, and the NASA Aeronautics Support Team. She is the recipient of numerous awards including the Women in Business Achievement Award by Inside Business Magazine, the Presidential Citizenship Award from Hampton University and the NCCJ Humanitarian Award. Ms. Van Buren holds a degree in biology from Hollins University and the University of Virginia Executive School.

.

John Scheel. Mr. Scheel has served as a director since September 2006 and our Vice Chairman since December 2016. From August 2006 to February 2013, Mr. Scheel was the President and Chief Executive Officer of the Company. He served as the plant manager for the Company’s former subsidiary Kentucky Electric Steel’s (“KES”) steel mini-mill in Ashland, Kentucky (the “Mill”) and managed the operations of KES on our behalf from January 2004 until its sale in February 2013 to Optima Specialty Steel (“Optima”).  Following such sale, Mr. Scheel not only continued to manage the Mill for Optima as its general manager, but also managed the melt shop and caster for Warren Steel Holdings EAF in Warren, Ohio, which was also managed by Optima. He is now the Senior Vice President of Manufacturing and Supply Chain at Easy Gardener, Inc, a fertilizer and landscape fabric supplier.  Prior to managing KES, Mr. Scheel held various positions of increased responsibility at AK Steel, Nucor Corporation, and Birmingham Steel Management. Mr. Scheel holds both B.S. and M.S. degrees in Metallurgical Engineering from Purdue University and a Master of Business Administration in Finance and International Business from Xavier University.

Michael Borofsky. Mr. Borofsky has served as a director since September 2013.  Mr. Borofsky is currently managing director and general counsel for Gryphon Investors.  From 2019 to mid-2020, Mr. Borofsky was the Chief Operating and Strategy Officer for The Pohland Company.  Prior to that, Mr. Borofsky was a Senior Vice President of MacAndrews & Forbes Holdings Inc. Mr. Borofsky earned a B.A. from Yale University and a J.D. from Columbia University School of Law.

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

Julie Cavanna-Jerbic. Ms. Cavanna-Jerbic has served as a director since July 2020. Ms. Cavanna-Jerbic is currently the principal and founder of Iron Butterfly LLC, a consulting firm providing business advisory services, which she founded in 2012. Since November 2012, Ms. Cavanna-Jerbic has been a member of the Supervisory (Audit) Committee of First Tech Federal Credit Union, and since August 2012, Ms. Cavanna-Jerbic has given back to her community as a member of the Board of Trustees, Morrissey Compton Educational Center, helping children with learning differences regardless of their ability to pay. Prior to this, Ms. Cavanna-Jerbic held various positions at Hewlett Packard during a 28-year career, including as the Chief Financial Officer & Vice President of Global Information Technology and the Chief Information Officer & Vice President of Information Technology and Integrations. Ms. Cavanna-Jerbic earned a B.A. from University of California at Berkeley and a Master of Business Administration from the University of Southern California.

Robert Scott Fritz. Mr. Fritz has served as a director since January 2003. Since May 1982, Mr. Fritz has served as the President of Robert L. Fritz and Sons Sales Company, a New Jersey-based food broker and paper distributor that he owns. Mr. Fritz earned a B.S. in Business from Fairleigh Dickinson University.

Rae Ravich. Ms. Ravich has served as a director since June 2014. Ms. Ravich is currently the founder of a startup engaged in the health and wellness space, which she founded in July 2016.  From July 2013 until June 2016, Ms. Ravich was an Associate in the direct lending group at TCW Financial Planning LLC. Previously, Ms. Ravich was a Financial Analyst at Houlihan Lokey, which she joined in July 2013. Ms. Ravich has dual B.S. degrees from the Wharton School and the Nursing School at the University of Pennsylvania. Ms. Ravich is the daughter of Jess Ravich, ALJ’s CEO and Chairman of the Board.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, as well as persons who own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in beneficial ownership. Directors, executive officers, and greater than 10% shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of copies of Section 16(a) reports and representations received by us from reporting persons, and without conducting any independent investigation of our own, we believe all Forms 3, 4 and 5 were timely filed with the SEC by such reporting persons during the year ended September 30, 2021.

Code of Business Conduct and Ethics

Our Board of Directors adopted a Code of Business Conduct and Ethics (“Ethics Code”), which is applicable to all employees of ALJ, ALJ subsidiaries, and members of our Board of Directors.

The Ethics Code addresses, among other things, honesty and ethical conduct, conflicts of interest, compliance with laws and regulations, policies related to disclosure requirements under federal securities laws, confidentiality, trading on insider information, and reporting violations of the Ethics Code. Any amendment to our Ethics Code, or waiver thereof, applicable to our principal executive officer, principal financial officer, directors, or persons performing similar functions will be disclosed on our website within five days of the date of such amendment or waiver. In the case of a waiver, the nature of the waiver, the name of the person to whom the waiver was granted, and the date of the waiver will also be disclosed.

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

Audit Committee

Our Audit Committee consists of Ms. Cavanna-Jerbic, and Messrs. Scheel, Borofsky and Fritz, with Mr. Scheel chairing this committee. All members of our Audit Committee are independent directors and meet the requirements for financial literacy as defined by SEC guidelines. Our Board of Directors has determined that both Mr. Scheel and Ms. Cavanna-Jerbic are “audit committee financial experts” as defined by SEC guidelines.

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

There have been no material changes to the procedures by which shareholders may nominate nominees to our Board of Directors during the year ended September 30, 2021.

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

The following table sets forth, for the years indicated, all compensation awarded to, paid to or earned by each of our named executive officers and certain key employees.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year	Salary	Bonus		Option Awards (1)	Non-equity Incentive Plan Compensation		All Other Compensation		Total
Named Executive Officers:
Jess M. Ravich	2021	$225,000	$—		$—	$1,672,500	(2)	$287,532	(3)	$2,185,032
Chief Executive Officer	2020	225,000	—		—	—		81,096	(3)	306,096

Anna Van Buren	2021	520,000	—		—	1,145,847	(4)	31,153	(5)	1,697,000
President and CEO, Faneuil	2020	520,000	—		—	352,202	(4)	42,351	(5)	914,553

Brian Hartman	2021	375,000	350,000	(6)	25,915	—		—		750,915
Chief Financial Officer	2020	375,000	234,375	(6)	—	—		—		609,375

Key Employees:
Marc Reisch	2021	200,000	—		—	1,025,000	(7)	—		1,225,000
Chairman, Phoenix	2020	200,000	—		—	87,958	(7)	—		287,958

(1)

This column represents the aggregate fair value of common stock awards calculated in accordance with Accounting Standards Codification (“ASC”) Topic 718, “Compensation – Stock Compensation” (“ASC Topic 718”). Fair value is the closing price of the common stock as listed on the NASDAQ Global Market on the issuance date.

(2)	Represents an annual bonus equal to 10% of ALJ EBITDA minus actual cash interest paid, in excess of a bonus threshold of $7.5 million.
(3)	Out-of-policy business expenses, which were allowed up to $300,000 for Fiscal Year 2021 and $192,000 from July 29, 2019 through September 30, 2020 under the terms of Mr. Ravich’s employment agreement.
(4)

Represents an annual bonus amount equal to 10% of Faneuil EBITDA, before any bonus amount owed to Ms. Van Buren, in excess of $7.5 million.  Ms. Van Buren’s bonus is based on a calendar year.  The amounts included in the table above are estimates based on ALJ fiscal year and are subject to adjustments.

(5)	Represents health care insurance premiums. Additionally, Fiscal Year 2020 included a $10,000 cash payment in lieu of paid time off.
(6)	Represents performance bonus according to the terms of Mr. Hartman’s employment agreement.
(7)

Represents an annual bonus amount equal to 10% of Phoenix pre-bonus EBITDA, in excess of $20.0 million, with a step down to 5% in excess of $27.0 million.  Mr. Reisch’s bonus is based on a calendar year.  The amounts included in the table above are estimates based on ALJ’s fiscal year and are subject to adjustments.

Employment Arrangements with Named Executive Officers and Key Employees

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
(iii)

Incentive bonus structure includes (a) an annual bonus in the amount of 10% of the difference between (1) the Company’s pre-bonus consolidated EBITDA less actual cash interest paid during the trailing twelve month measurement period and (2) a bonus threshold of $22,000,000, subject to adjustment from time to time, and (b) a one-time realization bonus for any sale of a business of the Company in an amount equal to: (1) for a sale of Faneuil, 2.5% of the first $25,000,000 of profit from such sale, less growth capital expenditures (“Profit”), and 5% of any Profit in excess of $25,000,000; and (2) for a sale of any other subsidiary, 5% of the Profit;

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

As of September 30, 2021, if Mr. Ravich’s employment is terminated by ALJ without cause, or by Mr. Ravich for good reason, Mr. Ravich is entitled to receive as severance: (i) the lesser of one-year base salary or pro-rated base salary for the remaining term; (ii) continuation of group health plan benefits, with the cost of the regular premium for such benefits paid in full by Faneuil; and (iii) annual bonus prorated for the period of Mr. Ravich’s service during the year of termination and calculated based on actual EBITDA (as defined in the Ravich Employment Agreement) for the year of termination equal to full annual bonus for the year of termination if otherwise entitled to receive the bonus.

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

As of September 30, 2021, if Ms. Van Buren’s employment is terminated by Faneuil without cause, or by Ms. Van Buren for good reason, Ms. Van Buren is entitled to receive: (i) the lesser of one-year base salary or pro-rated base salary for the remaining term; (ii) continuation of group health plan benefits, with the cost of the regular premium for such benefits paid in full by Faneuil; (iii) full annual bonus for the year of termination if otherwise entitled to receive the bonus; and (iv) the annual bonus for the previous year if such bonus has been earned but not yet paid at time of termination.

On October 20, 2021, Faneuil entered into an amended and restated employment agreement with Ms. Van Buren, which extended the term to December 2022. Ms. Van Buren’s compensation and bonus structure remained materially unchanged.

Brian Hartman. In connection with ALJ’s appointment of Brian Hartman to serve as its Chief Financial Officer in August 2017, ALJ entered into an employment agreement with Mr. Hartman through August 2018. Pursuant to the employment agreement, Mr. Hartman received an annual base salary of $300,000, a one-time sign-on bonus of $75,000, a cash bonus of $100,000 for the calendar year 2017, and an individual bonus target of 50% of annual base salary effective January 2018.

In August 2018, ALJ entered into the First Amended and Restated Employment Agreement (the “First A&R Employment Agreement”) with Mr. Hartman, which extended the term until August 8, 2019. Additional material terms changed by the First A&R Employment Agreement included: (i) an increase in base salary from $300,000 to $350,000 and (ii) Mr. Hartman’s incentive bonus structure, which was amended to include a bonus target of up to 25% of his annual base salary based on his achievement of performance goals set by the Company’s Compensation, Nominating and Corporate Governance Committee.

In August 2019, ALJ entered into the Second Amended and Restated Employment Agreement (the “Second A&R Employment Agreement”) with Mr. Hartman, which extended the term until September 30, 2021. Additional material terms changed by the A&R Employment Agreement included: (i) an increase in base salary from $350,000 to $375,000 and (ii) Mr. Hartman’s incentive bonus structure, which was amended to include an annual bonus target of (a) up to 50% of his annual base salary based on the general quality and success of his efforts during the immediately preceding fiscal year and (b) up to 25% of his annual base salary based on certain goals agreed between the CEO and Mr. Hartman for the applicable fiscal year. In addition, Mr. Hartman will be granted six months of his annual base salary and one additional month of his annual base salary for every year of service completed, with a maximum of twelve months, as severance pay in the event of termination by the Company without cause or by Mr. Hartman for good reason.

In August 2021, ALJ entered into the Third Amended and Restated Employment Agreement (the “Third A&R Employment Agreement”) with Mr. Hartman, which extended the term until September 30, 2023, subject to further one-year or two-year renewals, as determined by ALJ’s CEO. In connection with the Third A&R Employment Agreement, Mr. Hartman’s base salary increased from $375,000 to $400,000. Other terms remained materially unchanged.

As of September 30, 2021, if Mr. Hartman’s employment is terminated by ALJ without cause, or by Mr. Hartman for good reason, Mr. Hartman is entitled to receive: (i) ten months of base salary; (ii) continuation of group health plan benefits with the cost of the regular premium for such benefits shared in the same relative proportion by ALJ and Mr. Hartman as in effect on the date of termination; (iii) full annual bonus for the year of termination if otherwise entitled to receive the bonus; and (iv) the annual bonus for the previous year if such bonus has been earned but not yet paid at time of termination.

Key Employees

Marc Reisch. In August 2015, concurrent with ALJ’s acquisition of Phoenix, Phoenix entered into an employment agreement with Mr. Reisch through December 2018. In August 2018, Phoenix entered into a new employment agreement with Mr. Reisch, which superseded and terminated the August 2015 employment agreement, and extended the term to December 2021. In November 2020, Phoenix entered into a new employment agreement (the “2020 Employment Agreement”) with Mr. Reisch. In connection with the entry into the 2020 Employment Agreement, the previous employment agreement, entered into in August 2018 (the “2018 Employment Agreement”) was superseded and terminated. Pursuant to the 2020 Employment Agreement, Mr. Reisch’s term was extended to September 2023. Additional material terms changed by the 2020 Employment Agreement as compared to the 2018 Employment Agreement include:

(i)	a one-time payment of $300,000 paid in December 2020, in full satisfaction of any amounts owed under the 2018 Employment Agreement;
(ii)	commencing with the fiscal year ending September 30, 2021, a base bonus of $200,000 per annum (the “Base Bonus”);

(iii)

Mr. Reisch’s incentive bonus structure was modified to 10% of pre-bonus Phoenix EBITDA in excess of $17,500,000, with a step down to 5% of pre-bonus Phoenix EBITDA in excess of $27,000,000 (the “Annual Bonus”);

(iv)

in the event of an acquisition, merger, or sale of Phoenix (each, a “Phoenix Sale”) during the term (or within six months following the term if such Phoenix Sale is commenced during the Term), a sale bonus equal to the sum of (1) 5% of the net sale price less $85,000,000 and (2) 22.5% of the trailing twelve-month Phoenix EBITDA (the “22.5% Bonus”), subject to certain exceptions;

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

On December 17, 2021, Phoenix entered into a new employment agreement (“2021 Employment Agreement”) and terminated the 2020 Employment Agreement. Material terms changed by the 2021 Employment Agreement as compared to the 2020 Employment Agreement include:

(i)	Removed the 22.5% Bonus, the Exit Bonus, and the Consulting Fee;

(ii)

Added a $5.0 million retention bonus (the “Retention Bonus”) provided that Mr. Reisch remains continuously employed by Phoenix on the payment date, payable as follows: 20% on December 15, 2021, 40% on September 15, 2022, and 40% on September 15, 2023;

(iii)

Added a bonus equal to 5% of the difference of the net sale price less $85,000,000 in the event of a Phoenix Sale during the Term (the “Sale Bonus”), to be paid to Mr. Reisch in a lump sum on the first payroll period following the closing of the Phoenix Sale;

(iv)

Provided that in the event of a Phoenix Sale, a pro-rated portion of the Base Bonus and the Annual Bonus for the year in which such Phoenix Sale occurs shall be paid to Mr. Reisch at the same time and in the same manner as the Sale Bonus; and

(v)

Modified Mr. Reisch’s severance payments in the event of his death, disability, termination by the Company without cause, or termination by Mr. Reisch for good reason to an amount equal to (1) any base salary earned but not paid, (2) any unpaid portion of the Retention Bonus (including any unvested portions), (3) a Base Bonus and Annual Bonus (for the prior fiscal year) if earned and not yet paid, and (4) a pro-rated portion of the Base Bonus and Annual Bonus that Mr. Reisch would have earned had he remained employed through the end of the fiscal year.

All other terms in the 2021 Employment Agreement remain materially unchanged from the terms in the 2020 Employment Agreement.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth certain information regarding outstanding equity awards on September 30, 2021, by the named executive officers and key employee.

OUTSTANDING EQUITY AWARDS TABLE

	Option Awards
Name	Option Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Total Number of Securities Underlying Unexercised Options (#)	Option Exercise Price ($)	Option Expiration Date
Named Executive Officers:
Jess M. Ravich, Executive Chairman	8/3/2015	350,000	—		350,000	4.00	8/3/2022
Anna Van Buren, President and CEO, Faneuil	8/11/2017	150,000	—		150,000	3.33	8/9/2027
Brian Hartman, Chief Financial Officer	8/8/2017	150,000	—		150,000	3.26	8/8/2027
	8/9/2018	150,000	—		150,000	2.10	8/9/2028
	8/20/2021	—	40,000	(1)	40,000	1.24	8/20/2031
Key Employees:
Marc Reisch, Chairman, Phoenix	8/14/2015	250,000	—		250,000	4.27	8/13/2025

(1)	Vests in three equal installments on August 20, 2022, August 20, 2023, and August 20, 2024.

Director Compensation

The following table sets forth the total compensation paid or accrued by ALJ to the named directors for services rendered during the year ended September 30, 2021:

DIRECTOR COMPENSATION TABLE (1)

Name	Fees Earned or Paid in Cash		Stock Awards	Option Awards	Non-Equity Incentive Compensation	Nonqualified Deferred Compensation on Earnings	All Other Compensation	Total
Hal G. Byer	$84,000		$—	$—	$—	$—	$—	$84,000
Robert Scott Fritz	85,000		—	—	—	—	—	85,000
Rae Ravich	80,000		—	—	—	—	—	80,000
John Scheel	52,500		40,000	—	—	—	—	92,500
Michael Borofsky	55,000		40,000	—	—	—	—	95,000
Julie Cavanna-Jerbic	61,074	(2)	25,000	—	—	—	—	86,074

________________

(1)

Each outside director received an annual compensation package comprised of (i) an annual retainer of $80,000, (ii) an additional $12,500 for the chair and $5,000 for each other member of the Audit Committee, and (iii) an additional $10,000 for the chair and $4,000 for each other member of the Compensation, Nominating, and Corporate Governance Committee.  Each outside director has the discretion of how to allocate the payment between cash and common stock. Director who are employees do not receive any additional compensation for their service on the Board of Directors.

(2)	Does not include $20,000 paid for ad hoc IT-related services.

Report on Repricing of Stock Options

We did not re-price any stock options during the year ended September 30, 2021.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of November 30, 2021, information regarding the beneficial ownership of our common stock based upon the most recent information available to us for: (i) each person known by us to own beneficially more than five (5%) percent of our outstanding common stock; (ii) each of our named executive officers, directors, and key employee; and (iii) all of our named executive officers, directors, and key employee. Unless otherwise indicated, each stockholder listed below has sole voting and investment power with respect to the shares beneficially owned by them and has the following address: c/o ALJ Regional Holdings, Inc., 244 Madison Avenue, PMB #358, New York, NY 10016. As of November 30, 2021, there were 42,405,725 shares of our common stock outstanding, which was the only class of voting securities outstanding.

Name and Address of Beneficial Owner	Number of Common Shares Beneficially Owned (1)		Percentage of Common Shares Beneficially Owned
Named Executive Officers and Directors:
Jess Ravich, Chief Executive Officer and Chairman of the Board	24,777,254	(2)	47.4%
Anna Van Buren, Director	1,720,576	(3)	4.0%
c/o Faneuil, Inc.
2 Eaton Street, Suite 1002
Hampton, VA 23669
John Scheel, Director and Vice Chairman of the Board	962,840		2.3%
Robert Scott Fritz, Director	953,780	(4)	2.2%
Hal G. Byer, Director	53,940	(5)	*
Rae G. Ravich, Director	185,419	(6)	*
Brian Hartman, Chief Financial Officer	300,000	(7)	*
Michael C. Borofsky, Director	119,369		*
Julie Cavanna-Jerbic, Director	20,161		*
Key Employee:
Marc Reisch, Chairman, Phoenix	750,000	(8)	1.8%
c/o Phoenix Color Corp.
18249 Phoenix Drive
Hagerstown, MD 21742
All Directors and Executive Officers as a Group	29,843,339	(9)	56.0%
5% Stockholders:
Vericast Corp.	3,000,000		7.1%
15955 La Cantera Parkway
San Antonio, Texas 78256

*	Less than 1%.
(1)

Consistent with SEC regulations, shares of common stock issuable upon exercise of derivative securities by their terms exercisable within 60 days of November 30, 2021, are deemed outstanding for purposes of computing the percentage ownership of the person holding such securities but are not deemed outstanding for computing the percentage ownership of any other person. Unless otherwise indicated below, to the knowledge of the Company, the persons and entities named in this table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable.

(2)

Includes 4,853,804 shares held by the Exemption Trust under the Ravich Revocable Trust of 1989, 350,000 shares of common stock issuable upon exercise of currently vested options, 1,315,927 shares of common stock issuable upon exercise of currently vested warrants, and 8,170,116 shares of common stock issuable upon the conversion of Convertible Promissory Note.

(3)	Includes 150,000 shares of common stock issuable upon exercise of currently vested options.
(4)

Includes 431,088 shares and 294,611 shares of common stock issuable upon exercise of currently vested warrants held by The Ravich Children Permanent Trust, for which Mr. Fritz is the sole trustee. Mr. Fritz disclaims all economic ownership of such shares.

(5)	Includes 10,014 restricted shares held by the Hal Byer and Marihelene Byer Revocable Trust.
(6)	Includes 100,000 shares of common stock issuable upon exercise of currently vested options.
(7)	Includes 300,000 shares of common stock issuable upon exercise of currently vested options.

(8)	Includes 250,000 shares of common stock issuable upon exercise of currently vested options.
(9)

Includes 8,170,116 shares of common stock issuable upon the conversion of Convertible Promissory Note, 1,610,538 shares of common stock issuable upon exercise of currently vested warrants, and 1,150,000 shares of common stock issuable upon the exercise of options that are either vested or will vest within 60 days from the date hereof.

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

ITEM 13. CERTAIN RELATIONSHIPS RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

During the years ended September 30, 2021 and 2020, we entered into the following transactions required to be reported under Item 404 of Regulation S-K (“Item 404”):

Fiscal 2021 Debt

Issuance of Convertible Promissory Notes

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

The Convertible Promissory Notes accrue interest at the rate of 8.25% per year, compounded monthly with interest payable in cash quarterly in arrears on the last day of each calendar quarter on the outstanding principal balance until such principal amount is paid in full or until conversion. The principal and accrued interest owed under the Convertible Promissory Notes are convertible, at the option of the holders, into shares of the Company’s common stock, at any time prior to November 28, 2023, at a conversion price equal to the quotient of all amounts due under each Convertible Promissory Note divided by the conversion rate of $0.54 per common share.

The Convertible Promissory Notes are (i) subordinate to the Blue Torch Term Loan and the Amended PNC Revolver, (ii) unsecured, and (iii) have a maturity date of November 28, 2023, subject to extension under certain circumstances.

Fiscal 2020 Debt

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

Amendment to Junior Participation Agreement – Term B Loan and Warrants Issued

In March 2020, in connection with the Eighth Amendment to the Cerberus/PNC Financing Agreement, the Ravich Entities entered into the First Amendment to the Junior Participation Agreement (“First Amendment to Junior Participation Agreement”). Under the First Amendment to Junior Participation Agreement, interest was paid in kind, instead of a mixture of cash and in kind.

In connection with the First Amendment to Junior Participation Agreement, the Company issued fully vested warrants to purchase 0.4 million shares of the Company’s common stock (“First Amendment to Junior Participation Agreement Warrants”) to the Ravich Entities, with a five-year term and an exercise price of $0.62.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The Audit Committee of ALJ’s Board of Directors has engaged Deloitte & Touche LLP (“Deloitte”) as the independent registered public accounting firm for the Company and its subsidiaries for the fiscal year ended September 30, 2021. The Audit Committee regularly reviews and determines whether any non-audit services provided by Deloitte potentially affects its independence with respect to the Company. The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by Deloitte. Pre-approval is generally provided by the Audit Committee for up to one year, is detailed as to the particular service or category of services to be rendered and is generally subject to a specific budget. The Audit Committee may also pre-approve additional services or specific engagements on a case-by-case basis. Management provides annual updates to the Audit Committee regarding the extent of any services provided in accordance with this pre-approval. To date, all services performed by Deloitte have been pre-approved by the Audit Committee in accordance with this policy.

The following table sets forth the aggregate fees billed, or expected to be billed, by Deloitte with respect to audit and non-audit services for the Company during the fiscal years ended September 30, 2021 and 2020:

	Year Ended September 30,
Fee Category	2021	2020

Audit fees (1)	$936,837	$789,344
Audit-related fees (2)	91,999	160,000
Tax fees (3)	74,590	124,548
All other fees (4)	1,895	1,895
Total	$1,105,321	$1,075,787

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

(4)	All Other Fees. All other fees consist of permitted services other than those that meet the criteria above. For the years ended September 30, 2021 and 2020 such fees were for technical subscriptions.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Financial Statements

The financial statements required by this Item are included beginning at page F-1.

Financial Statement Schedules

The financial statement schedules required by this Item are included on page S-1.

Exhibits

The following documents are filed as exhibits hereto:

Exhibit Number	Description of Exhibit	Method of Filing
2.1	Asset Purchase Agreement, dated as of June 21, 2016, by and among Phoenix Color Corp., AKI, Inc. and Bioplan USA, Inc.	Incorporated by reference to Exhibit 2.1 to Form 8-K as filed on June 22, 2016

3.1	Restated Bylaws of ALJ Regional Holdings, Inc., dated as of May 11, 2009	Incorporated by reference to Exhibit 3.4 to Form 10-12B as filed on February 2, 2016

3.2	Restated Certificate of Incorporation of ALJ Regional Holdings, Inc. as filed with the Secretary of State of the State of Delaware on August 17, 2018	Incorporated by reference to Exhibit 3.5 to Form 10-K as filed on December 17, 2018

10.01	Form of Indemnification Agreement for Directors and Officers	Incorporated by reference to Exhibit 10.2 to Form 10-12B as filed on February 2, 2016

10.02	Employment Agreement, dated July 29, 2019, by and between the Company and Jess Ravich	Incorporated by reference to Exhibit 10.2 to Form 8-K as filed on August 1, 2019

10.03	First Amended and Restated Employment Agreement, dated June 21, 2020, by and between the Company and Jess Ravich	Incorporated by reference to Exhibit 10.1 to Form 8-K as filed on June 23, 2020

10.04	Employment Agreement, dated October 18, 2013, by and between Faneuil, Inc. and Anna Van Buren	Incorporated by reference to Exhibit 10.3 to Form 10-12B as filed on February 2, 2016

10.05	First Amendment to Employment Agreement, dated August 11, 2017, by and between Faneuil, Inc. and Anna Van Buren	Incorporated by reference to Exhibit 10.2 to Form 8-K as filed on August 14, 2017

10.06	Amended and Restated Employment Agreement, dated October 20, 2021, by and between Faneuil, Inc. and Anna Van Buren	Incorporated by reference to Exhibit 10.1 to Form 8-K as filed on October 25, 2021

10.07	Employment Agreement, dated August 8, 2017, by and between ALJ Regional Holdings, Inc. and Brian Hartman	Incorporated by reference to Exhibit 10.1 to Form 8-K as filed on August 14, 2017

10.08	First Amendment to Employment Agreement, dated August 2, 2018, by and between ALJ Regional Holdings, Inc. and Brian Hartman	Incorporated by reference to Exhibit 10.1 to Form 8-K as filed on August 3, 2018

10.09	Second Amended and Restated Employment Agreement, dated August 20, 2019, by and between ALJ Regional Holdings, Inc. and Brian Hartman	Incorporated by reference to Exhibit 10.1 to Form 8-K as filed on August 22, 2019

10.10	Third Amended and Restated Employment Agreement, dated August 20, 2021, by and between ALJ Regional Holdings, Inc. and Brian Hartman	Incorporated by reference to Exhibit 10.1 to Form 8-K as filed on August 20, 2021

10.11	Employment Agreement, dated as of March 12, 2018, by and between ALJ Regional Holdings, Inc. and Marc Reisch	Incorporated by reference to Exhibit 10.1 to Form 8-K as filed on March 13, 2018

10.12	Employment Agreement, dated November 6, 2020, by and between Phoenix Color Corp. and Marc Reisch	Incorporated by reference to Exhibit 10.1 to Form 8-K as filed on November 9, 2020

10.13	Employment Agreement, dated December 17, 2021, by and between Phoenix Color Corp. and Marc Reisch	Filed herewith

10.14	ALJ Regional Holdings, Inc. 2016 Omnibus Equity Plan	Incorporated by reference to Exhibit 10.1 to Form S-8 as filed on August 23, 2016

10.15

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

10.16

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

10.17

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

10.18

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

10.19

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

10.20

Fifth Amendment to Financing Agreement, dated as of July 31, 2019, by and among the Company, Faneuil, Carpets, Phoenix, each subsidiary of the Company listed as a “Guarantor” on the signature pages thereto, the lenders from time to time party thereto, the Collateral Agent, and the Administrative Agent

Incorporated by reference to Exhibit 10.1 to Form 8-K as filed on August 1, 2019

10.21

Sixth Amendment to Financing Agreement, dated as of December 17, 2019, by and among the Company, Faneuil, Carpets, Phoenix, each subsidiary of the Company listed as a “Guarantor” on the signature pages thereto, the lenders from time to time party thereto, the Collateral Agent, and the Administrative Agent

Incorporated by reference to Exhibit 10.1 to Form 8-K as filed on December 23, 2019

10.22

Seventh Amendment to Financing Agreement, dated as of February 13, 2020, by and among the Company, Faneuil, Carpets, Phoenix, each subsidiary of the Company listed as a “Guarantor” on the signature pages thereto, the lenders from time to time party thereto, the Collateral Agent, and the Administrative Agent

Incorporated by reference to Exhibit 10.1 to Form 8-K as filed on February 14, 2020

10.23

Eighth Amendment to Financing Agreement, dated as of March 26, 2020, by and among the Company, Faneuil, Carpets, Phoenix, each subsidiary of the Company listed as a “Guarantor” on the signature pages thereto, the lenders from time to time party thereto, the Collateral Agent, and the Administrative Agent

Incorporated by reference to Exhibit 10.1 to Form 8-K as filed on March 27, 2020

10.24

Ninth Amendment to Financing Agreement, dated as of May 12, 2020, by and among the Company, Faneuil, Carpets, Phoenix, each subsidiary of the Company listed as a “Guarantor” on the signature pages thereto, the lenders from time to time party thereto, the Collateral Agent, and the Administrative Agent

Incorporated by reference to Exhibit 10.1 to Form 8-K as filed on May 13, 2020

10.25

Financing Agreement, dated as of June 29, 2021 among ALJ Regional Holdings, Inc., Faneuil Inc., and Phoenix Color Corp., as Borrowers, each subsidiary of ALJ Regional Holdings, Inc. listed as a guarantor on the signature pages, as Guarantors, the lenders from time to time, as Lenders, and Blue Torch Finance, LLC, as Collateral Agent and Administrative Agent.

Incorporated by reference to Exhibit 10.1 to Form 8-K as filed on July 1, 2021

10.26

Amended and Restated Financing Agreement, dated as of June 29, 2021, among ALJ Regional Holdings, Inc., Faneuil Inc., and Phoenix Color Corp., as Borrowers, each subsidiary of ALJ Regional Holdings, Inc. listed as a guarantor on the signature pages, as Guarantors, the lenders from time to time, as Lenders, and PNC Bank, National Association, as Collateral Agent and Administrative Agent.

Incorporated by reference to Exhibit 10.2 to Form 8-K as filed on July 1, 2021

10.27

Collateral Agent and Term Loan Lender Exit Agreement, dated as of June 29, 2021, among ALJ Regional Holdings, Inc., Faneuil Inc., and Phoenix Color Corp., as Borrowers, each subsidiary of ALJ Regional Holdings, Inc. listed as a guarantor on the signature pages, as Guarantors, the lenders from time to time, as Lenders, Cerberus Business Finance, LLC, as Collateral Agent and PNC Bank, National Association, as Administrative Agent.

Incorporated by reference to Exhibit 10.3 to Form 8-K as filed on July 1, 2021

10.28	Convertible Promissory Note issued by the Company to Jess Ravich, dated June 29, 2021.	Incorporated by reference to Exhibit 10.4 to Form 8-K as filed on July 1, 2021

10.29	Convertible Promissory Note issued by the Company to Elizabeth Glazer 2012 Trust, dated June 29, 2021.	Incorporated by reference to Exhibit 10.5 to Form 8-K as filed on July 1, 2021

10.30	Voting Agreement, dated as of September 6, 2019, between ALJ Regional Holdings, Inc. and Jess Ravich.	Incorporated by reference to Exhibit 99.1 to Form SC 13D as filed on September 10, 2019

14.1	Code of Business Conduct and Ethics	Incorporated by reference to Exhibit 14.1 to Form 10-K as filed on December 23, 2016

21.1	List of Subsidiaries	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm - Deloitte & Touche, LLP	Filed herewith

24	Power of Attorney (see signature page)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")	Filed herewith

31.2	Certification of Chief Financial Officer and Principal Accounting Officer pursuant to Rule 13a-14(a) of the Exchange Act	Filed herewith

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

ITEM 16. FORM 10-K SUMMARY.

The Company elected not to provide the summary information.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALJ REGIONAL HOLDINGS, INC.

Date: December 20, 2021	By:	/s/ Jess Ravich
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

Name	Title	Date

/s/ Jess Ravich	Chairman of the Board, and Chief Executive Officer	December 20, 2021
Jess Ravich	(Principal Executive Officer)

/s/ Brian Hartman	Chief Financial Officer (Principal Financial Officer and Principal	December 20, 2021
Brian Hartman	Accounting Officer)

/s/ Hal G. Byer	Director	December 20, 2021
Hal G. Byer

/s/ Robert Scott Fritz	Director	December 20, 2021
Robert Scott Fritz

/s/ Rae Ravich	Director	December 20, 2021
Rae Ravich

/s/ John Scheel	Director	December 20, 2021
John Scheel

/s/ Anna Van Buren	Director	December 20, 2021
Anna Van Buren

/s/ Michael Borofsky	Director	December 20, 2021
Michael Borofsky

/s/ Julie Cavanna-Jerbic	Director	December 20, 2021
Julie Cavanna-Jerbic

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of ALJ Regional Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ALJ Regional Holdings, Inc. and subsidiaries (the "Company") as of September 30, 2021 and 2020, the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended September 30, 2021, and the related notes and the consolidated financial statement schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended September 30, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which it relates.

Revenue Recognition – Refer to Note 2 to the financial statements

Critical Audit Matter Description

The Company’s wholly-owned subsidiary, Faneuil, Inc. (“Faneuil”), is a provider of call center services, back-office operations, staffing services, and toll collection services to government and regulated commercial clients across the United States.  As discussed in Note 2 to the financial statements, Faneuil customer contracts often include promises to transfer multiple products and services to its customers.  Specifically, Faneuil performs implementation activities in connection with newly executed customer contracts. Significant judgment is required in determining whether implementation activities represent distinct performance obligations.

We identified revenue recognition for newly executed Faneuil customer contracts as a critical audit matter given the judgments necessary for management to determine (1) whether implementation activities represent distinct performance obligations, and (2) the accuracy of the allocation of the contract consideration to individual performance obligations.  Performing audit procedures to evaluate the Company’s identification of performance obligations and the accuracy of the allocation of consideration to performance obligations for newly executed Faneuil customer contracts required a high degree of auditor judgment.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the evaluation of the Company’s conclusions with respect to revenue recognition for newly executed Faneuil customer contracts included the following, among others:

•	We evaluated the reasonableness of management’s significant accounting policies related to revenue recognition for implementation activities.

•	For each newly executed customer contract, we performed the following procedures:
-	Obtained and read the customer contract.
-	Tested management’s identification of distinct performance obligations based on our evaluation of the contract terms and the applicable accounting guidance.
-	Tested the accuracy of management’s determination of the contract consideration based on the contract terms.
-

Tested the accuracy of the allocation of contract consideration to each performance obligation based on the estimated relative standalone selling price of each performance obligation considering (1) the relative cost incurred in satisfying each respective performance obligation, and (2) an evaluation of the margin realized through satisfaction of the performance obligation relative to the margin realized through the satisfaction of other performance obligations within the newly executed contract and under comparable contracts.

/s/ Deloitte & Touche LLP

Jericho, New York

December 20, 2021

We have served as the Company’s auditor since 2019.

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	September 30,	September 30,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$2,276	$6,050
Accounts receivable, net of allowance for doubtful accounts of $83 and $1,033 at September 30, 2021 and 2020, respectively	68,572	56,487
Inventories, net	7,654	6,232
Prepaid expenses and other current assets	10,894	9,015
Current assets of discontinued operations	—	4,828
Total current assets	89,396	82,612
Property and equipment, net	63,930	67,785
Operating lease right-of-use assets	29,048	—
Intangible assets, net	30,611	35,552
Collateral deposits	487	424
Other assets	1,181	2,887
Long-term assets of discontinued operations	—	984
Total assets	$214,653	$190,244
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,241	$16,224
Accrued expenses	26,211	19,140
Income taxes payable	181	9
Deferred revenue and customer deposits	4,053	8,583
Term loans, net of deferred loan costs - current installments	2,692	9,827
Finance lease obligations - current installments	765	2,437
Operating lease obligations - current installments	4,722	—
Current portion of workers' compensation reserve	710	960
Other current liabilities	4,353	60
Current liabilities of discontinued operations	—	3,351
Total current liabilities	58,928	60,591
Line of credit, net of deferred loan costs	5,490	13,753
Term loans, less current portion, net of deferred loan costs	93,484	73,482
Deferred revenue, less current portion	369	2,358
Workers' compensation reserve, less current portion	1,749	1,842
Finance lease obligations, less current installments	332	2,900
Operating lease obligations, less current installments	32,767	—
Deferred tax liabilities, net	852	987
Other non-current liabilities	8,106	16,669
Long-term liabilities of discontinued operations	—	606
Total liabilities	202,077	173,188
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.01 par value; authorized – 100,000 shares; 42,406 and 42,298 issued and outstanding at September 30, 2021 and 2020, respectively	424	423
Additional paid-in capital	288,355	288,193
Accumulated deficit	(276,203)	(271,560)
Total stockholders’ equity	12,576	17,056
Total liabilities and stockholders’ equity	$214,653	$190,244

See accompanying notes

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended September 30,
	2021	2020
Net revenue	$440,853	$350,053
Costs and expenses:
Cost of revenue	355,245	282,488
Selling, general, and administrative expense	76,688	67,284
Impairment of goodwill	—	56,492
Gain on disposal of assets, net	(191)	(324)
Total operating expenses	431,742	405,940
Operating income (loss)	9,111	(55,887)
Other (expense) income:
Interest expense, net	(10,190)	(10,528)
Interest from legal settlement	—	200
Loss on debt extinguishment	(2,072)	—
Total other expense, net	(12,262)	(10,328)
Loss from continuing operations before income taxes	(3,151)	(66,215)
(Provision for) benefit from income taxes	(429)	2,043
Net loss from continuing operations	(3,580)	(64,172)
Net loss from discontinued operations, net of income taxes	(1,063)	(3,502)
Net loss	$(4,643)	$(67,674)
Loss per share of common stock–basic and diluted:
Continuing operations	$(0.08)	$(1.52)
Discontinued operations	$(0.03)	$(0.08)
Net loss per share	$(0.11)	$(1.60)
Weighted average shares of common stock outstanding– basic and diluted	42,329	42,186

See accompanying notes

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended September 30,
	2021	2020
Operating activities
Net loss	$(4,643)	$(67,674)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization expense	21,567	19,786
Loss on debt extinguishment	2,072	—
Interest expense and other bank fees accreted to term loans	1,691	1,098
Change in fair value of contingent consideration	1,200	1,100
Amortization of deferred loan costs	811	969
Loss on sale of Carpets	761	—
Stock-based compensation expense	163	381
Provision for bad debts and obsolete inventory	25	1,299
Impairment of goodwill	—	56,492
Fair value of warrants issued in connection with debt modification	—	716
Other non-cash expense	—	854
Gain on disposal of assets, net	(191)	(324)
Deferred income taxes	(135)	(1,808)
Changes in operating assets and liabilities:		—
Accounts receivable, net	(12,085)	(19,273)
Inventories, net	(1,447)	(1,092)
Prepaid expenses, collateral deposits, and other current assets	(1,892)	(3,004)
Income tax receivable	—	897
ROU assets/ROU liabilities	(784)	—
Other assets	1,643	(1,686)
Accounts payable	(1,033)	3,246
Accrued expenses	5,860	4,124
Income tax payable	172	(356)
Deferred revenue and customer deposits	(6,519)	9,067
Other current liabilities and other non-current liabilities	4,551	4,901
Discontinued operations, net	663	3,190
Cash provided by operating activities	12,450	12,903
Investing activities
Capital expenditures	(8,876)	(9,525)
Proceeds from sale of Carpets, net of transaction costs	438	—
Proceeds from sales of assets	309	1
Discontinued operations, net	(7)	(25)
Cash used for investing activities	(8,136)	(9,549)
Financing activities
Proceeds from term loan	95,000	1,500
Payments on term loans	(84,886)	(4,346)
(Payments) proceeds from line of credit, net	(8,927)	4,594
Deferred loan costs	(4,184)	(766)
Payments on finance leases	(4,190)	(2,815)
Payment of debt extinguishment penalties and other	(901)	—
Cash used for financing activities	(8,088)	(1,833)
Change in cash and cash equivalents	(3,774)	1,521
Cash and cash equivalents at beginning of the year	6,050	4,529
Cash and cash equivalents at end of the year	$2,276	$6,050

See accompanying notes

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended September 30,
	2021	2020
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$9,149	$9,109
Taxes	$125	$866

Non-cash investing and financing activities:
Capital equipment purchased with finance leases	$—	$3,345
Capital equipment purchases financed with term loans	$4,000	$1,908

See accompanying notes

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balances on September 30, 2019	42,173	$422	$287,101	$(204,407)	$83,116
Fair value of warrants issued in connection with term loan amendments	—	—	716	—	716
Issuance of common stock to members of ALJ's board of directors	125	1	109	—	110
Stock-based compensation expense - options	—	—	267	—	267
Net loss	—	—	—	(67,674)	(67,674)
Cumulative impact of adopting ASC 606 on October 1, 2019	—	—	—	521	521
Balances on September 30, 2020	42,298	423	288,193	(271,560)	17,056
Issuance of common stock to members of ALJ's board of directors	85	1	104	—	105
Issuance of common stock upon cashless exercise of stock options	23	—	—	—	—
Stock-based compensation expense - options	—	—	58	—	58
Net loss	—	—	—	(4,643)	(4,643)
Balances on September 30, 2021	42,406	$424	$288,355	$(276,203)	$12,576

See accompanying notes

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2021 AND 2020

1. ORGANIZATION AND BASIS OF PRESENTATION

Organization

ALJ Regional Holdings, Inc. (including subsidiaries, referred to collectively herein as “ALJ” or “Company”) is a holding company. During the years ended September 30, 2021 and 2020, ALJ consisted of the following wholly-owned subsidiaries:

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

•

Floors-N-More, LLC, d/b/a, Carpets N’ More (“Carpets”). Carpets was a floor covering retailer in Las Vegas, Nevada, and a provider of multiple products for the commercial, retail and home builder markets including all types of flooring, countertops, cabinets, window coverings and garage/closet organizers. ALJ acquired and disposed of Carpets in April 2014 and February 2021, respectively. See Basis of Presentation below.

As a result of the sale of one of its segments during February 2021, discussed below, ALJ has organized its business and corporate structure into two business segments: Faneuil and Phoenix.

Basis of Presentation

Overall

The accompanying consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of ALJ and its subsidiaries.  All intercompany items and transactions have been eliminated in consolidation.

Discontinued Operations

In January 2021, ALJ entered into a Purchase and Sale Agreement (“PSA”), by and among the Company, Superior Interior Finishes, LLC, a Nevada limited liability company (“Superior”) and Carpets, pursuant to which the Company agreed to sell 100% of the membership interests of Carpets to Superior for an aggregate purchase price of $0.5 million (the “Purchase Price”) in cash (the “Transaction”). At the time of the PSA, Superior was 100% owned by Steve Chesin, the Chief Executive Officer of Carpets. The Company entered into the PSA because its Carpets business segment had been deemed a non-core holding and had underperformed over the past several years. The Transaction, which was approved by a committee of the Board comprised solely of certain independent directors of the Company, closed in February 2021.  As such, the results of operations, assets, liabilities, and cash flows of Carpets were classified as discontinued operations in ALJ’s financial statements for all periods presented. See Note 4 for additional information about the divestiture of Carpets.

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

YEARS ENDED SEPTEMBER 30, 2021 AND 2020

of these measures is unknown, may be extended and additional measures may be imposed.  Although some employees have recently started to return to work, ALJ still has a significant portion of its work force working from home.

Although ALJ has not been materially impacted by COVID-19, ALJ could be impacted by COVID-19 in the near term by lower sales volumes in several parts of ALJ’s business, resulting in lower revenue and profit. While the impact of COVID-19 on the Company’s future financial position, results of operations and cash flows cannot be estimated with certainty, such impact could be significant if the global pandemic continues to adversely impact the U.S. economy for an extended period of time. The extent to which COVID-19 impacts ALJ’s operations will depend on future developments, which are highly uncertain. These include among others, the duration of the outbreak, vaccination rate against the virus, emergence of new variants of the virus, if portions of the Company’s business segments are recharacterized as non-essential for which closure of some or all of the Company’s operations could be required, information that may emerge concerning the severity of COVID-19 and the actions, especially those taken by governmental authorities, to contain the pandemic or treat its impact. As events are rapidly developing, additional impacts may arise that are not known at this time.

As of September 30, 2021, ALJ’s total available liquidity was $25.8 million, which included $2.3 million of cash and cash equivalents and $23.5 million of unused borrowing capacity under the Company’s revolving credit facility. While the impact that COVID-19 may have on the Company’s financial position, results of operations, and cash flows in the future cannot be estimated with certainty, based on current estimates regarding the magnitude and duration of the global pandemic, ALJ does not anticipate an impact on the Company’s ability to meet its obligations when due for at least the next 12 months. However, the ultimate magnitude and duration of the global pandemic is highly uncertain and, as such, will require ALJ to continually assess the situation for the foreseeable future.  Accordingly, the Company’s estimates regarding the magnitude and duration of the global pandemic may change in the future and such changes could be material.

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

ALJ uses its best estimates and assumptions to accurately value assets acquired, and liabilities assumed at the acquisition date. The measurement period for the valuation of assets acquired and liabilities assumed ends as soon as information on the facts and circumstances that existed as of the acquisition dates becomes available but does not exceed 12 months. Adjustments to purchase price allocations may require a change in the amounts allocated to goodwill during the periods in which the adjustments are determined.

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2021 AND 2020

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

Intangible Assets

As of September 30, 2021 and 2020, all intangible assets were acquisition-related, recorded at fair value on the dates acquired, and subject to amortization.  ALJ amortizes intangible assets over their estimated useful life based on expected economic benefit using the straight-line method.  In the quarter following the period in which the intangible asset becomes fully amortized, ALJ removes the fully amortized balances from the gross asset and accumulated amortization amounts.

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2021 AND 2020

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

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2021 AND 2020

ALJ’s other fair value instruments consist of accounts receivable, accounts payable, accrued expenses, line of credit, and term-loans.  As of September 30, 2021 and 2020, carrying values of accounts receivable, accounts payable and accrued expenses approximate fair values due to the short-term nature of the instrument.   Additionally, ALJ’s line of credit and term loans both carry a variable interest rate set at current market rates, and as such, the carrying value approximates fair value.

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

YEARS ENDED SEPTEMBER 30, 2021 AND 2020

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

YEARS ENDED SEPTEMBER 30, 2021 AND 2020

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

Impairment of Goodwill and Long-Lived Assets

Goodwill. The Company assesses the recoverability of goodwill on an annual basis in accordance with ASC 350 Intangibles - Goodwill and Other. The measurement date is September 30, or more frequently, if events or circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than the carrying value. The impairment test includes evaluating qualitative and quantitative factors to assess the likelihood of an impairment of goodwill. Each of the Company’s reporting units has goodwill assigned, which is assessed independently.

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

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2021 AND 2020

As a result of the interim test, ALJ recognized a non-cash impairment of goodwill totaling $56.5 million, which was reflected on the Company’s Consolidated Statement of Operations for the year ended September 30, 2020. The Company did not have any impairment of goodwill during the year ended September 30, 2021.

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

The Company did not have any impairment of long-lived assets during the years ended September 30, 2021 and 2020.

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

The Company’s judgments relative to the current provision for income taxes consider current tax laws, the interpretation of current tax laws and possible outcomes of current and future audits conducted by tax authorities. The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions and is subject to U.S. federal tax and state tax examinations.  The Company’s judgments relative to the value of deferred tax assets and liabilities consider estimates of the amount of future taxable income. Actual operating results and the underlying amount of income in future years could render current estimates of recoverable net deferred taxes inaccurate. Any of the judgments mentioned above could cause actual income tax obligations to differ from estimates, thus materially impacting the Company’s financial position and results of operations.

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

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2021 AND 2020

During the year ended September 30, 2021, ALJ used the following weighted-average assumptions:  expected option life of 6.2 years, volatility of 55.6%, dividend yield of 0.00%, and annual risk-free interest rate of 0.8%. The weighted-average fair value of the options granted during the year ended September 30, 2021 was $0.65.

During the year ended September 30, 2020, ALJ used the following weighted-average assumptions:  expected option life of 6.2 years, volatility of 48.6%, dividend yield of 0.00%, and annual risk-free interest rate of 0.33%. The weighted-average fair value of the options granted during the year ended September 30, 2020 was $0.25.

Loss Per Share

ALJ computed basic loss per share of common stock using net loss divided by the weighted-average number of shares of common stock outstanding during the period. As a result of recognizing a net loss for all periods presented, basic and diluted loss per share were the same.

Recent Accounting Pronouncements Adopted

Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU 2016-02, Leases, and subsequent amendments to the initial guidance: ASU 2017-13, ASU 2018-10, ASU 2018-11, ASU 2018-20 and ASU 2019-01 (referred to collectively as “ASC 842”)). ASC 842 requires lessees to recognize a right-of-use (“ROU”) asset and corresponding lease liability for all leases with terms of more than 12 months and provides enhanced disclosure of lease activity. Recognition, measurement, and presentation of expenses depend on classification as either a finance or operating lease.

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

The Company’s October 1, 2020 adoption of ASC 842 resulted in the recognition of operating lease obligations totaling $42.6 million, based upon the present value of the remaining minimum rental payments using discount rates as of the adoption date, of which $5.2 million was in operating lease obligations - current installments, and $37.4 million was in operating lease liabilities, less current installments. In addition, ALJ recorded corresponding operating lease right-of-use assets totaling $33.4 million. The adoption of the new standard did not have a material impact on the Consolidated Statements of Operations or the Consolidated Statements of Cash Flows. See Note 10 for further discussion of the Company’s leasing arrangements and required ASC 842 disclosures.

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

YEARS ENDED SEPTEMBER 30, 2021 AND 2020

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

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2021 AND 2020

3. REVENUE RECOGNITION

Disaggregation of Revenue

Revenue by contract type was as follows for the years ended September 30, 2021 and 2020:

	Year Ended September 30,
(in thousands)	2021	2020
Faneuil:
Healthcare	$137,279	$97,679
Transportation	88,692	65,804
Utility	54,341	53,868
Government	40,437	23,030
Other	4,477	6,651
Total Faneuil	$325,226	$247,032
Phoenix:
Publisher
MSA	$90,600	$76,217
Non-MSA	15,571	14,941
Commercial
MSA	756	1,743
Non-MSA	8,700	10,120
Total Phoenix	$115,627	$103,021
Total consolidated revenue, net	$440,853	$350,053

Substantially all of Faneuil revenue is recognized over time and substantially all of Phoenix revenue is recognized at a point in time.

Contract Assets and Liabilities

The following table provides information about consolidated contract assets and contract liabilities on September 30, 2021 and 2020:

	September 30,
(in thousands)	2021	2020
Contract assets:
Unbilled revenue (1)	$1,169	$527
Total contract assets	$1,169	$527
Contract liabilities:
Deferred revenue	$4,422	$10,875
Accrued rebates and material rights (2)	3,145	3,097
Total contract liabilities	$7,567	$13,972

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

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2021 AND 2020

The following table provides changes in consolidated contract assets and contract liabilities from the ASC 606 adoption date, October 1, 2019, to September 30, 2021:

(in thousands)	Contract Assets	Contract Liabilities
Balance, October 1, 2019	$469	$4,450
Additions to contract assets	3,126	—
Transfer from contract assets to accounts receivable	(3,068)	—
Revenue recognized	—	(11,224)
Accrued rebates	—	3,735
Payment of rebates	—	(3,250)
Cash received from customer	—	20,261
Balance, September 30, 2020	$527	$13,972
Additions to contract assets	2,922	—
Transfer from contract assets to accounts receivable	(2,280)	—
Revenue recognized	—	(17,933)
Accrued rebates	—	5,414
Payment of rebates	—	(5,366)
Cash received from customer	—	11,480
Balance, September 30, 2021	$1,169	$7,567

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

YEARS ENDED SEPTEMBER 30, 2021 AND 2020

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

During the years ended September 30, 2021 and 2020, the Company capitalized $0.1 million and $1.1 million, respectively, of costs to obtain a contract. During the years ended September 30, 2021 and 2020, the Company amortized $0.5 million and $0.9 million, respectively, of these costs, which was included in selling, general, and administrative expense. The net book value of costs to obtain a contract was $0.2 million as of September 30, 2021, of which $0.1 million was in prepaid expenses and other current assets, and $0.1 million was in other assets. The net book value of costs to obtain a contract was $0.6 million on September 30, 2020, of which $0.4 million was in prepaid expenses and other current assets, and $0.2 million was in other assets.

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

During the years ended September 30, 2021 and 2020, the Company capitalized $7.3 million and $7.9 million, respectively, of costs to fulfill a contract. The amortization of costs to fulfill contracts, which comprise set-up/transition activities, for the years ended September 30, 2021 and 2020 was $9.5 million and $4.5 million, respectively. The net book value of the costs to fulfill a contract on September 30, 2021 totaled $2.9 million of which $0.5 million was in prepaid expenses and other current assets, and $2.4 million was in other assets. The net book value of the costs to fulfill a contract on September 30, 2020 totaled $5.0 million, of which $3.5 million was in prepaid expenses and other current assets, and $1.5 million was in other assets.

Capitalized costs to obtain and fulfill a contract are periodically reviewed for impairment. ALJ did not incur any impairment losses during the years ended September 30, 2021 or 2020.

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

YEARS ENDED SEPTEMBER 30, 2021 AND 2020

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
(2)

On September 30, 2021, the remaining maximum payment was $5.0 million. On September 30, 2021, the fair value of deferred and contingent consideration was $4.7 million, of which $2.5 million was included in accrued expenses and $2.2 million was included in other non-current liabilities on the Consolidated Balance Sheet. The original maximum payment was $7.5 million.

Fair Value Adjustment of Deferred and Contingent Consideration Liabilities

The fair value of the deferred and contingent consideration liabilities is remeasured to fair value at each reporting period using Level 3 inputs such as cash flow forecast, discount rate, and equity risk premium.  The change in fair value, including accretion for the passage of time, is recognized in earnings until the deferred and contingent considerations are resolved. ALJ recorded a $1.2 million and a $1.1 million increase to deferred and contingent consideration liabilities during the years ended September 30, 2021 and 2020, respectively, which was expensed to selling, general, and administrative expense.

Acquisition-Related Expenses

There were no acquisition-related expenses incurred during the year ended September 30, 2021. During the year ended September 30, 2020, the Company incurred less than $0.1 million of acquisition-related expenses in connection with the RDI Acquisition, which were expensed to selling, general, and administrative expense.

Carpets Divestiture

As previously discussed in Note 1, ALJ sold Carpets during February 2021. As a result, ALJ recognized a loss on sale of $0.8 million during the year ended September 30, 2021, calculated as follows:

(in thousands)
Cash proceeds	$500
Net assets sold	(1,199)
Transaction costs	(62)
Impact of income taxes	—
Total loss on sale	$(761)

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2021 AND 2020

The carrying value of the net assets sold, at the time of closing, were as follows:

(in thousands)
Current assets	$4,615
Intangible assets, net	318
Other long-term assets	740
Current liabilities	(4,099)
Long-term liabilities	(375)
Net assets sold	$1,199

The following table presents the aggregate carrying amounts of the classes of assets and liabilities of discontinued operations on September 30, 2020:

September 30,
(in thousands)	2020
Assets:
Accounts receivable	$2,874
Inventories, net	1,221
Prepaid expenses and other current assets	733
Property and equipment, net	598
Intangible assets, net	335
Other long-term assets	51
Total assets of discontinued operations	$5,812
Liabilities:
Accounts payable	$1,946
Accrued expenses	1,172
Other current liabilities	233
Total long-term liabilities	606
Total liabilities of discontinued operations	$3,957

The following table presents information regarding certain components of loss from discontinued operations for the years ended September 30, 2021 and 2020:

	Year Ended September 30,
(in thousands)	2021	2020
Net revenue	$13,799	$39,096
Operating income (loss)	(301)	(3,501)
Loss on sale	(761)	—
Loss before income taxes	(1,062)	(3,501)
Income tax expense	1	1
Loss from discontinued operations	(1,063)	(3,502)

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2021 AND 2020

The following table presents certain components of cash flows of discontinued operations for the years ended September 30, 2021 and 2020:

	Year Ended September 30,
(in thousands)	2021	2020
Operating activities
Impairment of goodwill	$—	$2,555
Depreciation and amortization expense	199	555
Provision for obsolete inventory	27	73
Gain on disposal of assets, net	—	4
Changes in operating assets and liabilities:
Accounts receivable, net	399	311
Inventories, net	(12)	154
Prepaid expenses, collateral deposits, and other current assets	24	(302)
Other assets and liabilities, net	26	(160)
Investing activities
Capital expenditures	(7)	(25)

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

Faneuil. The percentages of Faneuil net revenue derived from its significant customers were as follows:

	Year Ended September 30,
	2021	2020
Customer A	10.1%	10.6%
Customer B	10.0	**

**	Less than 10% of Faneuil net revenue.

Accounts receivable from significant customers during the year ended September 30, 2021 totaled $16.2 million on September 30, 2021. As of September 30, 2021, all Faneuil accounts receivable were unsecured. The risk with respect to accounts receivable is mitigated by credit evaluations performed on customers and the short duration of payment terms extended to customers.

Phoenix. The percentages of Phoenix net revenue derived from its significant customers were as follows:

	Year Ended September 30,
	2021	2020
Customer A	24.3%	24.4%
Customer B	22.6	18.9
Customer C	12.2	13.0

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2021 AND 2020

Accounts receivable from significant customers during the year ended September 30, 2021 totaled $4.2 million on September 30, 2021. As of September 30, 2021, all Phoenix accounts receivable were unsecured. The risk with respect to accounts receivable is mitigated by credit evaluations performed on customers and the short duration of payment terms extended to most customers.

Supplier Risk

ALJ has only one segment, Phoenix, that purchases inventory. Phoenix had suppliers that represented more than 10% of both Phoenix inventory purchases, and consolidated ALJ inventory purchases as follows:

	Year Ended September 30,
	2021	2020
Supplier A	19.6%	14.1%
Supplier B	13.2	17.3
Supplier C	**	10.6

**	Less than 10% of both Phoenix inventory purchases and consolidated ALJ inventory purchases.

If these suppliers were unable to provide materials on a timely basis, Phoenix management believes alternative suppliers could provide the required supplies with minimal disruption to the business.

6. COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

Accounts Receivable, Net

The following table summarizes accounts receivable at the end of each reporting period:

	September 30,
(in thousands)	2021	2020
Accounts receivable	$68,450	$57,478
Unbilled receivables	205	42
Accounts receivable	68,655	57,520
Less: allowance for doubtful accounts	(83)	(1,033)
Accounts receivable, net	$68,572	$56,487

Inventories, Net

The following table summarizes inventories at the end of each reporting period:

	September 30,
(in thousands)	2021	2020
Raw materials	$5,941	$4,260
Semi-finished goods/work in process	1,691	1,923
Finished goods	94	96
Inventories	7,726	6,279
Less: allowance for obsolete inventory	(72)	(47)
Inventories, net	$7,654	$6,232

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2021 AND 2020

Property and Equipment

The following table summarizes property and equipment at the end of each reporting period:

	September 30,
(in thousands)	2021	2020
Machinery and equipment	$39,837	$33,783
Leasehold improvements	30,849	30,843
Computer and office equipment	23,575	19,630
Building and improvements	16,874	16,896
Software	16,533	16,483
Land	9,267	9,267
Furniture and fixtures	7,749	7,749
Construction and equipment in process	1,376	—
Vehicles	360	356
Property and equipment	146,420	135,007
Less: accumulated depreciation and amortization	(82,490)	(67,222)
Property and equipment, net	$63,930	$67,785

Property and equipment depreciation and amortization expense, including amounts related to finance leased assets, was $16.6 million and $14.6 million for the years ended September 30, 2021 and 2020, respectively.

Intangible Assets

The following tables summarize identified intangible assets at the end of each reporting period:

			September 30, 2021
(in thousands)	Weighted Average Original Life (Years)	Weighted Average Remaining Life (Years)	Gross	Accumulated Amortization	Net
Customer relationships	12.0	5.4	$33,590	$(18,621)	$14,969
Trade names	27.6	22.1	10,240	(2,604)	7,636
Supply agreements	11.9	9.0	7,610	(3,055)	4,555
Technology	8.0	5.8	3,400	(921)	2,479
Non-compete agreements	6.6	4.1	1,550	(578)	972
Totals			$56,390	$(25,779)	$30,611

			September 30, 2020
(in thousands)	Weighted Average Original Life (Years)	Weighted Average Remaining Life (Years)	Gross	Accumulated Amortization	Net
Customer relationships	7.0	4.5	$33,590	$(15,818)	$17,772
Trade names	27.6	23.0	10,240	(2,209)	8,031
Supply agreements	10.2	9.1	9,690	(4,059)	5,631
Technology	8.0	6.8	3,400	(496)	2,904
Non-compete agreements	6.6	5.1	1,550	(336)	1,214
Totals			$58,470	$(22,918)	$35,552

Intangible asset amortization expense was $4.9 million and $5.2 million for the years ended September 30, 2021 and 2020, respectively.

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2021 AND 2020

The following table presents changes in the carrying values of intangible assets by category for the years ended September 30, 2021 and 2020:

(in thousands)	Customer Relationships	Trade Names	Supply Agreements	Technology	Non- Compete Agreements	Internal Use Software	Accumulated Amortization	Total, Net
Balance, September 30, 2019	$33,590	$10,240	$9,930	$3,400	$1,820	$580	$(18,787)	$40,773
Write off fully amortized intangible assets	—	—	(240)	—	(270)	(580)	1,090	—
Amortization expense	—	—	—	—	—	—	(5,221)	(5,221)
Balance, September 30, 2020	$33,590	$10,240	$9,690	$3,400	$1,550	$—	$(22,918)	$35,552
Write off fully amortized intangible assets	—	—	(2,080)	—	—	—	2,080	—
Amortization expense	—	—	—	—	—	—	(4,941)	(4,941)
Balance, September 30, 2021	$33,590	$10,240	$7,610	$3,400	$1,550	$—	$(25,779)	$30,611

The following table presents expected future amortization expense as of September 30, 2021:

(in thousands)	Estimated Future Amortization
Fiscal 2022	$4,596
Fiscal 2023	4,596
Fiscal 2024	4,457
Fiscal 2025	4,144
Fiscal 2026	3,475
Thereafter	9,343
Total	$30,611

Accrued Expenses

The following table summarizes accrued expenses at the end of each reporting period:

	September 30,
(in thousands)	2021	2020
Accrued compensation and related taxes	$14,484	$9,660
Rebates payable	3,145	3,097
Acquisition contingent consideration	2,500	2,500
Legal	2,000	—
Bank overdraft	1,366	—
Other	1,275	352
Medical and benefit-related payables	1,198	1,438
Accrued board of director fees	131	130
Interest payable	112	674
Deferred lease incentives	—	1,289
Total accrued expenses	$26,211	$19,140

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2021 AND 2020

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

7. LOSS PER SHARE

The following table summarizes basic and diluted loss per share of common stock for each period presented:

	Year Ended September 30,
(in thousands, except per share amounts)	2021	2020
Net loss from continuing operations	$(3,580)	$(64,172)
Net loss from discontinued operations, net of income taxes	(1,063)	(3,502)
Net loss	$(4,643)	$(67,674)
Loss per share of common stock–basic and diluted:
Continuing operations	(0.08)	(1.52)
Discontinued operations	(0.03)	(0.08)
Net loss per share	(0.11)	(1.60)
Weighted average shares of common stock outstanding– basic and diluted	42,329	42,186
Anti-dilutive shares excluded from diluted net loss per share calculation:
Convertible debt	11,159	10,707
Warrants	1,611	2,908
Employee stock option grants	1,425	1,849
Total	14,195	15,464

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2021 AND 2020

8. DEBT

ALJ’s components of debt and the respective interest rate at the end of each reporting period were as follows:

	September 30, 2021		September 30, 2020
(in thousands)	Interest Rate	Balance	Interest Rate	Balance
Line of credit:
Amended PNC Revolver	5.25%	$5,490		$—
Amended PNC Revolver LIBOR	4.00	—		—
Cerberus/PNC Revolver		—	13.25%	4,417
Cerberus/PNC Revolver LIBOR		—	11.00	10,000
Less: deferred loan costs		—		(664)
Line of credit, net of deferred loan costs		$5,490		$13,753
Current portion of term loans:
Current portion of Blue Torch Term Loan	8.50	$3,800		$—
Current portion of Cerberus Term Loan		—	8.25	8,200
Current portion of equipment financing		—	2.66	1,999
Less: deferred loan costs		(1,108)		(372)
Current portion of term loans, net of deferred loan costs		$2,692		$9,827
Term loans, less current portion:
Blue Torch Term Loan, less current portion	8.50	$90,250		$—
Convertible Promissory Notes	8.25	6,026		—
Cerberus Term Loan, less current portion		—	8.25	62,336
Term B Loan		—	12.25	4,415
Term C Loan		—	8.25	5,782
Equipment financing, less current portion		—	2.66	1,611
Less: deferred loan costs		(2,792)		(662)
Term loans, less current portion, net of deferred loan costs		$93,484		$73,482

Total line of credit and term loans		$101,666		$97,062

Activity, as described in the paragraphs below, impacting ALJ’s debt for the year ended September 30, 2021 was as follows:

(in thousands)	Total Line of Credit	Blue Torch Term Loan	Convertible Promissory Notes	Cerberus Term Loan	Term B Loan	Term C Loan	Equipment Financing	Deferred Loan Costs	Total
Balance, September 30, 2020	$14,417	$—	$—	$70,536	$4,415	$5,782	$3,610	$(1,698)	$97,062
Payments, net	(5,943)	—	—	(4,100)	—	—	(1,417)	—	(11,460)
Interest expense and other bank fees accreted to term loans	258	—	—	642	422	244	—	—	1,566
New equipment financing							3,750		3,750
Amortization of deferred loan costs	—	—	—	—	—	—	—	527	527
Balance, June 29, 2021 prior to debt transactions	8,732	—	—	67,078	4,837	6,026	5,943	(1,171)	91,445
Impacts from June 29, 2021 debt transactions:
Existing debt payoff and other fees	(8,732)	—	—	(67,078)	(4,837)	—	(6,056)	—	(86,703)
New debt	—	95,000	—	—	—	—	—	(4,184)	90,816
Transfer of debt	—	—	6,026	—	—	(6,026)	—	—	—
Loss on debt extinguishment	—	—	—	—	—	—	113	1,171	1,284
Proceeds from line of credit, net	5,490	—	—	—	—	—	—	—	5,490
Quarterly payment on Blue Torch Term Loan	—	(950)	—	—	—	—	—	—	(950)
Amortization of deferred loan costs	—	—	—	—	—	—	—	284	284
Balance, September 30, 2021	$5,490	$94,050	$6,026	$—	$—	$—	$—	$(3,900)	$101,666

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2021 AND 2020

Description of Debt Obligations Entered into During the Year Ended September 30, 2021

New Term Loan

On June 29, 2021, ALJ replaced its existing term loan and Term B Loan under the Cerberus/PNC Financing Agreement (each as defined below) by entering into a new term loan (“Blue Torch Term Loan”) with Blue Torch Business Finance, LLC for an aggregate under the total principal amount of $95.0 million. ALJ completed the transaction primarily to:

•	Refinance its existing term loans;

•	Extend the maturity date from November 2023 to June 2025;

•	Update certain financial covenants to align with projected results of operations;

•	Repay certain capitalized leases and all equipment financing arrangements; and

•	Improve liquidity and operating flexibility.

The Blue Torch Term Loan, which matures on June 29, 2025, requires annual principal payments of $3.8 million paid in equal quarterly installments on the last business day of each fiscal quarter.

The Blue Torch Term Loan bears interest at a floating rate based on the London Interbank Offered Rate (“LIBOR”), subject to a minimum of 1.75% per year, plus an applicable margin of 6.75% per year.

The Blue Torch Term Loan is secured by substantially all of the Company’s assets, includes customary representations, warranties and covenants, including, among other things, restrictions on ALJ’s ability to incur additional indebtedness, dispose of assets, incur liens, make investments, pay dividends or other distributions, and enter into certain transactions with their affiliates, in each case subject to specified exceptions.

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

Amounts outstanding under the Amended PNC Revolver bear interest at a floating rate based on (i) the highest of (a) 2.75% per year, (b) the Federal Funds Open Rate plus 0.50% per year, (c) the LIBOR plus 1.00% per year, or (d) the prime lending rate of PNC, plus (ii) an applicable margin. The applicable margin is either 2.00% or 3.00% per year depending on whether or not ALJ meets certain debt covenant criteria as defined in the Amended PNC Revolver, respectively.

Under the Amended PNC Revolver, ALJ has the ability to lock into a lower rate for a fixed period of time, e.g. one month, for a fixed amount of borrowings under the Amended PNC Revolver.  This lower rate is the LIBOR, subject to a minimum of 1.00% per year, plus an applicable margin of 3.00% per year.

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2021 AND 2020

The Amended PNC Revolver is secured by substantially all of the Company’s assets, includes customary representations, warranties and covenants, including, among other things, restrictions on ALJ’s ability to incur additional indebtedness, dispose of assets, incur liens, make investments, pay dividends or other distributions, and enter into certain transactions with their affiliates, in each case subject to specified exceptions.

The Amended PNC Revolver has a prepayment penalty of 1%, 0.5%, and 0.25% of the total outstanding commitment, $32.5 million, if ALJ prepays the loan during year one, year two, and year three, respectively.

On September 30, 2021, ALJ had an unused borrowing capacity of $23.5 million.

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

Loss on Debt Extinguishment

The loss on debt extinguishment recorded during the year ended September 30, 2021 was comprised of the following:

(in thousands)
Deferred loan costs from Cerberus/PNC Financing Agreement	$1,171
Prepayment penalties from Cerberus/PNC Financing Agreement	716
Prepayment penalties from equipment financing agreements, capital leases, and other	185
Total loss on debt extinguishment	$2,072

Financial Covenant Compliance

The Blue Torch Term Loan and the Amended PNC Revolver include certain financial covenants. As of September 30, 2021, ALJ was in compliance with all financial covenants.

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2021 AND 2020

Estimated Future Minimum Principal Payments

Estimated future minimum principal payments for the Blue Torch Term Loan and the Convertible Promissory Notes are as follows (in thousands):

Year Ending September 30,	Line of Credit	Blue Torch Term Loan	Convertible Promissory Notes	Total
2022	$—	$3,800	$—	$3,800
2023	—	3,800	—	3,800
2024	—	3,800	6,026	9,826
2025*	5,490	82,650	—	88,140
Total	$5,490	$94,050	$6,026	$105,566

*	The majority of this amount is the final balloon payment due on June 29, 2025.

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

YEARS ENDED SEPTEMBER 30, 2021 AND 2020

Seventh Amendment to the Cerberus/PNC Financing Agreement

In February 2020, ALJ entered into the Seventh Amendment (“Seventh Amendment”) to the Cerberus/PNC Financing Agreement which temporarily increased the Cerberus/PNC Revolver borrowing limit as follows:

•	Extended the seasonal increase period from February 14, 2020 to March 15, 2020, during which time the available borrowing limit under the Cerberus/PNC Revolver was $32.5 million; and

•	Increased the available borrowing limit under the Cerberus/PNC Revolver from $25.0 million to $30.0 million for the period from March 16, 2020 to March 31, 2020.

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

•	Adjusted certain quarterly principal payment obligations;

•	Adjusted payment terms on the Term B Loan interest payable, from a mixture of cash and payable in kind to 100% payable in kind, until the Term A Loan was paid in full; and

•

Added a monthly fee of $0.1 million, from the period April 1, 2020 through the Cerberus/PNC Debt Maturity Date, which amounts were (i) added to the Cerberus Term Loan, (ii) accrued interest at the Cerberus Term Loan rate, and (iii) was paid as part of the Cerberus Payoff.

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

YEARS ENDED SEPTEMBER 30, 2021 AND 2020

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

Amendment to Junior Participation Agreement – Term B Loan and Warrants Issued

In March 2020, in connection with the Eighth Amendment to the Cerberus/PNC Financing Agreement, the Ravich Entities entered into the First Amendment to the Junior Participation Agreement (“First Amendment to Junior Participation Agreement”). Under the First Amendment to Junior Participation Agreement, interest was paid in kind, instead of a mixture of cash and in kind.

In connection with the First Amendment to Junior Participation Agreement, the Company issued fully vested warrants to purchase 0.4 million shares of the Company’s common stock (“First Amendment to Junior Participation Agreement Warrants”) to the Ravich Entities, with a five-year term and an exercise price of $0.62.

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

YEARS ENDED SEPTEMBER 30, 2021 AND 2020

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

Interest payments were due in arrears on the first day of each month. Quarterly principal payments were due on the last day of each fiscal quarter. Annual principal payments equal to 75% of ALJ’s excess cash flow (“ECF”), as defined in the Cerberus/PNC Financing Agreement, were due annually each December, upon delivery of the annual audited financial statements. The annual ECF calculation, based on results of operations for the year ended September 30, 2020 did not require ALJ to make an annual ECF payment in December 2020.

In certain instances, ALJ was required to make mandatory term loan payments if ALJ receives cash outside the normal course of business. ALJ made one mandatory payment of $0.9 million during the year ended September 30, 2020. No additional mandatory payments were made during any other period covered by this report.

The Cerberus/PNC Debt was secured by substantially all of the Company’s assets and imposed certain limitations on the Company, including its ability to incur debt, grant liens, initiate certain investments, declare dividends and dispose of assets. The Cerberus/PNC Debt also required ALJ to comply with certain debt covenants.

Cerberus/PNC Debt - Loan Amendment Fees

ALJ accounted for all Cerberus/PNC Debt amendments as debt modifications pursuant to ASC 470, Debt.  ALJ did not pay any Cerberus/PNC Debt loan amendment fees during the year ended September 30, 2021.

During the year ended September 30, 2020, ALJ paid $0.9 million of legal and other fees of which $0.6 million was added to deferred loan costs and amortized to interest expense through the Cerberus/PNC Debt Maturity Date. The remaining fees of $0.3 million were expensed to selling, general, and administrative expense during the year ended September 30, 2020.

Equipment Financing

In June 2020, Phoenix purchased a Heidelberg Press for $2.6 million with a $1.8 million equipment financing (“June 2020 Equipment Financing”), $0.5 million cash, and a $0.3 million trade-in allowance. The June 2020 Equipment Financing term was (i) 36 months, (ii) required monthly principal and interest payments, (iii) accrued interest at 2.66% per year, and (iv) was secured by the respective Heidelberg Press.

In March 2021, Phoenix purchased a second Heidelberg Press for $4.5 million with a $3.5 million equipment financing (“March 2021 Equipment Financing” and together with the June 2020 Equipment Financing, the “Equipment Financings”), $0.9 million cash, and a $0.1 million trade-in allowance.  The March 2021 Equipment Financing term was (i) 60 months, (ii) required monthly principal and interest payments, (iii) accrued interest at 4.5% per year, and (iv) was secured by the respective Heidelberg Press.

On June 29, 2021, the Equipment Financings were paid in full using proceeds from the Blue Torch Term Loan.

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2021 AND 2020

9. COMMITMENTS AND CONTINGENCIES

Employment Agreements

ALJ maintains employment agreements with certain key executive officers that provide for a base salary and an annual bonus, with annual bonus amounts to be determined by the Board of Directors or the Chief Executive Officer. The agreements also provide for involuntary termination payments, which includes base salary, performance bonus, medical premiums, stock options, non-competition provisions, and other terms and conditions of employment. On September 30, 2021, contingent termination payments related to base salary and medical premiums totaled $1.1 million.

Surety Bonds

As part of Faneuil’s normal course of operations, certain customers require surety bonds guaranteeing the performance of a contract. On September 30, 2021, the face value of such surety bonds, which represents the maximum cash payments that Faneuil’s surety would be obligated to pay under certain circumstances of non-performance, was $41.9 million. To date, Faneuil has not made any non-performance payments to any of its sureties.

Letters of Credit

The Company had letters of credit totaling $3.5 million outstanding on September 30, 2021.

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

The matter was tried in a bench trial from April 30, 2018 through May 2, 2018. On May 15, 2018, the Richmond Circuit Court issued its opinion, which dismissed both Faneuil’s complaint and 3M’s counterclaim with prejudice. No monetary damages were awarded to either Faneuil or 3M. As a result of the Richmond Circuit Court’s opinion, ALJ recorded a non-cash litigation loss of $2.9 million (the outstanding unreserved receivable from 3M), which was included in selling, general, and administrative expense during the year ended September 30, 2018. The matter was appealed to the Supreme Court of Virginia where Faneuil was awarded approximately $1.2 million, plus pre- and post-judgment interest. The matter was remanded to the trial court for calculation of interest and entry of final judgment. Faneuil and 3M settled on the amount of interest to be paid. The final judgment plus interest, which totaled $1.5 million, was received and recorded by Faneuil in December 2019. Of the total $1.5 million, $1.3 million was booked as a reduction to selling, general, and administrative expense, and $0.2 million was booked to interest from legal settlement on the Statement of Operations during the year ended September 30, 2020.

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

A mediation was held on March 11, 2021 and the parties are negotiating a settlement.

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2021 AND 2020

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

Other Litigation

The Company has been named in, and from time to time may become named in, various other lawsuits or threatened actions that are incidental to our ordinary business. Litigation is inherently unpredictable. Any claims against the Company, whether meritorious or not, could be time-consuming, cause the Company to incur costs and expenses, require significant amounts of management time and result in the diversion of significant operational resources. The results of these lawsuits and actions cannot be predicted with certainty. The Company concluded as of September 30, 2021 that the ultimate resolution of these matters (including the matters described above) will not have a material adverse effect on the Company’s business, consolidated financial position, results of operations or cash flows.

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

YEARS ENDED SEPTEMBER 30, 2021 AND 2020

The following table presents the location of the ROU assets and liabilities in the Consolidated Balance Sheet and ALJ’s weighted-average lease term and discount rate:

(dollars in thousands)	As of September 30, 2021
Finance Leases:
Property and equipment, at cost	$1,575
Less accumulated amortization	(977)
Property and equipment, net	$598
Finance lease obligations, current portion	$765
Finance lease obligations, less current portion	332
Total finance lease liabilities	$1,097
Operating Leases:
Operating lease right-of-use assets	$29,048
Operating lease obligations - current installments	$4,722
Operating lease obligations, less current installments	32,767
Total operating lease obligations	$37,489
Weighted average remaining lease term (years):
Finance	1.4
Operating	6.8
Weighted average discount rate:
Finance	6.0%
Operating	10.6%

The following table presents the components of lease cost and the location of such cost in ALJ’s Consolidated Statements of Operations:

(in thousands)	Statement of Operations Location	Year Ended September 30, 2021
Finance Leases:
Amortization of finance lease assets	Selling, general, and administrative expense	$813
Amortization of finance lease assets	Cost of revenue	457
Interest on finance lease liabilities	Interest expense	170
Total finance lease cost		1,440
Operating Leases:
Operating lease cost	Selling, general, and administrative expense	6,905
Operating lease cost	Cost of revenue	1,272
Variable lease cost	Selling, general, and administrative expense	986
Short-term lease cost	Selling, general, and administrative expense	37
Total operating lease cost		9,200
Total lease cost		$10,640

The following table presents supplemental cash flow information related to leases:

(In thousands)	Year Ended September 30, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for finance leases	$170
Operating cash flows used for operating leases - continuing operations	5,051
Operating cash flows used for operating leases - discontinued operations	—
Financing cash flows used for finance leases	4,190
Right-of-use assets obtained in exchange for lease obligations:
Finance leases	—
Operating leases	—

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2021 AND 2020

Maturities of lease liabilities as of September 30, 2021 are as follows (in thousands):

Year Ending September 30,	Finance Leases	Operating Leases
2022	$810	$8,409
2023	337	7,816
2024	—	6,974
2025	—	6,872
2026	—	6,856
Thereafter	—	16,625
Total lease payments	1,147	53,552
Less: imputed interest	(50)	(16,063)
Total present value of lease payments	$1,097	$37,489

Reported as of September 30, 2021
Current	$765	$4,722
Non-current	332	32,767
Total	$1,097	$37,489

11. EQUITY

Common Stock Activity during the Year Ended September 30, 2021

ALJ issued less than 0.1 million shares of common stock upon the cashless exercise of stock options. ALJ issued 0.1 million shares of common stock to members of ALJ’s Board of Directors as compensation. See “Common Stock Awards” below for further discussion

Common Stock Activity during the Year Ended September 30, 2020

ALJ issued 0.1 million shares of common stock to members of ALJ’s Board of Directors as compensation. See “Common Stock Awards” below for further discussion.

Preferred Stock

In August 2018, ALJ shareholders approved the amendment and restatement of ALJ’s Restated Certificate of Incorporation to eliminate the preferred stock and authorize the issuance of 5.0 million shares of blank check preferred stock. ALJ had no preferred stock outstanding on September 30, 2021 or 2020.

Equity Incentive Plans

In July 2016, ALJ shareholders approved ALJ’s Omnibus Equity Incentive Plan (“2016 Plan”), which allows ALJ and its subsidiaries to grant securities of ALJ to officers, employees, directors, or consultants.  ALJ believes that equity-based compensation is fundamental to attracting, motivating, and retaining highly qualified dedicated employees who have the skills and experience required to achieve business goals. Further, ALJ believes the 2016 Plan aligns the compensation of directors, officers, and employees with shareholder interest.

The 2016 Plan is administered by ALJ’s Compensation, Nominating and Corporate Governance Committee (“Committee”) of the Board.  The maximum aggregate number of common stock shares that may be granted under the 2016 Plan is 2.0 million.  The 2016 Plan generally provides for the grant of qualified or nonqualified stock options, restricted stock and restricted stock units, unrestricted stock, stock appreciation rights, performance awards and other awards.  The Committee has full discretion to set the vesting criteria.  The exercise price of a stock option may not be less than 100% of the fair market value of ALJ’s common stock on the date of grant. The 2016 Plan prohibits the repricing of outstanding stock options without prior shareholder approval. The term of stock options granted under the 2016 Plan may not exceed ten years.  Awards are subject to accelerated vesting upon a change in control in the event the acquiring company does not assume the awards. The Board may amend, alter, or discontinue the 2016 Plan, but shall obtain shareholder approval of any amendment as required by applicable law or stock exchange listing requirements. As of September 30, 2021, there were 1.4 million options available for future grant under the 2016 Plan.

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2021 AND 2020

Stock-Based Compensation.

The following table sets forth the total stock-based compensation expense included in selling, general, and administrative expense on the Statements of Operations:

	Year Ended September 30,
(in thousands)	2021	2020
Stock options	$58	$267
Common stock awards	105	114
Total stock-based compensation expense	$163	$381

On September 30, 2021, ALJ had $0.1 million of total unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of approximately 2.9 years.

Stock Option Activity and Outstanding

The following table summarizes stock option activity during the years ended September 30, 2021 and 2020:

	Number of Options	Weighted-Average Exercise Price
Outstanding on September 30, 2019	1,654,000	$3.39
Granted	195,000	0.55
Outstanding on September 30, 2020	1,849,000	3.09
Exercised	(134,000)	1.00
Forfeited or expired	(390,000)	1.99
Granted	100,000	1.24
Outstanding on September 30, 2021	1,425,000	3.45
Vested or Expected to Vest on September 30, 2021	1,425,000	$3.45

The following table summarizes all options outstanding and exercisable by price range as of September 30, 2021:

		Options Outstanding		Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$0.88 - $1.24	115,000	9.76	$1.19	15,000	$0.88
$2.10 - $3.33	510,000	6.13	2.92	510,000	2.92
$4.00 - $4.27	800,000	2.16	4.12	800,000	4.12
Total	1,425,000	4.20	3.45	1,325,000	3.62

The “intrinsic value” of options is the excess of the value of ALJ stock over the exercise price of such options. The total intrinsic value of options outstanding (of which all are vested or expected to vest) and the total intrinsic value of options exercisable was less than $0.1 million on September 30, 2021 and 2020. The total intrinsic value of options exercised during the year ended September 30, 2021 was less than $0.1 million. There were no options exercised during the year ended September 30, 2020.

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2021 AND 2020

Common Stock Awards. Members of ALJ’s Board of Directors receive a director compensation package that includes an annual common stock award. In connection with such awards, ALJ recorded stock-based compensation expense of $0.1 million for both the year ended September 30, 2021 and 2020.

Common Stock Options and Warrants Outstanding on September 30, 2021

On September 30, 2021, ALJ had 1.4 million stock options with a weighted average exercise price of $3.45 outstanding and warrants exercisable to purchase 1.6 million shares of common stock with a weighted average exercise price of $0.56 outstanding.

12. INCOME TAX

Loss before income taxes and the provision for income taxes for the years ended September 30, 2021 and 2020 consisted of the following:

	Year Ended September 30,
(in thousands)	2021	2020
Loss from continuing operations before income taxes	$(3,151)	$(66,215)
(Provision for) benefit from income taxes:
Current:
Federal	—	912
State	(564)	(677)
Total (provision for) benefit from current income taxes	(564)	235
Deferred:
Federal	(126)	647
State	261	1,161
Total benefit from deferred income taxes	135	1,808
Total (provision for) benefit from income taxes	$(429)	$2,043
Effective tax rate	(13.6)%	3.1%

The difference between the statutory federal income tax rate and the effective tax rate for the years ended September 30, 2021 and 2020 was as follows:

	Year Ended September 30,
	2021	2020
Statutory federal income tax rate	21.0%	21.0%
Increase (reduction) in rate resulting from:
Change in valuation allowance	(95.5)	(3.6)
Prior-year adjustments (1)	67.5	0.7
Goodwill impairment	—	(15.8)
Permanent differences	(0.8)	(0.2)
State tax, net of federal benefit	(12.5)	0.6
Change in corporate tax rate	5.1	0.1
Tax credits and other	1.6	0.3
Effective tax rate	(13.6)%	3.1%

________________

(1)	Related to the adoption of ASC 842, leasehold improvements, and equipment. Full offset reflected in the change in valuation allowance.

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2021 AND 2020

Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled.

Significant components of the Company’s deferred tax assets and liabilities as of September 30, 2021 and 2020 were as follows:

	Year Ended September 30,
(in thousands)	2021	2020
Deferred tax assets:
Net operating loss carryforward	$28,798	$28,394
Accrued expenses and other	4,185	4,305
Work opportunity tax credit carryforwards	608	558
Deferred revenue	95	604
Operating lease obligations	9,654	—
Land and depreciable assets	279	—
Allowance for doubtful accounts	21	48
Gross deferred tax assets	43,640	33,909
Less: valuation allowance	(35,272)	(32,036)
Net deferred tax assets	8,368	1,873

Deferred tax liabilities:
Intangible assets	(1,719)	(2,086)
Land and depreciable assets	—	(623)
Operating lease right-of-use assets	(7,480)	—
Prepaid expenses	(21)	(151)
Total deferred tax liabilities	(9,220)	(2,860)
Net deferred tax (liabilities) assets	$(852)	$(987)

The net deferred tax (liabilities) assets are recorded as non-current liabilities on September 30, 2021 and 2020.

Open Tax Returns, Deferred Tax Assets, and Net Operating Loss Carryforward

The Company files income tax returns in the U.S. federal jurisdiction and various states. The years still open to audit under the applicable statutes of limitations are June 30, 2019 through June 30, 2021 for federal tax purposes and June 30, 2018 through June 30, 2021 for state tax purposes. Tax years ending June 30, 2002 through June 30, 2009 generated a federal net operating loss carryforward and remain subject to examination. The amount of any tax assessments and penalties may be material and may negatively impact the Company’s operations. Given the uncertainty in the amount and the difficulty in estimating the probability of the assessments arising from future tax examinations, the Company has not made any accruals for such tax contingencies. The Company recently completed an IRS audit with respect to its June 30, 2017 federal tax return. The impact was less than a $0.1 million increase to the Company’s federal NOL carryforwards. No tax returns are currently under examination by any tax authorities.

As of September 30, 2021, the Company’s deferred tax assets were primarily the result of U.S. net operating losses (“NOL”) carryforwards. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. As of each reporting date, the Company’s management considers new evidence, both positive and negative, that could impact management’s assessment with regard to future realization of deferred tax assets. Based on the assessment, management believes it is more likely than not that certain deferred tax assets will not be fully realized. As a result, management established a valuation allowance against such deferred tax assets for the amount that will likely not be realized.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of September 30, 2021 and 2020, the Company does not have a liability for uncertain tax positions. Additionally, the Company does not anticipate that there will be a material change of unrecognized tax benefits within the next 12 months.

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2021 AND 2020

At September 30, 2021, the Company has NOL carryforwards for federal income tax purposes of approximately $135.1 million that begin expiring in 2022. In addition, the use of this NOL in future years may be restricted under Section 382 of the IRC if there is a change of ownership.

ALJ’s NOL carryforwards by year of expiration are as follows (in thousands):

Year Ended September 30,	Amount of Expiring NOL
2022	$109,132
2023	7,762
2024	9,256
2025	2,803
Thereafter	6,147
Total	$135,100

The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted on March 27, 2020. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side payroll tax, net operating loss carryback periods, alternative minimum tax credit refunds, and modifications to the net interest deduction limitations. On September 30, 2021, the Company had deferred payroll taxes of $8.4 million, of which $4.2 million was included with other current liabilities and $4.2 million was included with other non-current liabilities on the Consolidated Balance Sheet.

ALJ did not record a provision for or benefit from income taxes for discontinued operations during the year ended September 30, 2021. ALJ recorded a provision for income taxes for discontinued operations of less than $0.1 million during the year ended September 30, 2020.

13. RANSOMWARE INCIDENT

On August 18, 2021, Faneuil detected a ransomware attack (“Security Event”) that accessed and encrypted certain files on certain servers utilized by Faneuil in the provision of its call center services.

Promptly upon detection of the Security Event, Faneuil launched an investigation, engaged legal counsel and other incident response professionals, and notified law enforcement. Faneuil immediately implemented a series of containment and remediation measures to address this situation and reinforce the security of information technology systems. Faneuil worked with industry-leading cybersecurity professionals to immediately respond to the threat, defend information technology systems, and conduct remediation.

Although Faneuil quickly and actively managed the Security Event, such event caused disruption to parts of Faneuil’s business, including certain aspects of its provision of call center services. Faneuil carries insurance, including cyber insurance, commensurate with the size and the nature of its operations. Although Faneuil actively communicated with customers and worked to minimize disruption, Faneuil cannot guarantee that customer relationships were not harmed as a result of the Security Event.

As a result of the Security Event, Faneuil incurred expenses and penalties of approximately $2.8 million, mostly recorded in selling, general, and administrative expense. Faneuil recognized an insurance recovery receivable of $1.9 million, included with other current assets on the Consolidated Balance Sheet on September 30, 2021, for amounts that are considered probable for recovery. Subsequent to September 30, 2021, Faneuil received total insurance proceeds of $1.3 million. The remaining insurance proceeds are expected to be received before March 31, 2022.

Should Faneuil expect to receive additional insurance recoveries, above the $1.9 million insurance recovery receivable on September 30, 2021, they will be recorded when considered probable for recovery.

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2021 AND 2020

14. REPORTABLE SEGMENTS AND GEOGRAPHIC INFORMATION

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

The following tables present ALJ’s segment information as of or for the years ended September 30, 2021 and 2020:

	As of or for the Year Ended September 30, 2021
(in thousands)	Faneuil	Phoenix	ALJ	Consolidated
Total assets	$133,033	$81,424	$196	$214,653

Net revenue	$325,226	$115,627	$—	$440,853

Segment adjusted EBITDA - continuing operations	$19,332	$20,331	$(5,999)	$33,664
Depreciation and amortization				(21,567)
Interest expense, net				(10,190)
Loss on debt extinguishment				(2,072)
Change in fair value of contingent consideration				(1,200)
Bank fees accreted to term loans				(900)
Acquisition/disposition-related expenses				(286)
Restructuring and cost reduction initiatives				(261)
Security Event expenses				(236)
Stock-based compensation				(163)
Loan amendment expenses				(131)
Gain on disposal of assets, net				191
Provision for income taxes				(429)
Net loss from continuing operations				$(3,580)
Net loss from discontinued operations, net of income taxes				(1,063)
Net loss				$(4,643)

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2021 AND 2020

	As of or for the Year Ended September 30, 2020
(in thousands)	Faneuil	Phoenix	ALJ	Consolidated
Total assets	$101,567	$82,256	$6,421	$190,244

Net revenue	$247,032	$103,021	$—	$350,053

Segment adjusted EBITDA - continuing operations	$11,197	$16,723	$(3,875)	$24,045
Impairment of goodwill				(56,492)
Depreciation and amortization				(19,786)
Interest expense, net				(10,528)
Restructuring and cost reduction initiatives				(1,863)
Change in fair value of contingent consideration				(1,100)
Fair value of warrants issued in connection with loan amendments				(716)
Bank fees accreted to term loans				(600)
Loan amendment expenses				(475)
Stock-based compensation				(381)
Acquisition/disposition-related expenses				(99)
Interest from legal settlement				200
Gain on disposal of assets and other gain, net				324
Recovery of litigation loss				1,256
Benefit from income taxes				2,043
Net loss from continuing operations				(64,172)
Net loss from discontinued operations				(3,502)
Net loss				$(67,674)

Geographic Information

Substantially all of the Company’s assets were located in the United States. Substantially all of the Company’s revenue was earned in the United States.

ALJ REGIONAL HOLDINGS, INC.

SCHEDULE II — CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at the Beginning of the Year	Charged to Costs and Expenses	Deductions	Balance at the End of the Year
Year Ended September 30, 2021:
Allowance for doubtful accounts	$1,033	$—	$(950)	$83
Allowance for obsolete inventory	47	25	—	72
Rebates payable	3,097	5,414	(5,366)	3,145
Workers’ compensation reserve	2,802	1,087	(1,430)	2,459

Year Ended September 30, 2020:
Allowance for doubtful accounts	$51	$1,297	$(315)	$1,033
Allowance for obsolete inventory	101	—	(54)	47
Rebates payable	2,613	3,734	(3,250)	3,097
Workers’ compensation reserve	2,127	2,101	(1,426)	2,802

S-1