Form 10-Q
period 2021-12-31
ALJ REGIONAL HOLDINGS INC
filed 2022-02-11
CIK 1438731

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2021

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller Reporting Company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes    ☐    No  ☒

The number of shares of common stock, $0.01 par value per share, outstanding as of February 1, 2022, was 42,408,830.

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

•	our ability to manage ongoing supply chain disruptions and constraints due primarily to the restriction of employee movements, key material and labor shortages, and transportation constraints;
•	our ability to improve margins and profitability on contracts we enter into; and
•	the other matters described in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

ALJ REGIONAL HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED DECEMBER 31, 2021

PART I. FINANCIAL INFORMATION

Item 1 - Financial Statements

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	December 31,	September 30,
	2021	2021
ASSETS
Current assets:
Cash and cash equivalents	$2,069	$2,276
Accounts receivable, net of allowance for doubtful accounts of $83 on both December 31, 2021 and September 30, 2021	59,831	68,572
Inventories, net	7,505	7,654
Prepaid expenses and other current assets	8,999	10,894
Total current assets	78,404	89,396
Property and equipment, net	61,797	63,930
Operating lease right-of-use assets	28,441	29,048
Intangible assets, net	29,462	30,611
Collateral deposits	487	487
Other assets	1,019	1,181
Total assets	$199,610	$214,653
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,158	$15,241
Accrued expenses	24,610	26,211
Income taxes payable	479	181
Deferred revenue and customer deposits	2,359	4,053
Term loans, net of deferred loan costs - current installments	2,634	2,692
Finance lease obligations - current installments	776	765
Operating lease obligations - current installments	4,776	4,722
Current portion of workers' compensation reserve	710	710
Other current liabilities	4,353	4,353
Total current liabilities	54,855	58,928
Line of credit, net of deferred loan costs	11,525	5,490
Term loans, less current portion, net of deferred loan costs	92,672	93,484
Deferred revenue, less current portion	148	369
Workers' compensation reserve, less current portion	1,749	1,749
Finance lease obligations, less current installments	134	332
Operating lease obligations, less current installments	31,843	32,767
Deferred tax liabilities, net	706	852
Other non-current liabilities	2,750	8,106
Total liabilities	196,382	202,077
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.01 par value; authorized – 100,000 shares; 42,409 and 42,406 issued and outstanding on December 31, 2021 and September 30, 2021, respectively	424	424
Additional paid-in capital	288,399	288,355
Accumulated deficit	(285,595)	(276,203)
Total stockholders’ equity	3,228	12,576
Total liabilities and stockholders’ equity	$199,610	$214,653

See accompanying notes

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share amounts)

	Three Months Ended December 31,
	2021	2020
Net revenue	$103,082	$111,137
Costs and expenses:
Cost of revenue	89,164	93,159
Selling, general, and administrative expense	20,183	17,055
Loss (gain) on disposal of assets, net	26	(67)
Total operating expenses	109,373	110,147
Operating (loss) income	(6,291)	990
Other (expense) income:
Interest expense, net	(2,705)	(2,582)
Total other expense, net	(2,705)	(2,582)
Loss from continuing operations before income taxes	(8,996)	(1,592)
Provision for income taxes	(396)	(292)
Net loss from continuing operations	(9,392)	(1,884)
Net loss from discontinued operations, net of income taxes	—	(203)
Net loss	$(9,392)	$(2,087)
Loss per share of common stock–basic and diluted:
Continuing operations	$(0.22)	$(0.04)
Discontinued operations	$—	$—
Net loss per share (1)	$(0.22)	$(0.05)
Weighted average shares of common stock outstanding– basic and diluted	42,407	42,318

(1)	Amounts may not add due to rounding.

See accompanying notes

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three Months Ended December 31,
	2021	2020
Operating activities
Net loss	$(9,392)	$(2,087)
Adjustments to reconcile net loss to cash (used for) provided by operating activities:
Depreciation and amortization expense	5,430	5,032
Interest expense and other bank fees accreted to term loans	—	560
Amortization of deferred loan costs	320	185
Stock-based compensation expense	71	48
Provision for bad debts and obsolete inventory	(2)	(176)
Loss (gain) on disposal of assets, net	26	(67)
Deferred income taxes	(146)	(27)
Changes in operating assets and liabilities:
Accounts receivable, net	8,741	(7,765)
Inventories, net	151	512
Prepaid expenses, collateral deposits, and other current assets	1,895	(294)
ROU assets/ROU liabilities	(263)	(104)
Other assets	162	(1,554)
Accounts payable	(1,068)	(1,494)
Accrued expenses	(1,628)	5,717
Income tax payable	298	10
Deferred revenue and customer deposits	(1,915)	(95)
Other current liabilities and other non-current liabilities	(5,356)	3,674
Discontinued operations, net	—	926
Cash (used for) provided by operating activities	(2,676)	3,001
Investing activities
Capital expenditures	(2,174)	(2,606)
Proceeds from sales of assets	—	20
Discontinued operations, net	—	(7)
Cash used for investing activities	(2,174)	(2,593)
Financing activities
Payments on term loans	(950)	(2,566)
Proceeds from (payments on) line of credit, net	6,035	(537)
Deferred loan costs	(240)	—
Payments on finance leases	(202)	(775)
Cash provided by (used for) financing activities	4,643	(3,878)
Change in cash and cash equivalents	(207)	(3,470)
Cash and cash equivalents at beginning of the year	2,276	6,050
Cash and cash equivalents at end of the year	$2,069	$2,580

See accompanying notes

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three Months Ended December 31,
	2021	2020
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$2,304	$2,072
Taxes	$256	$22

Non-cash investing and financing activities:
Capital equipment purchases financed with term loans	$—	$500

See accompanying notes

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

(in thousands)

	Three Months Ended December 31,
	2021	2020
Common stock
Balance, beginning of period	$424	$422
Issuance of common stock upon cashless exercise of stock options	—	1
Balance, end of period	$424	$423
Additional paid in capital
Balance, beginning of period	$288,355	$288,193
Stock-based compensation expense - options	44	17
Balance, end of period	$288,399	$288,210
Accumulated deficit
Balance, beginning of period	$(276,203)	$(271,560)
Net loss	(9,392)	(2,087)
Balance, end of period	$(285,595)	$(273,647)
Total stockholders' equity	$3,228	$14,986

See accompanying notes

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. ORGANIZATION AND BASIS OF PRESENTATION

Organization

ALJ Regional Holdings, Inc. (including subsidiaries, referred to collectively herein as “ALJ” or “Company”) is a holding company. During the three months ended December 31, 2021, ALJ consisted of the following wholly-owned subsidiaries:

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

ALJ owned a third segment, Floors-N-More, LLC, d/b/a, Carpets N’ More (“Carpets”), which was sold during February 2021. Carpets was a floor covering retailer in Las Vegas, Nevada, and a provider of multiple products for the commercial, retail and home builder markets including all types of flooring, countertops, cabinets, window coverings and garage/closet organizers. ALJ acquired and disposed of Carpets in April 2014 and February 2021, respectively. See Basis of Presentation below.

ALJ manages its business and corporate structure through two operating segments: Faneuil and Phoenix.

Basis of Presentation

Overall

The accompanying condensed consolidated financial statements include the accounts of ALJ and its subsidiaries and have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information. All intercompany transactions and balances have been eliminated in consolidation. The financial information included herein is unaudited, and reflects all adjustments which are, in the opinion of management, of a normal recurring nature and necessary for a fair statement of the results for the periods presented.  Interim financial results are not necessarily indicative of financial results for a full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with ALJ’s Annual Report on Form 10-K for the fiscal year ended September 30, 2021, filed with the SEC on December 20, 2021.

Discontinued Operations

In January 2021, ALJ entered into a Purchase and Sale Agreement (“PSA”), by and among the Company, Superior Interior Finishes, LLC, a Nevada limited liability company (“Superior”) and Carpets, pursuant to which the Company agreed to sell 100% of the membership interests of Carpets to Superior for an aggregate purchase price of $0.5 million (the “Purchase Price”) in cash (the “Transaction”). At the time of the PSA, Superior was 100% owned by Steve Chesin, the Chief Executive Officer of Carpets. The Company entered into the PSA because its Carpets business segment had been deemed a non-core holding and had underperformed over the past several years. The Transaction, which was approved by a committee of the Board comprised solely of certain independent directors of the Company, closed in February 2021.  As such, Carpets’ results of operations and cash flows were classified as discontinued operations in ALJ’s financial statements for the three months ended December 31, 2020. See Note 4 for additional information about the divestiture of Carpets.

Asset Purchase Agreement

On December 21, 2021, ALJ entered into an agreement to sell the assets of Faneuil’s tolling and transportation vertical and health benefit exchange vertical (the “Asset Sale”) for a purchase price to be paid at closing of $140.0 million, less an indemnification escrow amount of approximately $15.0 million. Faneuil is also eligible to receive additional earn-out payments based upon the performance of certain customer agreements in an aggregate amount of up to $25.0 million. The completion of the Asset Sale is subject to certain closing conditions, including, among others, the receipt of certain requisite consents from customers and landlords.

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As the divestiture of Faneuil’s tolling and transportation vertical and health benefit exchange vertical does not represent a strategic shift with a major effect on ALJ’s operations and financial results, the transaction does not meet the criteria for treatment as discontinued operations pursuant to Accounting Standards Codification (“ASC”) 205-20-45, Presentation of Financial Statements — Discontinued Operations — Other Presentation Matters. Because of the closing conditions discussed above, the associated assets did not meet the held-for-sale criteria as defined by ASC 360-10-45-9, Long-Lived Assets Classified as Held for Sale on December 31, 2021.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Although actual results could differ materially from those estimates, such estimates are based on the best information available to management and management’s best judgments at the time. Significant estimates and assumptions by management are used for, but are not limited to, determining the fair value of assets and liabilities, including intangible assets acquired and allocation of acquisition purchase prices, estimated useful lives of certain assets, recoverability of long-lived and intangible assets, the recoverability of goodwill, the realizability of deferred tax assets, stock-based compensation, the likelihood of material loss as a result of loss contingencies, customer lives used for revenue recognition, the allowance for doubtful accounts and inventory reserves, and calculation of insurance reserves.  The inputs into certain of these estimates and assumptions include the consideration of the economic impact of the COVID-19 pandemic. Actual results may differ materially from estimates. As the impact of the COVID-19 pandemic continues to develop, many of these estimates could require increased judgment and carry a higher degree of variability and volatility, and may change materially in future periods.

2. RECENT ACCOUNTING STANDARDS

Recent Accounting Pronouncements Adopted

Internal-Use Software

In August 2018, the Financial Accounting Standards Boards (“FASB”) issued Accounting Standards Update (“ASU”) 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, to provide guidance on implementation costs incurred in a cloud computing arrangement (“CCA”) that is a service contract. ASU 2018-15 aligns the accounting for such costs with the guidance on capitalizing costs associated with developing or obtaining internal-use software. Specifically, ASU 2018-15 amends ASC 350, Intangibles–Goodwill and Other, to include in its scope implementation costs of a CCA that is a service contract and clarifies that a customer should apply ASC 350-40 to determine which implementation costs should be capitalized in such a CCA. ALJ adopted ASU 2018-15 on October 1, 2021. The impact of ASU 2018-15 on ALJ’s consolidated financial statements and related disclosures was not material.

Debt with Conversion and Other Options

In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ALJ adopted ASU 2020-06 on October 1, 2021 using the full retrospective basis. The impact of ASU 2020-06 on ALJ’s consolidated financial statements and related disclosures was not material.

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

Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The new guidance requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, as if it had originated the contracts. This approach differs from the current requirement to measure contract assets and contract liabilities acquired in a business combination at fair value. ASU 2021-08 will be effective for ALJ on October 1, 2023. The adoption impact of the new standard will depend on the magnitude of future acquisitions. The standard will not impact acquired contract assets or liabilities from business combinations occurring prior to the adoption date.

3. REVENUE RECOGNITION

Disaggregation of Revenue

Revenue by contract type was as follows for the three months ended December 31, 2021 and 2020:

	Three Months Ended December 31,
(in thousands)	2021	2020
Faneuil:
Healthcare	$33,501	$38,843
Transportation	25,282	20,095
Utility	13,161	13,064
Government	1,924	12,529
Other	911	1,438
Total Faneuil	$74,779	$85,969
Phoenix:
Publisher
MSA	$21,021	$19,114
Non-MSA	5,034	4,193
Commercial
MSA	188	90
Non-MSA	2,060	1,771
Total Phoenix	$28,303	$25,168
Total consolidated revenue, net	$103,082	$111,137

Substantially all of Faneuil revenue is recognized over time and substantially all of Phoenix revenue is recognized at a point in time.

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Contract Assets and Liabilities

The following table provides information about consolidated contract assets and contract liabilities at the end of each reporting period:

	December 31,	September 30,
(in thousands)	2021	2021
Contract assets:
Unbilled revenue (1)	$642	$1,169
Total contract assets	$642	$1,169
Contract liabilities:
Deferred revenue	$2,506	$4,422
Accrued rebates and material rights (2)	4,526	3,145
Total contract liabilities	$7,032	$7,567

(1)

Included in prepaid expenses and other current assets. Unbilled revenue represents rights to consideration for services provided when the right is conditioned on something other than passage of time (for example, meeting a milestone for the right to bill under the cost-to-cost measure of progress). Unbilled revenue is transferred to accounts receivable when the rights become unconditional.

(2)	Included in accrued expenses.

The following table provides changes in consolidated contract assets and contract liabilities from September 30, 2021 to December 31, 2021:

(in thousands)	Contract Assets	Contract Liabilities
Balance, September 30, 2021	$1,169	$7,567
Additions to contract assets	574	—
Transfer from contract assets to accounts receivable	(1,101)	—
Revenue recognized	—	(5,200)
Accrued rebates	—	1,381
Cash received from customer	—	3,284
Balance, December 31, 2021	$642	$7,032

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

During the three months ended December 31, 2021, the Company did not incur any costs to obtain a contract. During the three months ended December 31, 2020, the Company capitalized $0.1 million of costs to obtain a contract. During both the three months ended December 31, 2021 and 2020, the Company amortized $0.1 million of these costs, which was included in selling, general, and administrative expense. The net book value of costs to obtain a contract was $0.2 million on December 31, 2021, of which $0.1 million was in prepaid expenses and other current assets, and $0.1 million was in other assets. The net book value of costs to obtain a contract was $0.2 million on September 30, 2021, of which $0.1 million was in prepaid expenses and other current assets, and $0.1 million was in other assets.

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

During the three months ended December 31, 2021 and 2020, the Company capitalized $2.2 million and $6.0 million, respectively, of costs to fulfill a contract. The amortization of costs to fulfill contracts, which comprise set-up/transition activities, for the three months ended December 31, 2021 and 2020 was $3.3 million and $4.4 million, respectively. The net book value of the costs to fulfill a contract on December 31, 2021 totaled $1.8 million of which $1.4 million was in prepaid expenses and other current assets, and $0.4 million was in other assets. The net book value of the costs to fulfill a contract on September 30, 2021 totaled $2.9 million, of which $0.5 million was in prepaid expenses and other current assets, and $2.4 million was in other assets.

Capitalized costs to obtain and fulfill a contract are periodically reviewed for impairment. ALJ did not incur any impairment losses during the three months ended December 31, 2021 or 2020.

4. CARPETS DIVESTITURE

As previously discussed in Note 1, ALJ sold Carpets during February 2021.

The following table presents information regarding certain components of loss from discontinued operations, net of income taxes:

Three Months Ended
(in thousands)	December 31, 2020
Net revenue	$8,693
Operating loss	(202)
Loss before income taxes	(202)
Income tax expense	1
Loss from discontinued operations, net of income taxes	(203)

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents certain components of cash flows of discontinued operations:

Three Months Ended
(in thousands)	December 31, 2020
Operating activities
Depreciation and amortization expense	$125
Provision for obsolete inventory	14
Changes in operating assets and liabilities:
Accounts receivable, net	773
Inventories, net	(10)
Prepaid expenses, collateral deposits, and other current assets	(194)
Other assets and liabilities, net	218
Investing activities
Capital expenditures	(7)

5. CONCENTRATION RISKS

Cash

The Company maintains its cash balances in accounts, which, at times, may exceed federally insured limits. The Company has not experienced any loss in such accounts and believes there is little exposure to any significant credit risk.

Major Customers and Accounts Receivable

ALJ Consolidated.  The percentages of ALJ consolidated net revenue derived from its significant customers were as follows:

	Three Months Ended December 31,
	2021	2020
Customer A	11.5%	**
Customer B	**	10.1%

**	Less than 10% of ALJ consolidated net revenue.

Faneuil. The percentages of Faneuil net revenue derived from its significant customers were as follows:

	Three Months Ended December 31,
	2021	2020
Customer A	15.8%	**
Customer B	12.1	13.0%
Customer C	11.1	**

**	Less than 10% of Faneuil net revenue.

Accounts receivable from significant customers during the three months ended December 31, 2021 totaled $23.2 million on December 31, 2021. As of December 31, 2021, all Faneuil accounts receivable were unsecured. The risk with respect to accounts receivable is mitigated by credit evaluations performed on customers and the short duration of payment terms extended to customers.

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Phoenix. The percentages of Phoenix net revenue derived from its significant customers were as follows:

	Three Months Ended December 31,
	2021	2020
Customer A	24.0%	19.5%
Customer B	22.6	23.9
Customer C	10.3	14.7

Accounts receivable from significant customers during the three months ended December 31, 2021 totaled $3.9 million on December 31, 2021. As of December 31, 2021, all Phoenix accounts receivable were unsecured. The risk with respect to accounts receivable is mitigated by credit evaluations performed on customers and the short duration of payment terms extended to most customers.

Supplier Risk

ALJ has only one segment, Phoenix, that purchases inventory. Phoenix had suppliers that represented more than 10% of both Phoenix and consolidated ALJ inventory purchases as follows:

	Three Months Ended December 31,
	2021	2020
Supplier A	19.7%	21.3%
Supplier B	**	11.1

**	Less than 10% of both Phoenix and consolidated ALJ inventory purchases.

If these suppliers were unable to provide materials on a timely basis, Phoenix management believes alternative suppliers could provide the required supplies with minimal disruption to the business.

6. COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

Accounts Receivable, Net

The following table summarizes accounts receivable at the end of each reporting period:

	December 31,	September 30,
(in thousands)	2021	2021
Accounts receivable	$58,345	$68,450
Unbilled receivables	1,569	205
Accounts receivable	59,914	68,655
Less: allowance for doubtful accounts	(83)	(83)
Accounts receivable, net	$59,831	$68,572

Inventories, Net

The following table summarizes inventories at the end of each reporting period:

	December 31,	September 30,
(in thousands)	2021	2021
Raw materials	$5,747	$5,941
Semi-finished goods/work in process	1,716	1,691
Finished goods	61	94
Inventories	7,524	7,726
Less: allowance for obsolete inventory	(19)	(72)
Inventories, net	$7,505	$7,654

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Property and Equipment

The following table summarizes property and equipment at the end of each reporting period:

	December 31,	September 30,
(in thousands)	2021	2021
Machinery and equipment	$39,543	$39,837
Leasehold improvements	29,436	30,849
Building and improvements	16,874	16,874
Computer and office equipment	16,546	23,575
Software	11,868	16,533
Land	9,267	9,267
Furniture and fixtures	5,867	7,749
Construction and equipment in process	2,964	1,376
Vehicles	360	360
Property and equipment	132,725	146,420
Less: accumulated depreciation and amortization	(70,928)	(82,490)
Property and equipment, net	$61,797	$63,930

Property and equipment depreciation and amortization expense, including amounts related to finance leased assets, was $4.3 million and $3.8 million for the three months ended December 31, 2021 and 2020, respectively.

Intangible Assets

The following tables summarize identified intangible assets at the end of each reporting period:

			December 31, 2021
(in thousands)	Weighted Average Original Life (Years)	Weighted Average Remaining Life (Years)	Gross	Accumulated Amortization	Net
Customer relationships	12.0	5.2	$33,590	$(19,323)	$14,267
Trade names	27.6	21.9	10,240	(2,703)	7,537
Supply agreements	11.9	8.8	7,610	(3,237)	4,373
Technology	8.0	5.6	3,400	(1,027)	2,373
Non-compete agreements	6.6	3.9	1,550	(638)	912
Totals			$56,390	$(26,928)	$29,462

			September 30, 2021
(in thousands)	Weighted Average Original Life (Years)	Weighted Average Remaining Life (Years)	Gross	Accumulated Amortization	Net
Customer relationships	12.0	5.4	$33,590	$(18,621)	$14,969
Trade names	27.6	22.1	10,240	(2,604)	7,636
Supply agreements	11.9	9.0	7,610	(3,055)	4,555
Technology	8.0	5.8	3,400	(921)	2,479
Non-compete agreements	6.6	4.1	1,550	(578)	972
Totals			$56,390	$(25,779)	$30,611

Intangible asset amortization expense was $1.1 million and $1.3 million for the three months ended December 31, 2021 and 2020, respectively.

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents expected future amortization expense as of December 31, 2021:

(in thousands)	Estimated Future Amortization
Fiscal 2022 (remaining)	$3,447
Fiscal 2023	4,596
Fiscal 2024	4,457
Fiscal 2025	4,144
Fiscal 2026	3,475
Thereafter	9,343
Total	$29,462

Accrued Expenses

The following table summarizes accrued expenses at the end of each reporting period:

	December 31,	September 30,
(in thousands)	2021	2021
Accrued compensation and related taxes	$11,640	$14,484
Rebates payable	4,526	3,145
Acquisition contingent consideration	2,500	2,500
Legal	2,000	2,000
Bank overdraft	1,738	1,366
Medical and benefit-related payables	1,325	1,198
Other	426	1,275
Accrued board of director fees	263	131
Interest payable	192	112
Total accrued expenses	$24,610	$26,211

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

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7. LOSS PER SHARE

The following table summarizes basic and diluted loss per share of common stock for each period presented:

	Three Months Ended December 31,
(in thousands, except per share amounts)	2021	2020
Net loss from continuing operations	$(9,392)	$(1,884)
Net loss from discontinued operations, net of income taxes	—	(203)
Net loss	$(9,392)	$(2,087)
Loss per share of common stock–basic and diluted:
Continuing operations	(0.22)	(0.04)
Discontinued operations	—	—
Net loss per share (1)	(0.22)	(0.05)
Weighted average shares of common stock outstanding– basic and diluted	42,407	42,318
Anti-dilutive shares excluded from diluted net loss per share calculation:
Convertible debt	11,158	10,933
Warrants	1,611	2,908
Employee stock option grants	1,410	1,465
Total	14,179	15,306

(1)	Amounts may not add due to rounding.

8. DEBT

ALJ’s components of debt and the respective interest rate at the end of each reporting period were as follows:

	December 31, 2021		September 30, 2021
(in thousands)	Interest Rate	Balance	Interest Rate	Balance
Line of credit:
Amended PNC Revolver	5.25%	$11,525	5.25%	$5,490
Amended PNC Revolver LIBOR	4.00	—	4.00	—
Line of credit, net of deferred loan costs		$11,525		$5,490
Current portion of term loans:
Current portion of Blue Torch Term Loan	8.50	$3,800	8.50	$3,800
Less: deferred loan costs		(1,166)		(1,108)
Current portion of term loans, net of deferred loan costs		$2,634		$2,692
Term loans, less current portion:
Blue Torch Term Loan, less current portion	8.50	$89,300	8.50	$90,250
Convertible Promissory Notes	8.25	6,026	8.25	6,026
Less: deferred loan costs		(2,654)		(2,792)
Term loans, less current portion, net of deferred loan costs		$92,672		$93,484

Total line of credit and term loans		$106,831		$101,666

Term Loan

In June 2021, ALJ replaced its existing debt by entering into a new term loan (“Blue Torch Term Loan”) with Blue Torch Finance, LLC for an aggregate principal amount of $95.0 million. The Blue Torch Term Loan, which matures on June 29, 2025, requires annual principal payments of $3.8 million paid in equal quarterly installments on the last business day of each fiscal quarter. The Blue Torch Term Loan bears interest at a floating rate based on the London Interbank Offered Rate (“LIBOR”), subject to a minimum of 1.75% per year, plus an applicable margin of 6.75% per year.

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Subject to certain exceptions, the Blue Torch Term Loan is secured by substantially all of the Company’s assets, includes customary representations, warranties and covenants, including, among other things, restrictions on ALJ’s ability to incur additional indebtedness, dispose of assets, incur liens, make investments, pay dividends or other distributions, and enter into certain transactions with their affiliates, in each case subject to specified exceptions.

Subject to certain exceptions, the Blue Torch Term Loan has a prepayment penalty of 3.00%, 2.00%, and 1.00% of the outstanding principal balance if ALJ prepays the loan during year one, year two, and year three, respectively.

Credit Facility

In connection with the Blue Torch Term Loan, ALJ amended and restated in its entirety its existing credit facility (“Amended PNC Revolver”). The Amended PNC Revolver provides for total borrowing capacity of $32.5 million, which includes (i) revolving borrowings, and (ii) the issuance of letters of credit.  The letters of credit have a sublimit of $15.0 million. The Amended PNC Revolver matures June 29, 2025.

Amounts outstanding under the Amended PNC Revolver bear interest at a floating rate based on (i) the highest of (a) 2.75% per year, (b) the Federal Funds Open Rate plus 0.50% per year, (c) the LIBOR plus 1.00% per year, or (d) the prime lending rate of PNC, plus (ii) an applicable margin. The applicable margin is either 2.00% or 3.00% per year depending on whether or not ALJ meets certain debt covenant criteria set forth in the Amended PNC Revolver, respectively.

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

Subject to certain exceptions, the Amended PNC Revolver has a prepayment penalty of 1.00%, 0.50%, and 0.25% of the total outstanding commitment, $32.5 million, if ALJ prepays the loan during year one, year two, and year three, respectively.

On December 31, 2021, ALJ had an unused borrowing capacity of $17.4 million.

Convertible Promissory Notes

In June 2021, ALJ issued convertible promissory notes in an aggregate principal amount of $6.0 million (the “Convertible Promissory Notes”) to two investors, including ALJ’s Chief Executive Officer and Chairman of the Board, Jess Ravich.

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

Financial Covenant Compliance

The Blue Torch Term Loan and the Amended PNC Revolver include certain financial covenants. As of December 31, 2021, ALJ was in compliance with all financial covenants.

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Estimated Future Minimum Principal Payments

Estimated future minimum principal payments for the Blue Torch Term Loan and the Convertible Promissory Notes are as follows (in thousands):

Year Ending December 31,	Line of Credit	Blue Torch Term Loan	Convertible Promissory Notes	Total
2022	$—	$3,800	$—	$3,800
2023	—	3,800	6,026	9,826
2024	—	3,800	—	3,800
2025*	11,525	81,700	—	93,225
Total	$11,525	$93,100	$6,026	$110,651

*	The majority of this amount is the final balloon payment due on June 29, 2025.

9. COMMITMENTS AND CONTINGENCIES

Employment Agreements

ALJ maintains employment agreements with certain key executive officers that provide for a base salary and an annual bonus, with annual bonus amounts to be determined by the Board of Directors or the Chief Executive Officer. The agreements also provide for involuntary termination payments, which include base salary, performance bonus, medical premiums, stock options, non-competition provisions, and other terms and conditions of employment. On December 31, 2021, contingent termination payments related to base salary and medical premiums totaled $1.1 million.

Surety Bonds

As part of Faneuil’s normal course of operations, certain customers require surety bonds guaranteeing the performance of a contract. On December 31, 2021, the face value of such surety bonds, which represents the maximum cash payments that Faneuil’s surety would be obligated to pay under certain circumstances of non-performance, was $41.8 million. To date, Faneuil has not made any non-performance payments to any of its sureties.

Letters of Credit

The Company had letters of credit totaling $3.5 million outstanding on December 31, 2021.

Litigation, Claims, and Assessments

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

Other Litigation

The Company has been named in, and from time to time may become named in, various other lawsuits or threatened actions that are incidental to its ordinary business. Litigation is inherently unpredictable. Any claims against the Company, whether meritorious or not, could be time-consuming, cause the Company to incur costs and expenses, require significant amounts of management time and result in the diversion of significant operational resources. The results of these lawsuits and actions cannot be predicted with certainty. The Company concluded as of December 31, 2021 that the ultimate resolution of these matters (including the matters described above) will not have a material adverse effect on the Company’s business, consolidated financial position, results of operations or cash flows.

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

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents the location of the ROU assets and liabilities in the Consolidated Balance Sheet and ALJ’s weighted-average lease term and discount rate:

(dollars in thousands)	December 31, 2021	September 30, 2021
Finance Leases:
Property and equipment, at cost	$1,575	$1,575
Less accumulated amortization	(1,198)	(977)
Property and equipment, net	$377	$598
Finance lease obligations, current portion	$776	$765
Finance lease obligations, less current portion	134	332
Total finance lease liabilities	$910	$1,097
Operating Leases:
Operating lease right-of-use assets	$28,441	$29,048
Operating lease obligations - current installments	$4,776	$4,722
Operating lease obligations, less current installments	31,843	32,767
Total operating lease obligations	$36,619	$37,489
Weighted average remaining lease term (years):
Finance	1.1	1.1
Operating	6.7	6.7
Weighted average discount rate:
Finance	6.0%	6.0%
Operating	10.6%	10.6%

The following table presents the components of lease cost and the location of such cost in ALJ’s Consolidated Statements of Operations:

		Three Months Ended December 31,
(in thousands)	Statement of Operations Location	2021	2020
Finance Leases:
Amortization of finance lease assets	Selling, general, and administrative expense	$221	$312
Amortization of finance lease assets	Cost of revenue	—	114
Interest on finance lease liabilities	Interest expense	15	52
Total finance lease cost		236	478
Operating Leases:
Operating lease cost	Selling, general, and administrative expense	1,679	1,757
Operating lease cost	Cost of revenue	255	319
Variable lease cost	Selling, general, and administrative expense	355	222
Short-term lease cost	Selling, general, and administrative expense	—	9
Total operating lease cost		2,289	2,307
Total lease cost		$2,525	$2,785

The following table presents supplemental cash flow information related to leases:

(In thousands)	Three Months Ended December 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for finance leases	$15	$52
Operating cash flows used for operating leases - continuing operations	1,227	1,241
Financing cash flows used for finance leases	202	775
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	411	—

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Maturities of lease liabilities as of December 31, 2021 are as follows (in thousands):

Year Ending December 31,	Finance Leases	Operating Leases
2022	$810	$8,366
2023	135	7,798
2024	—	6,936
2025	—	6,913
2026	—	6,712
Thereafter	—	15,030
Total lease payments	945	51,755
Less: imputed interest	(35)	(15,136)
Total present value of lease payments	$910	$36,619

Reported as of December 31, 2021
Current	$776	$4,776
Non-current	134	31,843
Total	$910	$36,619

11. EQUITY

Common Stock

ALJ issued less than 0.1 million shares of common stock upon the cashless exercise of stock options during both the three months ended December 31, 2021 and 2020.

Preferred Stock

In August 2018, ALJ shareholders approved the amendment and restatement of ALJ’s Restated Certificate of Incorporation to eliminate the preferred stock and authorize the issuance of 5.0 million shares of blank check preferred stock. ALJ had no preferred stock outstanding on December 31, 2021 or September 30, 2021.

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

The 2016 Plan is administered by ALJ’s Compensation, Nominating and Corporate Governance Committee (“Committee”) of the Board.  The maximum aggregate number of common stock shares that may be granted under the 2016 Plan is 2.0 million. The 2016 Plan generally provides for the grant of qualified or nonqualified stock options, restricted stock and restricted stock units, unrestricted stock, stock appreciation rights, performance awards and other awards.  The Committee has full discretion to set the vesting criteria.  The exercise price of a stock option may not be less than 100% of the fair market value of ALJ’s common stock on the date of grant. The 2016 Plan prohibits the repricing of outstanding stock options without prior shareholder approval. The term of stock options granted under the 2016 Plan may not exceed ten years.  Awards are subject to accelerated vesting upon a change in control in the event the acquiring company does not assume the awards. The Board may amend, alter, or discontinue the 2016 Plan, but shall obtain shareholder approval of any amendment as required by applicable law or stock exchange listing requirements. As of December 31, 2021, there were 1.4 million options available for future grant under the 2016 Plan.

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Stock-Based Compensation.

The following table sets forth the total stock-based compensation expense included in selling, general, and administrative expense on the Statements of Operations:

	Three Months Ended December 31,
(in thousands)	2021	2020
Stock options	$44	$17
Common stock awards	27	31
Total stock-based compensation expense	$71	$48

On December 31, 2021, ALJ had $0.1 million of total unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of approximately 2.7 years.

Stock Option Awards.

ALJ issued 200,000 options during the three months ended December 31, 2021.  The fair value of the options was $0.1 million using the following assumptions: expected option life of 6.2 years, volatility of 56.46%, dividend yield of 0.00%, and annual risk-free interest rate of 1.18%.

ALJ had no option grants during the three months ended December 31, 2020.

Common Stock Awards. Members of ALJ’s Board of Directors receive a director compensation package that includes an annual common stock award. In connection with such awards, ALJ recorded stock-based compensation expense of less than $0.1 million for both the three months ended December 31, 2021 and 2020.

Common Stock Options and Warrants Outstanding on December 31, 2021

On December 31, 2021, ALJ had 1.4 million stock options with a weighted average exercise price of $3.48 outstanding and warrants exercisable to purchase 1.6 million shares of common stock with a weighted average exercise price of $0.56 outstanding.

The “intrinsic value” of options is the excess of the value of ALJ stock over the exercise price of such options. The total intrinsic value of options outstanding (of which all are vested or expected to vest) and the total intrinsic value of options exercisable was $0.1 million on December 31, 2021.

12. INCOME TAX

ALJ recorded a provision for income taxes of $0.4 million and $0.3 million for the three months ended December 31, 2021 and 2020, respectively. ALJ’s effective tax rate for the three months ended December 31, 2021 was (4.0%), as a result of generating state taxable income, offset by changes to the valuation allowance recorded against net deferred tax assets. ALJ’s effective tax rate for the three months ended December 31, 2020 was (16.0%), which was also due to generating state taxable income, offset by changes to the valuation allowance recorded against net deferred tax assets. The increase in ALJ’s effective tax rate was attributable to an increase in forecasted operating losses, as well as changes to the valuation allowance recorded against net deferred tax assets.

ALJ recorded a provision for income taxes for discontinued operations of less than $0.1 million during the three months ended December 31, 2020.

13. RANSOMWARE INCIDENT

On August 18, 2021, Faneuil detected a ransomware attack (“Security Event”) that accessed and encrypted certain files on certain servers utilized by Faneuil in the provision of its call center services.

Promptly upon detection of the Security Event, Faneuil launched an investigation, engaged legal counsel and other incident response professionals, and notified law enforcement. Faneuil immediately implemented a series of containment and remediation measures to

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

address this situation and reinforce the security of its information technology systems. Faneuil worked with industry-leading cybersecurity professionals to immediately respond to the threat, defend its information technology systems, and conduct remediation.

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

As a result of the Security Event, Faneuil incurred expenses of approximately $0.2 million, recorded in selling, general, and administrative expense during the three months ended December 31, 2021. As of December 31, 2021, Faneuil’s insurance recovery receivable was approximately $1.1 million, included with other current assets on the Consolidated Balance Sheet, for amounts that are considered probable for recovery. The insurance proceeds are expected to be received before March 31, 2022.

Should Faneuil expect to receive additional insurance recoveries, above the $1.1 million insurance recovery receivable on December 31, 2021, they will be recorded when considered probable for recovery.

14. REPORTABLE SEGMENTS AND GEOGRAPHIC INFORMATION

Reportable Segments

As discussed in Note 1, ALJ has organized its business along two reportable segments (Faneuil and Phoenix), together with a corporate group for certain support services. ALJ’s operating segments are aligned on the basis of products, services, and industry. The Chief Operating Decision Maker (“CODM”) is ALJ’s Chief Executive Officer. The CODM manages the business, allocates resources to, and assesses the performance of each operating segment using information about its net revenue and segment adjusted EBITDA. ALJ defines segment adjusted EBITDA as segment net loss before depreciation and amortization, interest expense, net, acquisition/disposition-related expenses, restructuring and cost reduction initiatives, Security Event expenses, stock-based compensation, gain on disposal of assets, net, bank fees accreted to term loans, loan amendment expenses, and provision for income taxes. Such amounts are detailed in ALJ’s segment reconciliation below. The accounting policies for segment reporting are the same as for ALJ as a whole.

The following tables present ALJ’s segment information for the three months ended December 31, 2021 and 2020:

	Three Months Ended December 31, 2021
(in thousands)	Faneuil	Phoenix	ALJ	Consolidated
Net revenue	$74,779	$28,303	$—	$103,082
Segment adjusted EBITDA - continuing operations	$(1,816)	$5,121	$(1,438)	$1,867
Depreciation and amortization				(5,430)
Interest expense, net				(2,705)
Acquisition/disposition-related expenses				(2,388)
Provision for income taxes				(396)
Security Event expenses				(168)
Restructuring and cost reduction initiatives				(75)
Stock-based compensation				(71)
Loss on disposal of assets, net				(26)
Net loss				$(9,392)

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three Months Ended December 31, 2020
(in thousands)	Faneuil	Phoenix	ALJ	Consolidated
Net revenue	$85,969	$25,168	$—	$111,137
Segment adjusted EBITDA - continuing operations	$3,637	$4,047	$(1,241)	$6,443
Depreciation and amortization				(5,032)
Interest expense, net				(2,582)
Bank fees accreted to term loans				(300)
Benefit from income taxes				(292)
Loan amendment expenses				(88)
Restructuring and cost reduction initiatives				(52)
Stock-based compensation				(48)
Gain on disposal of assets, net				67
Net loss from continuing operations				(1,884)
Net loss from discontinued operations				(203)
Net loss				$(2,087)

Geographic Information

Substantially all of the Company’s assets were located in the United States. Substantially all of the Company’s revenue was earned in the United States.

Depreciation and amortization, interest expense, net, restructuring and cost reduction initiatives, bank fees accreted to term loans, loan amendment expenses, Security Event expenses, stock-based compensation, gain on disposal of assets, net, and benefit from income taxes.

15. SUBSEQUENT EVENT

Stock Purchase Agreement

On February 3, 2022, ALJ entered into a stock purchase agreement (the “Stock Purchase Agreement”) with LSC Communications Book LLC, a Delaware limited liability company (“Purchaser”), and Phoenix, ALJ’s wholly owned subsidiary. Purchaser has agreed, subject to the terms and conditions set forth in the Stock Purchase Agreement, to acquire all of the outstanding shares of common stock of Phoenix (the “Sale Transaction”). If the closing date of the Sale Transaction is on or before April 15, 2022, the purchase price to be paid at closing is approximately $134.8 million. If the closing date is after April 15, 2022 but on or before May 15, 2022, the purchase price will be decreased by $1.0 million, and if the closing date is after May 15, 2022, the purchase price will be decreased by an additional $1.0 million. Concurrently with the execution of the Stock Purchase Agreement, the Purchaser and Jess Ravich, the Company’s Chief Executive Officer and largest stockholder, entered into a voting and support agreement pursuant to which Mr. Ravich agreed, subject to the terms and conditions set forth therein, to vote all shares of the Company’s common stock beneficially owned by him in favor of the Sale Transaction and against any competing transaction proposal.

The completion of the Sale Transaction is subject to certain customary closing conditions, including, among others, (a) the expiration of the waiting period applicable to the Sale Transaction under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (b) the accuracy of the parties’ respective representations and warranties in the Stock Purchase Agreement, subject to specified materiality qualifications, (c) compliance by the parties with their respective covenants in the Stock Purchase Agreement in all material respects, (d) the absence of a Material Adverse Effect (as defined in the Stock Purchase Agreement), (e) the approval by ALJ stockholders of the Sale Transaction, and (f) no order being brought to enjoin the consummation of the Sale Transaction. Consummation of the Sale Transaction is not subject to a financing condition. The Stock Purchase Agreement also contains representations, warranties, covenants and indemnities that are customary for transactions of this type. ALJ, Purchaser, and Phoenix may terminate the Stock Purchase Agreement under certain specified circumstances, including, among others, if the Sale Transaction is not consummated by June 15, 2022.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided in addition to the accompanying condensed consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition and cash flows. MD&A is organized as follows:

•	Overview. Discussion of our business and overall analysis of financial and other highlights affecting us to provide context for the remainder of MD&A.
•	Results of Operations. An analysis comparing our financial results for the three months ended December 31, 2021 to the three months ended December 31, 2020.
•

Liquidity and Capital Resources. An analysis comparing our cash flows for the three months ended December 31, 2021 to the three months ended December 31, 2020, and discussion of our financial condition and liquidity.

•	Contractual Obligations. Discussion of contractual obligations on December 31, 2021.
•	Off-Balance Sheet Arrangements. Discussion of off-balance sheet arrangements on December 31, 2021.
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

We continue to see our business evolve as we execute our strategy of buying attractively valued assets and selling existing assets when advantageous. In analyzing the financial impact of any potential acquisition, we focus on earnings, operating margin, cash flow and return on invested capital targets. We hire successful and experienced management teams to run each of our operating companies and incentivize them to drive higher profits. We are focused on increasing our net revenue at each of our operating subsidiaries by investing in sales and marketing, expanding into new products and markets, and evaluating and executing on tuck-in acquisitions, while continually examining our cost structures to drive higher profits.

In January 2021, we entered into a Purchase and Sale Agreement (“PSA”), by and among ALJ, Superior Interior Finishes, LLC, a Nevada limited liability company (“Purchaser” or “Superior”) and Carpets, pursuant to which ALJ agreed to sell 100% of the membership interests of Carpets to the Purchaser for an aggregate purchase price of $0.5 million (the “Purchase Price”) in cash (the “Transaction”). At the time of the PSA, Superior was 100% owned by Steve Chesin, the Chief Executive Officer of Carpets. ALJ entered into the PSA because its Carpets business segment had been deemed a non-core holding and had underperformed over the past several years.  The Transaction, which was approved by a committee of the Board comprised solely of certain independent directors of the Company, closed in February 2021. As such, the results of operations, assets, liabilities, and cashflows of Carpets were classified as discontinued operations in ALJ’s financial statements for the three months ended December 31, 2020. See “Part I, Item 1 - Financial Statements – Note 4. Divestitures – Carpets Divestiture” for additional information about the divestiture of Carpets.

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

In December 2021, we entered into a definitive agreement to sell the assets of Faneuil’s tolling and transportation vertical and health benefit exchange vertical (the “Asset Sale”) for a purchase price to be paid at closing of $140.0 million, less an indemnification escrow amount of approximately $15.0 million. Faneuil is also eligible to receive additional earn-out payments based upon the performance of certain customer agreements in an aggregate amount of up to $25.0 million based upon the performance of certain customer agreements. The completion of the Asset Sale is subject to certain closing conditions, including, among others, the receipt of certain requisite consents from customers and landlords.

On February 3, 2022, ALJ entered into a stock purchase agreement (the “Stock Purchase Agreement”) with LSC Communications Book LLC, a Delaware limited liability company (“Purchaser”), and Phoenix, ALJ’s wholly owned subsidiary. Purchaser has agreed, subject to the terms and conditions set forth in the Stock Purchase Agreement, to acquire all of the outstanding shares of common stock of Phoenix (the “Sale Transaction”). If the closing date of the Sale Transaction is on or before April 15, 2022, the purchase price to be paid at closing is approximately $134.8 million. If the closing date is after April 15, 2022 but on or before May 15, 2022, the purchase price will be decreased by $1.0 million, and if the closing date is after May 15, 2022, the purchase price will be decreased by an additional $1.0 million. Concurrently with the execution of the Stock Purchase Agreement, the Purchaser and Jess Ravich, the Company’s Chief Executive Officer and largest stockholder, entered into a voting and support agreement pursuant to which Mr. Ravich agreed, subject to the terms and conditions set forth therein, to vote all shares of the Company’s common stock beneficially owned by him in favor of the Sale Transaction and against any competing transaction proposal.

The completion of the Sale Transaction is subject to certain customary closing conditions, including, among others, (a) the expiration of the waiting period applicable to the Sale Transaction under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (b) the accuracy of the parties’ respective representations and warranties in the Stock Purchase Agreement, subject to specified materiality qualifications, (c) compliance by the parties with their respective covenants in the Stock Purchase Agreement in all material respects, (d) the absence of a Material Adverse Effect (as defined in the Stock Purchase Agreement), (e) the approval by ALJ stockholders of the Sale Transaction, and (f) no order being brought to enjoin the consummation of the Sale Transaction. Consummation of the Sale Transaction is not subject to a financing condition. The Stock Purchase Agreement also contains representations, warranties, covenants and indemnities that are customary for transactions of this type. ALJ, Purchaser, and Phoenix may terminate the Stock Purchase Agreement under certain specified circumstances, including, among others, if the Sale Transaction is not consummated by June 15, 2022.

Three Months Ended December 31, 2021 Compared to Three Months Ended December 31, 2020

The following table sets forth certain Condensed Consolidated Statements of Operations data in dollars and as a percentage of net revenue for each period as follows:

	Three Months Ended December 31, 2021		Three Months Ended December 31, 2020
		% of		% of
(in thousands, except per share amounts)	Dollars	Net Revenue	Dollars	Net Revenue
Net revenue (1)
Faneuil	$74,779	72.5%	$85,969	77.4%
Phoenix	28,303	27.5	25,168	22.6
Consolidated net revenue	103,082	100.0	111,137	100.0
Cost of revenue (2)
Faneuil	67,525	90.3	73,877	85.9
Phoenix (3)	21,639	76.5	19,282	76.6
Consolidated cost of revenue	89,164	86.5	93,159	83.8
Selling, general, and administrative expense (2)
Faneuil	9,313	12.5	8,481	9.9
Phoenix	3,052	10.8	3,152	12.5
ALJ	3,897	—	1,675	—
Consolidated selling, general, and administrative expense	16,262	15.8	13,308	12.0
Depreciation and amortization expense (2)
Faneuil	3,385	4.5	3,214	3.7
Phoenix (4)	536	1.9	533	2.1
Consolidated depreciation and amortization expense	3,921	3.8	3,747	3.4
Loss (gain) on disposal of assets, net	26	—	(67)	(0.1)
Total consolidated operating expenses	109,373	106.1	110,147	99.1
Consolidated operating (loss) income	(6,291)	(6.1)	990	0.9
Interest expense	(2,705)	(2.6)	(2,582)	(2.3)
Provision for income taxes	(396)	(3.8)	(292)	(2.6)
Net loss from continuing operations	(9,392)	(9.1)	(1,884)	(1.7)
Net loss from discontinued operations	—	—	(203)	(0.2)
Net loss	$(9,392)	(9.1)	$(2,087)	(1.9)
Loss per share of common stock–basic and diluted	$(0.22)		$(0.05)

(1)	Percentage is calculated as segment net revenue divided by consolidated net revenue.
(2)	Percentage is calculated as a percentage of the respective segment net revenue.
(3)	Includes depreciation expense of $1.5 million and $1.3 million for the three months ended December 31, 2021 and December 31, 2020, respectively.
(4)

Primarily amortization of intangible assets. Total depreciation and amortization expense for Phoenix, including depreciation expense captured in cost of revenue, was $2.0 million and $1.8 million for the three months ended December 31, 2021 and December 31, 2020, respectively.

(5)	Percentage is calculated as a percentage of consolidated net revenue.

Net Revenue

	Three Months Ended December 31,
(in thousands)	2021	2020	$ Change	% Change
Faneuil	$74,779	$85,969	$(11,190)	(13.0)%
Phoenix	28,303	25,168	3,135	12.5
Consolidated net revenue	$103,082	$111,137	$(8,055)	(7.2)%

Faneuil Net Revenue

Faneuil net revenue for the three months ended December 31, 2021 was $74.8 million, a decrease of $11.2 million, or 13.0%, compared to net revenue of $86.0 million for the three months ended December 31, 2020. The decrease was mainly attributable to a $10.6 million reduction driven by the completion of customer contracts and a $0.6 million net decrease in existing customer call volumes.

The following table reflects the amount of Faneuil’s backlog, which represents multi-year contract deliverables, by the year Faneuil expects to recognize such net revenue:

	As of December 31,
(in millions)	2021	2020
Within one year	$206.2	$241.2
Between one year and two years	130.7	170.4
Between two years and three years	84.2	120.6
Between three years and four years	24.1	86.3
Thereafter	14.2	55.2
Total Faneuil backlog	$459.4	$673.7

The decrease in total Faneuil backlog from December 31, 2021 compared to December 31, 2020 was primarily the result of negotiating an early termination of a large unprofitable contract and revenue recognition of contract backlog on December 31, 2020.

Phoenix Net Revenue

Phoenix net revenue for the three months ended December 31, 2021 was $28.3 million, an increase of $3.1 million, or 12.5%, compared to net revenue of $25.2 million for the three months ended December 31, 2020. The increase was primarily attributable to higher component sales primarily related to trade and education.

The following table reflects the amount of Phoenix’s backlog, which represents executed contracts that contain minimum volume commitments over multiple years for future product deliveries, by the year Phoenix expects to recognize such net revenue:

	As of December 31,
(in millions)	2021	2020
Within one year	$72.7	$69.8
Between one year and two years	58.7	64.8
Between two years and three years	43.3	52.6
Between three years and four years	43.3	43.3
Thereafter	41.5	84.9
Total Phoenix backlog	$259.5	$315.4

The decrease in Phoenix backlog on December 31, 2021 compared to December 31, 2020 was primarily driven by product delivery in the normal course of business for purchase orders outstanding on December 31, 2020.

For further discussion of our subsidiaries’ backlog, see “Part II, Item 1A. Risk Factors - Risks Related to our Business Generally and our Common Stock - We may not receive the full amounts estimated under the contracts in our backlog, which could reduce our net revenue in future periods below the levels anticipated. This makes backlog an uncertain indicator of future operating results.”

Cost of Revenue

	Three Months Ended December 31,
(in thousands)	2021	2020	$ Change	% Change
Faneuil	$67,525	$73,877	$(6,352)	(8.6)%
As a percentage of segment net revenue	90.3%	85.9%
Phoenix	21,639	19,282	2,357	12.2
As a percentage of segment net revenue	76.5%	76.6%
Consolidated cost of revenue	$89,164	$93,159	$(3,995)	(4.3)%

Faneuil Cost of Revenue

Faneuil cost of revenue for the three months ended December 31, 2021 was $67.5 million, a decrease of $6.4 million, or 8.6%, compared to cost of revenue of $73.9 million for the three months ended December 31, 2020. The decrease in cost of revenue was a direct result of the decreased net revenue. During the three months ended December 31, 2021, as compared to the three months ended December 31, 2020, cost of revenue as a percentage of segment net revenue increased to 90.3% from 85.9%, respectively, as a result of supplementing Faneuil’s call center workforce with more costly subcontract labor during the three months ended December 31, 2021.

Phoenix Cost of Revenue

Phoenix cost of revenue for the three months ended December 31, 2021 was $21.6 million, an increase of $2.4 million, or 12.2%, compared to cost of revenue of $19.3 million for the three months ended December 31, 2020. During the three months ended December 31, 2021, as compared to the three months ended December 31, 2020, cost of revenue as a percentage of segment net revenue was consistent at 76.5% and 76.6%, respectively. Phoenix experiences normal fluctuations to cost of revenue as a percentage of net revenue as a result of changes to the mix of products sold.  Additionally, certain costs do not fluctuate directly with net revenue.

Selling, General, and Administrative Expense

	Three Months Ended December 31,
(in thousands)	2021	2020	$ Change	% Change
Faneuil	$9,313	$8,481	$832	9.8%
Phoenix	3,052	3,152	(100)	(3.2)
ALJ	3,897	1,675	2,222	132.7
Consolidated selling, general and administrative expense	$16,262	$13,308	$2,954	22.2%

Faneuil Selling, General, and Administrative Expense

Faneuil selling, general, and administrative expense for the three months ended December 31, 2021 was $9.3 million, an increase of $0.8 million, or 9.8%, compared to selling, general, and administrative expense of $8.5 million for the three months ended December 31, 2020. The increase was primarily attributable to higher medical insurance claims under Faneuil’s self-insurance medical plan, somewhat offset by the reduction of performance-based bonuses for selling, general, and administrative personnel. During the three months ended December 31, 2021 compared to the three months ended December 31, 2020, selling, general, and administrative expense as a percentage of segment net revenue increased to 12.5% from 9.9% mostly due to the decrease in net revenue. Certain selling, general, and administrative expenses do not fluctuate directly with net revenue. As such, we expect selling, general, and administrative expense as a percentage of segment net revenue to fluctuate.

Phoenix Selling, General, and Administrative Expense

Phoenix selling, general, and administrative expense for the three months ended December 31, 2021 was $3.1 million, a decrease of $0.1 million, or 3.2%, compared to selling, general, and administrative expense of $3.2 million for the three months ended December 31, 2020. Selling, general, and administrative expense as a percentage of segment net revenue decreased to 10.8% for the three months ended December 31, 2021 from 12.5% for the three months ended December 31, 2020, which was mainly attributable to the increase in net revenue. Certain selling, general, and administrative expenses do not fluctuate directly with net revenue. As such, we expect selling, general, and administrative expense as a percentage of segment net revenue to fluctuate.

ALJ Selling, General, and Administrative Expense

ALJ selling, general, and administrative expense for the three months ended December 31, 2021 was $3.9 million, an increase of $2.2 million, or 132.7%, compared to selling, general, and administrative expense of $1.7 million for the three months ended December 31, 2020.  The increase was mainly attributable to acquisition/disposition-related legal fees. We expect selling, general, and administrative expense to fluctuate in the future as we comply with new and updated SEC reporting requirements.

Depreciation and Amortization Expense

	Three Months Ended December 31,
(in thousands)	2021	2020	$ Change	% Change
Faneuil	$3,385	$3,214	$171	5.3%
Phoenix	536	533	3	0.6
Consolidated depreciation and amortization expense	$3,921	$3,747	$174	4.6%

Faneuil Depreciation and Amortization Expense

Faneuil depreciation and amortization expense was consistent at $3.4 million and $3.2 million for the three months ended December 31, 2021 and December 31, 2020, respectively.  Because certain Faneuil contracts require capital investments, Faneuil depreciation and amortization expense is impacted by the timing of new contracts and the completion of existing contracts.

Phoenix Depreciation and Amortization Expense

Phoenix depreciation and amortization expense consists primarily of amortization of acquisition-related intangible assets. Depreciation and amortization expense was consistent at $0.5 million for both the three months ended December 31, 2021 and December 31, 2020, respectively.

Interest Expense

Interest expense was consistent at $2.7 million and $2.6 million for the three months ended December 31, 2021 and December 31, 2020, respectively. Interest expense was impacted by lower interest rates offset by higher amortization of deferred loan costs, which were both attributable to our debt refinance in June 2021.

Provision for Income Taxes

We recorded a provision for income taxes of $0.4 million and $0.3 million for the three months ended December 31, 2021 and 2020, respectively. Our effective tax rate for the three months ended December 31, 2021 was (4.0%), as a result of generating state taxable income, offset by changes to the valuation allowance recorded against net deferred tax assets. Our effective tax rate for the three months ended December 31, 2020 was (16.0%), which was also due to generating state taxable income, offset by changes to the valuation allowance recorded against net deferred tax assets. The increase in our effective tax rate was attributable to an increase in forecasted operating losses, as well as changes to the valuation allowance recorded against net deferred tax assets.

Net Loss from Discontinued Operations

As a result of the sale of Carpets in February 2021, we had no discontinued operations during the three months ended December 31, 2021, compared to a $0.2 million net loss from discontinued operations during the three months ended December 31, 2020, which was attributable to the operations of Carpets.

Segment Adjusted EBITDA

Segment adjusted EBITDA is a financial measure used by our management and chief operating decision maker (“CODM”) to manage the business, allocate resources, and assess the performance of each operating segment. ALJ defines segment adjusted EBITDA as segment net loss before depreciation and amortization, interest expense, net, acquisition/disposition-related expenses, restructuring and cost reduction initiatives, Security Event expenses, stock-based compensation, gain on disposal of assets, net, bank fees accreted to term loans, loan amendment expenses, and provision for income taxes. The following table summarizes segment adjusted EBITDA.

	Three Months Ended December 31,
(in thousands)	2021	2020	$ Change	% Change
Faneuil	$(1,816)	$3,637	$(5,453)	(149.9)%
Phoenix	5,121	4,047	1,074	26.5
ALJ	(1,438)	(1,241)	(197)	(15.9)
Segment adjusted EBITDA	$1,867	$6,443	$(4,576)	(71.0)%

Faneuil Segment Adjusted EBITDA

Faneuil segment adjusted EBITDA loss was $1.8 million for the three months ended December 31, 2021 compared to segment adjusted EBITDA of $3.6 million for the three months ended December 31, 2020.  Segment adjusted EBITDA decreased $5.5 million, or 149.9%, driven by the wind-down of certain contracts, higher medical insurance claims under Faneuil’s self-insurance medical plan, and the usage of more costly subcontract labor to supplement the call center workforce.

Phoenix Segment Adjusted EBITDA

Phoenix recognized segment adjusted EBITDA of $5.1 million for the three months ended December 31, 2021 compared to $4.0 million for the three months ended December 31, 2020. Segment adjusted EBITDA increased by $1.1 million, or 26.5%, driven by higher sales volumes from book components.

ALJ Segment Adjusted EBITDA

ALJ segment adjusted EBITDA loss for the three months ended December 31, 2021 was ($1.4) million compared to segment adjusted EBITDA loss of ($1.2) million for the three months ended December 31, 2020. ALJ segment adjusted EBITDA loss for three months ended December 31, 2021 was impacted by increased bonus expense.

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

Liquidity and Capital Resources

Historically, our principal sources of liquidity have been cash provided by operations and borrowings under various debt arrangements. On December 31, 2021, our principal sources of liquidity included cash and cash equivalents of $2.1 million and an unused borrowing capacity of $17.4 million on our line of credit. Our principal uses of cash have been for acquisitions, and capital expenditures to support Faneuil’s customers and Phoenix’s increased manufacturing capacity. We anticipate these uses will continue to be our principal uses of liquidity in the future.

Global financial and credit markets have been volatile in recent years and has been further exacerbated by COVID-19 since March 2020. Future adverse conditions of these markets could negatively affect our ability to secure funds or raise capital at a reasonable cost or at all. For additional discussion of our various debt arrangements see Contractual Obligations below.

In summary, our cash flows for each period were as follows:

	Three Months Ended December 31,
(in thousands)	2021	2020
Cash (used for) provided by operating activities	$(2,676)	$3,001
Cash used for investing activities	(2,174)	(2,593)
Cash provided by (used for) financing activities	4,643	(3,878)
Change in cash and cash equivalents	$(207)	$(3,470)

For the three months ended December 31, 2021, we recognized a net loss of $9.4 million, used cash for operating activities of $2.7 million, used cash for investing activities of $2.2 million, and generated cash from financing activities of $4.6 million.

For the three months ended December 31, 2020, we recognized net loss of $2.1 million, generated cash from operating activities of $3.0 million, used cash for investing activities of $2.6 million, and used cash for financing activities of $3.9 million.

Operating Activities

Cash used for operating activities of $2.7 million during the three months ended December 31, 2021 was the result of our $9.4 million net loss, $5.7 million addback of net non-cash expenses, and $1.0 million of net cash provided by changes in operating assets and liabilities. The most significant component of net non-cash expenses was depreciation and amortization expense of $5.4 million. The most significant components of changes in operating assets and liabilities were mostly attributable to the timing of cash receipts from Faneuil’s customers and repayment of 50%, or $4.2 million, of payroll-related taxes, which were deferred in previous reporting periods under the CARES Act.

Cash provided by operating activities of $3.0 million during the three months ended December 31, 2020 was the result of our $2.1 million net loss, $5.6 million addback of net non-cash expenses, and $0.5 million of net cash provided by changes in operating assets and liabilities. The most significant component of net non-cash expenses was depreciation and amortization expense of $5.0 million. The most significant components of changes in operating assets and liabilities were mostly attributable to the timing of Faneuil’s significant new customer implementations and included accounts receivable of $7.8 million, other assets of $1.6 million, and accounts payable of $1.5 million, which used cash. The CARES Act allowed us to defer payment for $8.4 million of payroll-related taxes, of which $4.2 million is recorded in accrued expenses and $4.2 million is recorded in other non-current liabilities at December 31, 2020.

Cash used for operations for the three months ended December 31, 2021, compared to cash provided by operations for the three months ended December 31, 2020, was impacted by the timing of the repayment and deferral of payroll-related taxes under the CARES Act.

Investing Activities

For the three months ended December 31, 2021, our investing activities used $2.2 million of cash, of which $1.7 million was used to upgrade Phoenix’s printer equipment, and $0.5 million was used to purchase computer equipment and software to support Faneuil’s existing customers.

For the three months ended December 31, 2020, our investing activities used $2.6 million of cash, of which $2.5 million was used to purchase equipment, software, and leasehold improvements for Faneuil’s new and existing customers, and $0.1 million was used to purchase capital equipment in the normal course of operations.

Our investing activities during the three months ended December 31, 2021, compared to the three months ended December 31, 2020, were consistent and a result of normal ongoing business.

Financing Activities

For the three months ended December 31, 2021, our financing activities provided $4.6 million of cash as a result of drawing down on our line of credit to pay short-term liabilities, including the repayment of the CARES Act payroll-related taxes discussed above.

For the three months ended December 31, 2020, our financing activities used $3.9 million of cash.  We used $0.5 million to pay down our line of credit, $0.8 million for finance lease payments, and $2.6 million to pay down our term loans.

Cash used for financing activities for the three months ended December 31, 2021 compared to cash provided by financing activities for the three months ended December 31, 2020 was impacted by the payment of short-term liabilities, which required us to draw on our line of credit facility.

Contractual Obligations

The following table summarizes our significant contractual obligations on December 31, 2021, and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments due by Period
		Less Than	One – Three	Four – Five	More than Five
(in thousands)	Total	One Year	Years	Years	Years
Term loan (1)	$93,100	$3,800	$7,600	$81,700	$—
Operating lease obligations (2)	36,619	4,776	10,813	9,999	11,030
Other liabilities (3)	7,709	3,210	4,499	—	—
Convertible Promissory Notes (1)	6,026	—	6,026	—	—
Line of credit (1)	11,525	—	0	11,525	—
Finance lease obligations (1)	910	776	134	—	—
Total contractual cash obligations (4)	$155,889	$12,562	$29,072	$103,224	$11,030

(1)	Refer to “Part I, Item 1. Financial Statements – Note 8. Debt.”
(2)	Refer to “Part I, Item 1. Financial Statements – Note 10. Leases.”
(3)

Amounts represent future cash payments to satisfy our short- and long-term workers’ compensation reserve, short- and long-term acquisition-related deferred and contingent liabilities, and other long-term liabilities recorded on our consolidated balance sheets. It excludes deferred revenue and non-cash items. Short- and long-term acquisition-related deferred and contingent payments are included in the table at total fair value, as defined by generally accepted accounting principles, of $4.7 million. As of December 31, 2021, the total maximum amount of acquisition-related deferred and contingent cash payments was $5.0 million.

(4)

Total excludes contractual obligations already recorded on our consolidated balance sheets as current liabilities, except for the short-term portions of our term loan, short-term portion of acquisition-related deferred and contingent payments, equipment financing agreement, and workers’ compensation reserve.

Off-Balance Sheet Arrangements

On December 31, 2021, we had two types of off-balance sheet arrangements.

Surety Bonds. As part of Faneuil’s normal course of operations, certain customers require surety bonds guaranteeing the performance of a contract. On December 31, 2021, the face value of such surety bonds, which represents the maximum cash payments that Faneuil would have to make under certain circumstances of non-performance, was approximately $41.8 million.

Letters of Credit. ALJ had letters of credit totaling $3.5 million outstanding on December 31, 2021.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with U.S. generally accepted accounting principles, or GAAP, requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses during the reporting period. We regularly evaluate our estimates and assumptions related to the fair value of assets and liabilities, including intangible assets acquired and allocation of purchase price, useful lives, carrying value and recoverability of long-lived and intangible assets, and revenue recognition. Certain accounting policies are considered "critical accounting policies" because they are particularly dependent on estimates made by us about matters that are inherently uncertain and could have a material impact on our consolidated financial statements. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenue, costs and expenses that are not readily apparent from other sources. The actual results experienced by us may differ materially and adversely from our estimates. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected.

For a complete summary of our critical accounting policies, please refer to “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Form 10-K for the fiscal year ended September 30, 2021, filed with the SEC on December 20, 2021 (“Fiscal 2021 Form 10-K”).

For a complete summary of our significant accounting policies, please refer to “Part IV. Exhibits, Financial Statement Schedules –Note 2. Summary of Significant Accounting Policies,” included in our Fiscal 2021 Form 10-K. There have been no changes to our accounting policies during the three months ended December 31, 2021.

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

Risks Related to Faneuil

The closing of Faneuil’s sale of its transportation and healthcare business is subject to various risks and uncertainties, may not be completed in accordance with expected plans or on the currently contemplated terms or timeline, or at all.

On December 21, 2021, we entered into an asset purchase agreement (the “Purchase Agreement”) with, among others, TTEC Government Solutions, LLC (“TTEC”) and Faneuil pursuant to which TTEC has agreed, subject to the terms and conditions set forth in the Purchase Agreement, to acquire the assets of Faneuil’s tolling and transportation vertical and health benefit exchange vertical (the “Asset Sale”) for a purchase price to be paid at closing of $140.0 million, less an indemnification escrow amount of approximately $15.0 million. Faneuil is also eligible to receive additional earn-out payments based upon the performance of certain customer agreements in an aggregate amount of up to $25.0 million. The sale is expected to close by the second fiscal quarter of 2022.

The completion of the Asset Sale is subject to regulatory approvals and customary closing conditions, including, among others, (a) the receipt of certain requisite consents, including requisite consents to effect the transfer of customer contracts representing not less than ninety-five percent (95%) of trailing twelve (12)-month revenue, (b) the accuracy of the parties’ respective representations and warranties in the Purchase Agreement, subject to specified materiality qualifications, (c) compliance by the parties with their respective covenants in the Purchase Agreement in all material respects, and (d) the absence of a Material Adverse Effect (as defined in the Purchase Agreement). The parties may terminate the Purchase Agreement under certain specified circumstances, including, among others, if the Asset Sale is not consummated by April 30, 2022.

We cannot assure you that the conditions to the closing of the Asset Sale will be satisfied and, if those conditions are neither satisfied nor, where permissible, waived on a timely basis or at all, we may be unable to complete the Asset Sale, or such completion may be delayed or completed on terms that are less favorable, perhaps materially, to us than the terms currently contemplated.

Whether or not the proposed Asset Sale is completed, the announcement and pendency of the Asset Sale may be disruptive to our and Faneuil’s businesses and may adversely affect parties’ existing relationships with current and prospective employees, customers and business partners. Uncertainties related to the pending Asset Sale may also impair Faneuil’s ability to attract, retain and motivate key personnel and could divert the attention of Faneuil’s management and other employees from its day-to-day business and operations in preparation for and during the Asset Sale. If Faneuil is unable to effectively manage these risks, the business, results of operations, financial condition and prospects of Faneuil’s businesses would be adversely affected. This may in turn adversely affect our results of operations and financial condition and the trading price of our common stock if the sale is not completed.

If the proposed Asset Sale is delayed or not completed for any reason, including due to our, Faneuil’s or TTEC’s inability to satisfy the closing conditions set forth in the Purchase Agreement or industry or economic conditions outside of the parties’ control, including those related to the ongoing COVID-19 pandemic, investor confidence could decline and we and Faneuil could face negative publicity and possible litigation. In addition, in the event of a failed transaction, we will have expended significant management resources in an effort to complete the Asset Sale and we will have incurred significant transaction costs. Accordingly, if the Asset Sale is not completed on the timeline or terms currently contemplated, or at all, our business, results of operations, financial condition, cash flows and stock price may be adversely affected.

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

In some cases, Faneuil relies on and partners with third-party subcontractors as well as third-party equipment manufacturers to provide services under its contracts. To the extent that Faneuil cannot engage subcontractors or acquire equipment or materials, its performance, according to the terms of the customer contract, may be impaired. If the amount Faneuil is required to pay for subcontracted services or equipment exceeds the amount Faneuil has estimated in bidding for fixed prices or fixed unit price contracts, it could experience reduced profit or losses in the performance of these contracts with its customers. Also, if a subcontractor or a manufacturer is unable to deliver its services, equipment, or materials according to the negotiated terms for any reason, including the deterioration of its financial condition, Faneuil may be required to purchase the services, equipment or materials from another source at a higher price. This may reduce the expected profit or result in a loss of a customer contract for which the services, equipment or materials were needed.

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

Faneuil’s business is subject to many laws and regulatory requirements in the United States, covering such matters as data privacy, consumer protection, healthcare requirements, labor relations, taxation, internal and disclosure control obligations, governmental affairs and immigration. For example, Faneuil is subject to state and federal laws and regulations regarding the protection of consumer information commonly referred to as “non-public personal information.” For instance, the collection of patient data through Faneuil’s contact center services is subject to HIPAA, which protects the privacy of patients’ data. These laws, regulations, and agreements require Faneuil to develop and implement policies to protect non-public personal information and to disclose these policies to consumers before a customer relationship is established and periodically after that. These laws, regulations, and agreements limit the ability to use or disclose non-public personal information for purposes other than the ones originally intended. Many of these regulations, including those related to data privacy, are frequently changing and sometimes conflict with existing ones among the various jurisdictions in which Faneuil provides services. Violations of these laws and regulations could result in liability for damages, fines, criminal prosecution, unfavorable publicity, and restrictions placed on Faneuil operations. Faneuil’s failure to adhere to or successfully implement processes in response to changing regulatory requirements in this area could result in legal liability or impairment to Faneuil’s reputation in the marketplace, which could have a material adverse effect on Faneuil’s business, results of operations and financial condition. In addition, because a substantial portion of Faneuil operating costs consists of labor costs, changes in governmental regulations relating to wages, healthcare and healthcare reform and other benefits or employment taxes could have a material adverse effect on Faneuil’s business, results of operations, or financial condition.

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

Economic conditions related to Phoenix, Phoenix’s customers, and Phoenix’s suppliers, could negatively impact Phoenix’s business and results of operations. Phoenix has experienced, and may continue to experience, reduced demand for certain of its products and services. As a result of uncertainty about global economic conditions, including factors such as unemployment, bankruptcies, financial market volatility, sovereign debt issues, government budget deficits, tariffs, global supply chain disruptions, and other factors which continue to affect the global economy, Phoenix’s customers and suppliers may experience further deterioration of their businesses, suffer cash flow shortages or file for bankruptcy. In turn, existing or potential customers may delay or decline to purchase Phoenix products and related services, and Phoenix’s suppliers and customers may not be able to fulfill their obligations to it in a timely fashion.

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

Disruptions in manufacturing and supply arrangements and fluctuations in the cost and availability of raw materials could increase Phoenix cost of sales.

To produce its products, Phoenix is dependent upon the availability of raw materials, including paper, ink, and adhesives, the price and availability of which are affected by numerous factors beyond its control. These factors include:

•	the level of consumer demand for these materials and downstream products containing or using these materials;
•	the supply of these materials and the impact of industry consolidation;
•	government regulation and taxes;
•	market uncertainty;
•	volatility in the capital and credit markets;
•	environmental conditions and regulations;
•	disruption of manufacturing and supply arrangements; and
•	political and global economic conditions.

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

Phoenix’s ability to meet its customers’ needs and achieve cost targets depends on its ability to maintain key manufacturing and supply arrangements. The loss or disruption of such manufacturing and supply arrangements, including for issues such as labor disputes or controversies, loss or impairment of key manufacturing sites, discontinuity or disruptions in internal information and data systems, inability to procure sufficient input materials, significant changes in trade policy, natural disasters, increasing severity or frequency of extreme weather events due to climate change or otherwise, acts of war or terrorism, disease outbreaks or other external factors over which it has no control, has at times interrupted and could, in the future, interrupt product supply and, if not effectively managed and remedied, could have an adverse impact on its business, financial condition, results of operations or cash flows.

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

As of December 31, 2021, $104.6 million of our current borrowings under the Blue Torch Term Loan, Amended PNC Revolver, and potential future borrowings are, and may continue to be, at variable rates of interest, tied to LIBOR or the Prime Rate of interest, thus exposing us to interest rate risk. Such rates tend to fluctuate based on general economic conditions, general interest rates, Federal Reserve rates and the supply of and demand for credit in the relevant interbanking market. In recent years, the Federal Reserve Board has incrementally changed the target range for the federal funds rate. Changes in the interest rate generally, and particularly when coupled with any significant variable rate indebtedness, could materially adversely impact our interest expense. If interest rates changed in the future by 100 basis points, based on our current borrowings as of December 31, 2021, our interest expense would increase or decrease by $1.0 million per year.

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

As of December 31, 2021, both of our subsidiaries had a significant backlog. Our backlog is typically subject to large variations from quarter to quarter and comparisons of backlog from period to period are not necessarily indicative of future revenue. The contracts comprising our backlog may not result in actual revenue in any particular period or at all, and the actual revenue from such contracts may differ from our backlog estimates. The timing of receipt of revenue, if any, for projects included in backlog could change because many factors affect the scheduling of projects. In certain instances, customers may have the right to cancel, reduce or defer amounts that we have in our backlog, which could negatively affect our future revenue. The failure to realize all amounts in our backlog could adversely affect our revenue and gross margins. As a result, our subsidiaries’ backlog as of any particular date may not be an accurate indicator of our future revenue or earnings.

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

Our ability to utilize net operating losses (“NOLs”) and built-in losses under Section 382 of the Internal Revenue Code (the “Code”) and tax credit carryforwards to offset our future taxable income and/or to recover previously paid taxes would be limited if we were to undergo an “ownership change” within the meaning of Section 382 of the Code, which is generally any change in ownership of more than 50% of its stock over a three-year period. These rules generally operate by focusing on ownership changes among stockholders owning directly or indirectly 5% or more of the stock of a company and any change in ownership arising from a new issuance of stock by the company. Depending on the resulting limitation, a significant portion of our NOLs could expire before we would be able to use them. At the end of our most recent fiscal year, September 30, 2021, we had NOL carryforwards for federal income tax purposes of approximately $135.1 million that start expiring in 2022. Approximately $109.1 million of the NOL carryforward expires in 2022. Our inability to utilize our NOLs would have a negative impact on our financial position and results of operations.

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

Our executive officers and directors and their affiliated entities together beneficially owned approximately 55.6% of our outstanding common stock on February 1, 2022. Jess Ravich, our current Chief Executive Officer, beneficially owned approximately 47.1% of our common stock on February 1, 2022. As a result, these stockholders, if they act together or in a block, could have significant influence over most matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions, even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

We do not currently plan to pay dividends to holders of our common stock.

We do not currently anticipate paying dividends to the holders of our common stock. Accordingly, holders of our common stock must rely on price appreciation as the sole method to realize a gain on their investment. There can be no assurances that the price of our common stock will ever appreciate in value.

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

Changes in U.S. tax laws could have a material adverse effect on our business, cash flow, results of operations or financial conditions

On December 22, 2017, then President Trump signed into law the final version of the Tax Reform Law. The Tax Reform Law significantly reforms the Internal Revenue Code of 1986, as amended, with many of its provisions effective for tax years beginning on or after January 1, 2018. The Tax Reform Law, among other things, contains significant changes to corporate taxation, including a permanent reduction of the corporate income tax rate, a partial limitation on the deductibility of business interest expense, a limitation of the deduction for NOL carryforwards, an indefinite NOL carryforward, and the elimination of the two-year NOL carryback, temporary, immediate expensing for certain new investments and the modification or repeal of many business deductions and credits. We continue to examine the impact this tax reform legislation may have on our business. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the Tax Reform Law is uncertain and our business and financial condition could be adversely affected. The impact of this reform on our stockholders is uncertain. Stockholders should consult with their tax advisors regarding the effect of the Tax Reform Law and other potential changes to the U.S. Federal tax laws on them.

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

We, our officers, and our subsidiaries, are currently involved in, and from time to time may become involved in, legal proceedings or be subject to claims arising in the ordinary course of our business. Litigation is inherently unpredictable, time-consuming and distracting to our management team, and the expenses of conducting litigation are not inconsequential. Such distraction and expense may adversely affect the execution of our business plan and our ability to compete effectively in the marketplace. Further, if we do not prevail in litigation in which we may be involved, our results could be adversely affected, in some cases, materially. For additional information, see “Part I, Item 1. Financial Statements – Note 9. Commitments and Contingencies - Litigation, Claims, and Assessments.”

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

Your share ownership may be diluted by the issuance of additional shares of our common or preferred stock or securities convertible into common or preferred stock in the future. On December 31, 2021, a total of 1,410,000 shares of our common stock are issuable pursuant to outstanding options issued by us at a weighted-average exercise price of $3.48, and 1,610,538 shares of our common stock are issuable pursuant to outstanding warrants at a weighted-average exercise price of $0.56. On December 31, 2021, ALJ had debt that was convertible into 11,158,357 shares of common stock at the discretion of the debt holder. It is probable that options or warrants to purchase our common stock, or debt that is convertible into common stock, will be exercised during their respective terms if the fair market value of our common stock exceeds the exercise price of the particular option or warrant. If the stock options or warrants are exercised, your share ownership will be diluted. Additionally, options to purchase up to 1,375,000 shares of ALJ common stock are available for grant under our existing equity compensation plans on December 31, 2021.

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

Date: February 11, 2022
/s/ Jess Ravich
Jess Ravich
Chief Executive Officer
(Principal Executive Officer)

Date: February 11, 2022
/s/ Brian Hartman
Brian Hartman
Chief Financial Officer
(Principal Financial Officer)