Form 10-Q
period 2022-03-31
ALJ REGIONAL HOLDINGS INC
filed 2022-05-16
CIK 1438731

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2022

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

The number of shares of common stock, $0.01 par value per share, outstanding as of May 1, 2022, was 42,408,830.

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

ALJ REGIONAL HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2022

PART I. FINANCIAL INFORMATION

Item 1 - Financial Statements

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	March 31,	September 30,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$2,638	$2,276
Accounts receivable, net of allowance for doubtful accounts of $680 and $– on March 31, 2022 and September 30, 2021	42,383	57,660
Prepaid expenses and other current assets	6,901	8,852
Assets held for sale	13,891	—
Current assets of discontinued operations	20,620	20,608
Total current assets	86,433	89,396
Property and equipment, net	12,530	22,864
Operating lease right-of-use assets	17,327	29,048
Intangible assets, net	10,622	11,906
Collateral deposits	487	487
Other assets	715	792
Long-term assets of discontinued operations	58,488	60,160
Total assets	$186,602	$214,653
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,073	$11,255
Accrued expenses	14,008	20,815
Liabilities related to assets held for sale	12,053	—
Income taxes payable	—	38
Deferred revenue and customer deposits	348	4,053
Term loans, net of deferred loan costs - current installments	2,637	2,692
Finance lease obligations - current installments	720	765
Operating lease obligations - current installments	3,044	4,722
Current portion of workers' compensation reserve	900	710
Other current liabilities	3,679	3,686
Current liabilities of discontinued operations	10,385	10,192
Total current liabilities	56,847	58,928
Line of credit, net of deferred loan costs	11,588	5,490
Term loans, less current portion, net of deferred loan costs	91,983	93,484
Deferred revenue, less current portion	—	369
Workers' compensation reserve, less current portion	1,902	1,749
Finance lease obligations, less current installments	—	332
Operating lease obligations, less current installments	20,187	32,767
Deferred tax liabilities, net	768	852
Other non-current liabilities	2,640	6,265
Long-term liabilities of discontinued operations	359	1,841
Total liabilities	186,274	202,077
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.01 par value; authorized – 100,000 shares; 42,409 and 42,406 issued and outstanding on March 31, 2022 and September 30, 2021, respectively	424	424
Additional paid-in capital	288,415	288,355
Accumulated deficit	(288,511)	(276,203)
Total stockholders’ equity	328	12,576
Total liabilities and stockholders’ equity	$186,602	$214,653

See accompanying notes

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share amounts)

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Net revenue	$68,514	$84,424	$143,293	$170,393
Costs and expenses:
Cost of revenue	58,194	70,160	125,719	144,038
Selling, general, and administrative expense	14,004	14,353	30,599	27,723
Lease impairment	2,158	—	2,158	—
Loss on disposal of assets, net	—	—	26	—
Total operating expenses	74,356	84,513	158,502	171,761
Operating loss	(5,842)	(89)	(15,209)	(1,368)
Other expense, net:
Interest expense, net	(2,593)	(2,451)	(5,298)	(5,033)
Total other expense, net	(2,593)	(2,451)	(5,298)	(5,033)
Loss from continuing operations before income taxes	(8,435)	(2,540)	(20,507)	(6,401)
(Provision for) benefit from income taxes	(46)	(50)	55	(174)
Net loss from continuing operations	(8,481)	(2,590)	(20,452)	(6,575)
Net income from discontinued operations, net of income taxes	5,565	2,475	8,144	4,373
Net loss	$(2,916)	$(115)	$(12,308)	$(2,202)
(Loss) income per share of common stock–basic:
Continuing operations	$(0.20)	$(0.06)	$(0.48)	$(0.16)
Discontinued operations	$0.13	$0.06	$0.19	$0.10
Net loss per share (1)	$(0.07)	$—	$(0.29)	$(0.05)
(Loss) income per share of common stock–diluted
Continuing operations	$(0.20)	$(0.06)	$(0.48)	$(0.16)
Discontinued operations	$0.10	$0.05	$0.15	$0.08
Net loss per share (1)	$(0.07)	$—	$(0.29)	$(0.05)
Weighted average shares of common stock outstanding:
Basic	42,409	42,321	42,406	42,319
Diluted	54,691	54,458	54,681	54,363

(1)	Amounts may not add due to rounding.

See accompanying notes

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Six Months Ended March 31,
	2022	2021
Operating activities
Net loss	$(12,308)	$(2,202)
Adjustments to reconcile net loss to cash (used for) provided by operating activities:
Depreciation and amortization expense	6,139	6,339
Lease impairment	2,158
Interest expense and other bank fees accreted to term loans	—	1,121
Amortization of deferred loan costs	627	364
Stock-based compensation expense	113	85
Provision (reversal) for bad debts	680	(179)
Loss on disposal of assets, net	26	—
Loss on sale of Carpets	—	761
Deferred income taxes	(84)	21
Changes in operating assets and liabilities:
Accounts receivable, net	14,597	304
Prepaid expenses, collateral deposits, and other current assets	1,830	1,023
ROU assets/ROU liabilities	(760)	(298)
Other assets	77	(1,236)
Accounts payable	(2,154)	(4,395)
Accrued expenses	(6,314)	1,589
Income tax payable	(38)	5
Deferred revenue and customer deposits	(4,074)	(2,819)
Other current liabilities and other non-current liabilities	(3,289)	2,913
Discontinued operations, net	2,674	7,726
Cash (used for) provided by operating activities	(100)	11,122
Investing activities
Capital expenditures	(745)	(2,655)
Proceeds from sale of Carpets, net of transaction costs	—	438
Discontinued operations, net	(2,303)	(1,487)
Cash used for investing activities	(3,048)	(3,704)
Financing activities
Payments on term loans	(1,900)	(4,101)
Proceeds from (payments on) line of credit, net	6,098	(2,320)
Deferred loan costs	(283)	—
Payments on finance leases	(405)	(1,194)
Discontinued operations, net	—	(1,287)
Cash provided by (used for) financing activities	3,510	(8,902)
Change in cash and cash equivalents	362	(1,484)
Cash and cash equivalents at beginning of the year	2,276	6,050
Cash and cash equivalents at end of the year	$2,638	$4,566

See accompanying notes

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Six Months Ended March 31,
	2022	2021
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$4,622	$4,153
Taxes	$504	$35

Non-cash investing and financing activities:
Capital equipment purchases financed with term loans	$—	$1,850

See accompanying notes

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

(in thousands)

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Common stock
Balance, beginning of period	$424	$423	$424	$423
Issuance of common stock upon cashless exercise of stock options	—	—	—	—
Balance, end of period	$424	$423	$424	$423
Additional paid in capital
Balance, beginning of period	$288,399	$288,210	$288,355	$288,193
Stock-based compensation expense - options	16	15	60	32
Balance, end of period	$288,415	$288,225	$288,415	$288,225
Accumulated deficit
Balance, beginning of period	$(285,595)	$(273,647)	$(276,203)	$(271,560)
Net loss	(2,916)	(115)	(12,308)	(2,202)
Balance, end of period	$(288,511)	$(273,762)	$(288,511)	$(273,762)
Total stockholders' equity	$328	$14,886	$328	$14,886

See accompanying notes

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. ORGANIZATION AND BASIS OF PRESENTATION

Organization

ALJ Regional Holdings, Inc. (including subsidiaries, referred to collectively herein as “ALJ” or “Company”) is a holding company. During the three and six months ended March 31, 2022, ALJ consisted of the following wholly-owned subsidiaries:

•

Faneuil, Inc. (including its subsidiaries, “Faneuil”). Faneuil is a leading provider of call center services, back-office operations, staffing services, and toll collection services to government and regulated commercial clients across the United States, focusing on the healthcare, utility, transportation, and toll revenue collection industries. Faneuil is headquartered in Hampton, Virginia. ALJ acquired Faneuil in October 2013. On April 1, 2022, ALJ completed the sale of Faneuil’s tolling and transportation and health benefit exchange vertical. See Basis of Presentation below.

•

Phoenix Color Corp. (including its subsidiaries, “Phoenix”). Phoenix is a leading manufacturer of book components, educational materials and related products producing value-added components, heavily illustrated books and commercial specialty products using a broad spectrum of materials and decorative technologies. Phoenix is headquartered in Hagerstown, Maryland. ALJ acquired Phoenix in August 2015. On April 13, 2022, ALJ completed its sale of Phoenix. See Basis of Presentation below.

ALJ owned a third segment, Floors-N-More, LLC, d/b/a, Carpets N’ More (“Carpets”). Carpets was a floor covering retailer in Las Vegas, Nevada, and a provider of multiple products for the commercial, retail and home builder markets including all types of flooring, countertops, cabinets, window coverings and garage/closet organizers. ALJ acquired and disposed of Carpets in April 2014 and February 2021, respectively. See Basis of Presentation below.

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

Discontinued Operations – Carpets

In February 2021, ALJ completed the sale of Carpets (the “Carpets Sale”). The Company determined that the Carpets Sale qualified as discontinued operations as defined by Accounting Standards Codification (“ASC”) 205-20-45, Presentation of Financial Statements — Discontinued Operations — Other Presentation Matters (“ASC 205”) because the Carpets Sale represented a strategic shift with a major effect on the Company's operations and financial results. Pursuant to ASC 205, Carpets results of operations and cash flows were classified as discontinued operations for the three and six months ended March 31, 2021.  See Note 4 for additional financial information about Carpets’ discontinued operations.

Discontinued Operations – Phoenix

In February 2022, ALJ entered into a stock purchase agreement (the “Stock Purchase Agreement”) to sell all of the outstanding shares of common stock of Phoenix (the “Phoenix Sale”) for cash consideration totaling approximately $136.4 million, subject to post-closing working capital adjustments. The Phoenix Sale closed on April 13, 2022.  The Company expects to recognize a gain on sale of discontinued operations, before related income taxes, of approximately $45.0 million to $60.0 million during the three months ended June 30, 2022.

The Company determined that the Phoenix Sale qualified as discontinued operations as defined by ASC 205 because the Phoenix Sale represented a strategic shift with a major effect on the Company's operations and financial results.  Pursuant to ASC 205, Phoenix assets, liabilities, results of operations, and cash flows were classified as discontinued operations for all periods presented. Interest

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

expense previously allocated to Phoenix does not qualify for classification within discontinued operations and has been reallocated to continuing operations. See Note 4 for additional financial information about Phoenix’s discontinued operations.

Asset Sale - Faneuil

In December 2021, ALJ entered into an agreement to sell certain assets of Faneuil’s tolling and transportation vertical and health benefit exchange vertical (the “Faneuil Asset Sale”). The Faneuil Asset Sale closed on April 1, 2022, for cash consideration of $142.3 million less an indemnification escrow amount of approximately $15.0 million. Faneuil is also eligible to receive additional earn-out payments based upon the performance of certain customer agreements in an aggregate amount of up to $25.0 million. The Company expects to recognize a gain on sale of assets, before related income taxes, of approximately $110.0 million to $125.0 million during the three months ended June 30, 2022.

Faneuil entered into a Transition Services Agreement ("TSA"), which is designed to ensure and facilitate an orderly transfer of the tolling and transportation vertical and health benefit exchange vertical. The services provided under the TSA will terminate at various times between 30 days and 365 days from the closing date of the Faneuil Asset Sale and can be renewed, in whole or in part, in 30-day increments, for a maximum of 180 days. Except for customary post-closing adjustments and transition services, Faneuil will have no continuing involvement in the disposed verticals subsequent to the completion of the sale.

The Company determined that the Faneuil Asset Sale does not qualify as discontinued operations as defined by ASC 205 because the Faneuil Asset Sale does not represent a strategic shift with a major effect on the Company's operations and financial results. The associated assets and liabilities met the held-for-sale criteria as defined by ASC 360-10-45-9, Long-Lived Assets Classified as Held for Sale (“ASC 360”). As such, the associated assets and liabilities were classified as held for sale on March 31, 2022, and were valued at the lower of cost or fair value less cost to sell.

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

3. REVENUE RECOGNITION

Disaggregation of Revenue

As a result of the Phoenix Sale described in Note 1, all revenue reported was attributable to Faneuil for all periods presented.

Revenue by contract type was as follows for the three and six months ended March 31, 2022 and 2021:

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands)	2022	2021	2022	2021
Faneuil:
Healthcare	$27,493	$37,859	$60,994	$76,702
Transportation	26,702	21,615	51,984	41,710
Utility	13,398	13,756	26,559	26,820
Government	368	10,021	2,292	22,550
Other	553	1,173	1,464	2,611
Total Faneuil	$68,514	$84,424	$143,293	$170,393
Total consolidated revenue, net	$68,514	$84,424	$143,293	$170,393

Substantially all of Faneuil revenue is recognized over time.

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Contract Assets and Liabilities

The following table provides information about consolidated contract assets and contract liabilities at the end of each reporting period:

	March 31,	September 30,
(in thousands)	2022	2021
Contract assets:
Unbilled revenue (1)	$95	$69
Total contract assets	$95	$69
Contract liabilities:
Deferred revenue	$348	$4,422
Total contract liabilities	$348	$4,422

(1)

Included in prepaid expenses and other current assets. Unbilled revenue represents rights to consideration for services provided when the right is conditioned on something other than passage of time (for example, meeting a milestone for the right to bill under the cost-to-cost measure of progress). Unbilled revenue is transferred to accounts receivable when the rights become unconditional.

The following table provides changes in consolidated contract assets and contract liabilities from September 30, 2021 to March 31, 2022:

(in thousands)	Contract Assets	Contract Liabilities
Balance, September 30, 2021	$69	$4,422
Additions to contract assets	26	—
Revenue recognized	—	(8,054)
Cash received from customer	—	3,980
Balance, March 31, 2022	$95	$348

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

The following table provides changes in costs to obtain a contract for the three and six months ended March 31, 2022 and 2021:

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021

Balance, beginning of period	$177	$553	$239	$593
Additions	78	—	78	99
Amortization, included in selling, general, and administrative expense	(112)	(141)	(174)	(280)
Balance, end of period	$143	$412	$143	$412

Reported as of end of period
Current - prepaid expenses and other current assets	103	293
Noncurrent - other assets	40	119
Total	$143	$412

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

The following table provides changes in costs to fulfill a contract for the three and six months ended March 31, 2022 and 2021:

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021

Balance, beginning of period	$1,803	$6,664	$2,884	$5,118
Additions	586	—	2,756	5,992
Amortization, included in selling, general, and administrative expense	(1,711)	(2,301)	(4,962)	(6,747)
Balance, end of period	$678	$4,363	$678	$4,363

Reported as of end of period
Current - prepaid expenses and other current assets	292	1,604
Noncurrent - other assets	386	2,759
Total	$678	$4,363

Capitalized costs to obtain and fulfill a contract are periodically reviewed for impairment. ALJ did not incur any impairment losses during the three and six months ended March 31, 2022 or 2021.

4. DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

Carpets Sale

As previously discussed in Note 1, ALJ sold Carpets during February 2021. As a result, ALJ recognized a loss on sale of $0.8 million during the three months ended March 31, 2021 calculated as follows:

(in thousands)	Amount
Cash proceeds	$500
Net assets sold	(1,199)
Transaction costs	(62)
Impact of income taxes	—
Total loss on sale	$(761)

The carrying value of the net assets sold, at the time of closing, were as follows:

(in thousands)	Amount
Current assets	$4,615
Intangible assets, net	318
Other long-term assets	740
Current liabilities	(4,099)
Long-term liabilities	(375)
Net assets sold	$1,199

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents information regarding certain components of loss from discontinued operations, net of income taxes, attributable to Carpets, for the three and six months ended March 31, 2021:

	Three Months Ended	Six Months Ended
(in thousands)	March 31, 2021	March 31, 2021
Net revenue	$5,106	$13,799
Operating loss	(99)	(302)
Loss on sale	(761)	(761)
Loss before income taxes	(860)	(1,063)
Income tax expense	—	—
Loss from discontinued operations, net of income taxes	(860)	(1,063)

The following table presents significant components of cash flows of discontinued operations, attributable to Carpets, for the six months ended March 31, 2021:

Six Months Ended
(in thousands)	March 31, 2021
Operating activities
Depreciation and amortization expense	$199
Provision for bad debts and obsolete inventory	27
Changes in operating assets and liabilities:
Accounts receivable, net	399
Inventories, net	(12)
Prepaid expenses, collateral deposits, and other current assets	24
Other assets and liabilities, net	26
Investing activities
Capital expenditures	(7)

Faneuil Asset Sale

As previously discussed in Note 1, ALJ sold certain assets of Faneuil on April 1, 2022.

The following table presents the carrying amount of major classes of assets and liabilities classified as held for sale on March 31, 2022:

March 31,
(in thousands)	2022
Assets:
Prepaid expenses and other current assets	$120
Property and equipment, net	6,198
Operating lease right-of-use assets	7,573
Assets held for sale	$13,891
Liabilities:
Accrued expenses	$546
Operating lease obligations	11,507
Liabilities related to assets held for sale	$12,053

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Phoenix Sale

As previously discussed in Note 1, ALJ sold Phoenix on April 13, 2022.

The following table presents the carrying amount of major classes of assets and liabilities, attributable to Phoenix, classified as held for sale included in discontinued operations on March 31, 2022 and September 30, 2021:

	March 31,	September 30,
(in thousands)	2022	2021
Assets:
Accounts receivable	$11,462	$10,912
Inventories, net	8,142	7,654
Prepaid expenses and other current assets	1,016	2,042
Property and equipment, net	40,300	41,066
Operating lease right-of-use assets	301	—
Intangible assets, net	17,691	18,705
Other long-term assets	196	389
Total assets of discontinued operations	$79,108	$80,768
Liabilities:
Accounts payable	$3,569	$3,986
Accrued expenses	6,062	5,396
Other current liabilities	754	810
Total long-term liabilities	359	1,841
Total liabilities of discontinued operations	$10,744	$12,033

The following table presents results of operations reported as discontinued operations, attributable to Phoenix, for the three and six months ended March 31, 2022 and 2021:

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands)	2022	2021	2022	2021
Net revenue	$32,462	$30,164	$60,766	$55,332
Costs and expenses:
Cost of revenue	23,080	23,324	44,721	42,605
Selling, general, and administrative expense	4,085	3,447	7,673	7,131
Loss (gain) on disposal of assets, net	(9)	64	(9)	(2)
Total operating expenses	27,156	26,835	52,385	49,734
Operating income	5,306	3,329	8,381	5,598
Benefit from (provision for) income taxes	259	6	(237)	(162)
Net income from discontinued operations, net of income taxes	$5,565	$3,335	$8,144	$5,436

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents certain components of cash flows reported as discontinued operations, attributable to Phoenix, for the six months ended March 31, 2022:

	Six Months Ended March 31,
(in thousands)	2022	2021
Operating activities
Depreciation and amortization expense	$4,092	$3,629
Provision for bad debts and obsolete inventory and other	(11)	(41)
Changes in operating assets and liabilities:
Accounts receivable, net	(549)	1,622
Inventories, net	(487)	107
Prepaid expenses, collateral deposits, and other current assets	1,026	571
Other assets and liabilities, net	(1,397)	1,175
Investing activities
Capital expenditures	(2,309)	(1,508)
Proceeds from sales of assets	6	28
Financing activities
Payments on term loans	—	(1,287)

5. CONCENTRATION RISKS

Cash

The Company maintains its cash balances in accounts, which, at times, may exceed federally insured limits. The Company has not experienced any loss in such accounts and believes there is little exposure to any significant credit risk.

Major Customers and Accounts Receivable

As a result of the Phoenix Sale described in Note 1, all revenue reported was attributable to Faneuil for all periods presented.  The percentages of ALJ consolidated net revenue derived from its significant customers were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Customer A	20.4%	**	18.0%	**
Customer B	11.3	**	11.2	**
Customer C	**	13.1%	10.9	13.1%

**	Less than 10% of consolidated net revenue.

Accounts receivable from significant customers during either the three or six months ended March 31, 2022, totaled $13.4 million on March 31, 2022. As of March 31, 2022, all Faneuil accounts receivable were unsecured. The risk with respect to accounts receivable is mitigated by credit evaluations performed on customers and the short duration of payment terms extended to customers.

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6. COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

Accounts Receivable, Net

The following table summarizes accounts receivable at the end of each reporting period:

	March 31,	September 30,
(in thousands)	2022	2021
Accounts receivable	$37,438	$57,455
Unbilled receivables	5,625	205
Accounts receivable	43,063	57,660
Less: allowance for doubtful accounts	(680)	—
Accounts receivable, net	$42,383	$57,660

Property and Equipment

The following table summarizes property and equipment at the end of each reporting period:

	March 31,	September 30,
(in thousands)	2022	2021
Leasehold improvements	$16,457	$30,849
Computer and office equipment	12,395	22,387
Software	9,509	16,532
Furniture and fixtures	3,086	7,600
Machinery and equipment	987	1,190
Vehicles	154	155
Property and equipment	42,588	78,713
Less: accumulated depreciation and amortization	(30,058)	(55,849)
Property and equipment, net	$12,530	$22,864

Property and equipment depreciation and amortization expense, including amounts related to finance leased assets, was $2.7 million and $2.4 million for the three months ended March 31, 2022 and 2021, respectively, and $4.9 million and $4.8 million for the six months ended March 31, 2022 and 2021, respectively.

Intangible Assets

The following tables summarize identified intangible assets at the end of each reporting period:

			March 31, 2022
(in thousands)	Weighted Average Original Life (Years)	Weighted Average Remaining Life (Years)	Gross	Accumulated Amortization	Net
Customer relationships	12.0	5.2	$16,550	$(10,602)	$5,948
Trade names	27.6	21.9	1,500	(845)	655
Supply agreements	11.9	8.8	2,910	(2,009)	901
Technology	8.0	5.6	3,400	(1,133)	2,267
Non-compete agreements	6.6	3.9	1,550	(699)	851
Totals			$25,910	$(15,288)	$10,622

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

			September 30, 2021
(in thousands)	Weighted Average Original Life (Years)	Weighted Average Remaining Life (Years)	Gross	Accumulated Amortization	Net
Customer relationships	12.0	4.8	$16,550	$(9,908)	$6,642
Trade names	15.0	7.0	1,500	(795)	705
Supply agreements	7.0	2.7	2,910	(1,802)	1,108
Technology	8.0	5.8	3,400	(921)	2,479
Non-compete agreements	6.6	4.1	1,550	(578)	972
Totals			$25,910	$(14,004)	$11,906

Intangible asset amortization expense was $0.6 million and $0.8 million for the three months ended March 31, 2022 and 2021, respectively, and $1.3 million and $1.5 million for the six months ended March 31, 2022 and 2021, respectively.

The following table presents expected future amortization expense as of March 31, 2022:

(in thousands)	Estimated Future Amortization
Fiscal 2022 (remaining)	$1,284
Fiscal 2023	2,567
Fiscal 2024	2,429
Fiscal 2025	2,116
Fiscal 2026	1,447
Thereafter	779
Total	$10,622

Accrued Expenses

The following table summarizes accrued expenses at the end of each reporting period:

	March 31,	September 30,
(in thousands)	2022	2021
Accrued compensation and related taxes	$5,380	$12,320
Acquisition contingent consideration	2,500	2,500
Legal	2,000	2,000
Medical and benefit-related payables	1,384	1,172
Other	1,122	1,216
Bank overdraft	1,095	1,366
Accrued board of director fees	394	131
Interest payable	133	110
Total accrued expenses	$14,008	$20,815

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

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7. LOSS PER SHARE

The following table summarizes basic and diluted loss per share of common stock for each period presented:

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands, except per share amounts)	2022	2021	2022	2021
Net loss from continuing operations	$(8,481)	$(2,590)	$(20,452)	$(6,575)
Net income from discontinued operations, net of income taxes	5,565	2,475	8,144	4,373
Net loss	$(2,916)	$(115)	$(12,308)	$(2,202)
(Loss) income per share of common stock–basic:
Continuing operations	$(0.20)	$(0.06)	$(0.48)	$(0.16)
Discontinued operations	$0.13	$0.06	$0.19	$0.10
Net loss per share (1)	$(0.07)	$—	$(0.29)	$(0.05)
(Loss) income per share of common stock–diluted
Continuing operations	$(0.20)	$(0.06)	$(0.48)	$(0.16)
Discontinued operations	$0.10	$0.05	$0.15	$0.08
Net loss per share (1)	$(0.07)	$—	$(0.29)	$(0.05)
Weighted average shares of common stock outstanding:
Basic	42,409	42,321	42,406	42,319
Convertible debt	11,158	11,158	11,158	11,158
Warrants	1,095	962	1,089	873
Employee stock option grants	29	17	28	13
Diluted	54,691	54,458	54,681	54,363
Anti-dilutive shares excluded from diluted net income (loss) per share calculation:
Employee stock option grants	1,310	1,420	1,310	1,420
Warrants	-	1,297	-	1,297
Total	1,310	2,717	1,310	2,717

(1)	Amounts may not add due to rounding.

8. DEBT

ALJ’s components of debt and the respective interest rate at the end of each reporting period were as follows:

	March 31, 2022		September 30, 2021
(in thousands)	Interest Rate	Balance	Interest Rate	Balance
Line of credit:
PNC Revolver	5.25%	$11,588	5.25%	$5,490
PNC Revolver LIBOR	4.00	—	4.00	—
Line of credit, net of deferred loan costs		$11,588		$5,490
Current portion of term loans:
Current portion of Blue Torch Term Loan	8.50	$3,800	8.50	$3,800
Less: deferred loan costs		(1,163)		(1,108)
Current portion of term loans, net of deferred loan costs		$2,637		$2,692
Term loans, less current portion:
Blue Torch Term Loan, less current portion	8.50	$88,350	8.50	$90,250
Convertible Promissory Notes	8.25	6,026	8.25	6,026
Less: deferred loan costs		(2,393)		(2,792)
Term loans, less current portion, net of deferred loan costs		$91,983		$93,484

Total line of credit and term loans		$106,208		$101,666

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Termination of Debt

Termination of Blue Torch Term Loan

On April 1, 2022, in connection with the Faneuil Asset Sale (see Note 1), the Company repaid in full all outstanding indebtedness and terminated all commitments and obligations under that certain Financing Agreement, dated June 29, 2021 (the “Blue Torch Term Loan”). ALJ’s payment to Blue Torch was approximately $92.2 million, which satisfied all of the Company’s debt obligations under the Blue Torch Term Loan (“Blue Torch Payoff”). The Company was not required to pay any prepayment premiums as a result of the repayment of indebtedness under the Blue Torch Term Loan, which provided that the mandatory prepayment made in connection with the proceeds from the Faneuil Asset Sale were exempt from such pre-payment premiums. In connection with the repayment of outstanding indebtedness by the Company, the lenders automatically and permanently released all security interests, mortgages, liens and encumbrances under the Blue Torch Term Loan.

Termination of PNC Revolver

In connection with the Phoenix Sale on April 13, 2022, the Company repaid in full all outstanding indebtedness and terminated all commitments and obligations under that Amended and Restated Financing Agreement, dated as of June 29, 2021 (as amended, the “PNC Revolver”). The Company was required to pay a pre-payment premium of $0.3 million as a result of the repayment of indebtedness under the PNC Revolver. In connection with the repayment of outstanding indebtedness by the Company, the lenders automatically and permanently released all security interests, mortgages, liens and encumbrances under the PNC Revolver.

Loss on Debt Extinguishment

During the fiscal quarter ending June 30, 2022, ALJ expects to book a loss on debt extinguishment in the range of $3.0 million to $5.0 million, mostly attributable to the write-off of deferred loan costs.

The Blue Torch Payoff and termination of the PNC Revolver do not impact the financial statement presentation, footnotes, and related disclosure of ALJ as of and for the three months ended March 31, 2022.

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

The Convertible Promissory Notes (i) were subordinate to the Blue Torch Term Loan and the PNC Revolver until the Blue Torch Payoff and the termination of the PNC Revolver, (ii) are unsecured, and (iii) mature on November 28, 2023, subject to extension under certain circumstances.

Financial Covenant Compliance

As a result of the Blue Torch Payoff and PNC Revolver termination, ALJ is no longer subject to financial covenant requirements.

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Estimated Future Minimum Principal Payments

Estimated future minimum principal payments, subsequent to the Blue Torch Payoff and termination of the PNC Revolver, are as follows (in thousands):

Year Ending March 31,	Convertible Promissory Notes
2023	$—
2024	6,026
Total	$6,026

9. COMMITMENTS AND CONTINGENCIES

Employment Agreements

ALJ maintains employment agreements with certain key executive officers that provide for a base salary and an annual bonus, with annual bonus amounts to be determined by the Board of Directors, or committee thereof, or the Chief Executive Officer. The agreements also provide for involuntary termination payments, which include base salary, performance bonus, medical premiums, stock options, non-competition provisions, and other terms and conditions of employment. On March 31, 2022, contingent termination payments related to base salary and medical premiums totaled $1.1 million. On April 1, 2022, contingent termination payments related to base salary and medical premiums were reduced to $0.5 million as a result of the Faneuil Asset Sale.

Surety Bonds

As part of Faneuil’s normal course of operations, certain customers require surety bonds guaranteeing the performance of a contract. Subsequent to the Faneuil Asset Sale, the face value of such surety bonds, which represents the maximum cash payments that Faneuil’s surety would be obligated to pay under certain circumstances of non-performance, was $0.5 million, a decrease from $41.8 million on March 31, 2022. To date, Faneuil has not made any non-performance payments to any of its sureties.

Letters of Credit

The Company had letters of credit totaling $3.5 million outstanding on March 31, 2022, which were collateralized by a borrowing sublimit on the PNC Revolver. Subsequent to the termination of the PNC Revolver, the letters of credit were collateralized by restricted cash.

Litigation, Claims, and Assessments

Marshall v. Faneuil

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

A mediation was held on March 11, 2021 and the parties are negotiating a settlement. The parties are negotiating a settlement agreement for approval by the court.

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

Jesse James Pagan et. al. v. Faneuil

On April 26, 2022, a putative class action complaint was filed against Faneuil in the United States District Court for the Eastern District of Virginia.  The complaint asserts claims against Faneuil for negligence, breach of an implied contract, and unjust enrichment in connection with an alleged data breach.  The proposed class includes certain former employees of Faneuil who contend their personal identifiable information was compromised in the data breach.  The complaint seeks damages in excess of $5.0 million on behalf of the putative class. Faneuil has engaged counsel to defend it in this action.

Other Litigation

The Company has been named in, and from time to time may become named in, various other lawsuits or threatened actions that are incidental to its ordinary business. Litigation is inherently unpredictable. Any claims against the Company, whether meritorious or not, could be time-consuming, cause the Company to incur costs and expenses, require significant amounts of management time and result in the diversion of significant operational resources. The results of these lawsuits and actions cannot be predicted with certainty. The Company concluded as of March 31, 2022, that the ultimate resolution of these matters (including the matters described above) will not have a material adverse effect on the Company’s business, consolidated financial position, results of operations or cash flows.

10. LEASES

General

ALJ has operating leases for facilities, equipment, and vehicles, and finance leases for equipment.  Over 95% of operating leases are for facilities. Many of the Company’s facilities leases contain renewal options and rent escalation clauses. The Company subleases excess facility space.

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

Lease Impairment

The Company tests right-of-use (“ROU”) assets when impairment indicators are present. During the three months ended March 31, 2022, the Company entered into an agreement to sublease excess office space, which triggered impairment testing for the underlying ROU asset.   The Company performed a discounted cash flow analysis on the ROU asset and determined that the net carrying value exceeded the estimated discounted future cash flows.  As a result, ALJ recorded a $2.2 million lease impairment during the three months ended March 31, 2022.

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ROU Assets and ROU Liabilities

The following table presents the location of the ROU assets and liabilities in the Consolidated Balance Sheet and ALJ’s weighted-average lease term and discount rate:

(dollars in thousands)	March 31, 2022	September 30, 2021
Finance Leases:
Property and equipment, at cost	$1,575	$1,575
Less accumulated amortization	(1,237)	(977)
Property and equipment, net	$338	$598
Finance lease obligations, current portion	$720	$765
Finance lease obligations, less current portion	—	332
Total finance lease liabilities	$720	$1,097
Operating Leases:
Operating lease right-of-use assets	$17,327	$29,048
Operating lease obligations - current installments	$3,044	$4,722
Operating lease obligations, less current installments	20,187	32,767
Total operating lease obligations	$23,231	$37,489
Weighted average remaining lease term (years):
Finance	0.9	1.4
Operating	6.5	6.8
Weighted average discount rate:
Finance	6.0%	6.0%
Operating	10.7%	10.7%

Components of Lease Costs, Net

The following table presents the components of lease cost and the location of such cost in ALJ’s Consolidated Statements of Operations:

		Three Months Ended March 31,		Six Months Ended March 31,
(in thousands)	Statement of Operations Location	2022	2021	2022	2021
Finance Leases:
Amortization of finance lease assets	Selling, general, and administrative expense	$39	$195	$260	$507
Interest on finance lease liabilities	Interest expense	13	18	28	51
Total finance lease cost		52	213	288	558
Operating Leases:
Operating lease cost	Selling, general, and administrative expense	1,510	1,726	3,168	3,483
Operating lease cost	Cost of revenue	255	319	510	638
Variable lease cost	Selling, general, and administrative expense	25	277	380	499
Short-term lease cost	Selling, general, and administrative expense	—	9	—	19
Total operating lease cost		1,790	2,331	4,058	4,639
Sublease income	Selling, general, and administrative expense
Lease impairment	Lease impairment	2,158	—	2,158	—
Total lease cost, net		$4,000	$2,544	$6,504	$5,197

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Supplemental Cash Flow Information

The following table presents supplemental cash flow information related to leases:

(In thousands)	Six Months Ended March 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for finance leases	$28	$51
Operating cash flows used for operating leases - continuing operations	2,408	2,543
Financing cash flows used for finance leases	405	1,194
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	464	560

Lease Maturities

Maturities of lease liabilities as of December 31, 2021 are as follows (in thousands):

Year Ending March 31,	Finance Leases	Operating Leases	Sublease Cash Receipts
2023	$742	$5,137	$771
2024	—	4,924	771
2025	—	4,896	771
2026	—	4,844	771
2027	—	4,507	514
Thereafter	—	7,194
Total lease payments	742	31,502	3,598
Less: imputed interest	(22)	(8,271)	—
Total present value of lease payments	$720	$23,231	$3,598

Reported as of March 31, 2022
Current	$720	$3,044
Non-current	-	20,187
Total	$720	$23,231

11. EQUITY

Common Stock

ALJ issued less than 0.1 million shares of common stock upon the cashless exercise of stock options during both the six months ended March 31, 2022 and 2021.

Preferred Stock

In August 2018, ALJ shareholders approved the amendment and restatement of ALJ’s Restated Certificate of Incorporation to eliminate the preferred stock and authorize the issuance of 5.0 million shares of blank check preferred stock. ALJ had no preferred stock outstanding on March 31, 2022 or September 30, 2021.

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

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The 2016 Plan is administered by ALJ’s Compensation, Nominating and Corporate Governance Committee (“Committee”) of the Board.  The maximum aggregate number of common stock shares that may be granted under the 2016 Plan is 2.0 million. The 2016 Plan generally provides for the grant of qualified or nonqualified stock options, restricted stock and restricted stock units, unrestricted stock, stock appreciation rights, performance awards and other awards.  The Committee has full discretion to set the vesting criteria.  The exercise price of a stock option may not be less than 100% of the fair market value of ALJ’s common stock on the date of grant. The 2016 Plan prohibits the repricing of outstanding stock options without prior shareholder approval. The term of stock options granted under the 2016 Plan may not exceed ten years.  Awards are subject to accelerated vesting upon a change in control in the event the acquiring company does not assume the awards. The Board may amend, alter, or discontinue the 2016 Plan, but shall obtain shareholder approval of any amendment as required by applicable law or stock exchange listing requirements. As of March 31, 2022, there were 1.4 million options available for future grant under the 2016 Plan.

Stock-Based Compensation.

The following table sets forth the total stock-based compensation expense included in selling, general, and administrative expense on the Statements of Operations:

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands)	2022	2021	2022	2021
Stock options	$16	$15	$60	$32
Common stock awards	26	22	53	53
Total stock-based compensation expense	$42	$37	$113	$85

On March 31, 2022, ALJ had $0.1 million of total unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of approximately 2.5 years.

Stock Option Awards.

ALJ issued 200,000 options during the six months ended March 31, 2022.  The fair value of the options was $0.1 million using the following assumptions: expected option life of 6.2 years, volatility of 56.46%, dividend yield of 0.00%, and annual risk-free interest rate of 1.18%.

ALJ had no option grants during the six months ended March 31, 2021.

Common Stock Awards. Members of ALJ’s Board of Directors receive a director compensation package that includes an annual common stock award. In connection with such awards, ALJ recorded stock-based compensation expense of less than $0.1 million for both the three months ended March 31, 2022 and 2021, and $0.1 million for both the six months ended March 31, 2022 and 2021.

Common Stock Options and Warrants Outstanding on March 31, 2022

On March 31, 2022, ALJ had 1.4 million stock options with a weighted average exercise price of $3.48 outstanding and warrants exercisable to purchase 1.6 million shares of common stock with a weighted average exercise price of $0.56 outstanding.

The “intrinsic value” of options is the excess of the value of ALJ stock over the exercise price of such options. The total intrinsic value of options outstanding (of which all are vested or expected to vest) and the total intrinsic value of options exercisable was $0.2 million on March 31, 2022.

12. INCOME TAX

ALJ recorded a benefit from income taxes for continuing operations of $0.1 million and a provision for income taxes of $0.2 million for the six months ended March 31, 2022 and 2021, respectively. ALJ’s effective tax rate from continuing operations for the six months ended March 31, 2022 was  0.3%, as a result of generating state taxable income, offset by changes to the valuation allowance recorded against net deferred tax assets. ALJ’s effective tax rate for the six months ended March 31, 2021 was (3.0%), which was also due to generating state taxable income, offset by changes to the valuation allowance recorded against net deferred tax assets. The

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

increase in ALJ’s effective tax rate was attributable to an increase in forecasted operating losses, as well as changes to the valuation allowance recorded against net deferred tax assets.

ALJ recorded a provision for income taxes for discontinued operations of $0.2 million for both the six months ended March 31, 2022 and 2021.

13. RANSOMWARE INCIDENT

On August 18, 2021, Faneuil detected a ransomware attack (“Security Event”) that accessed and encrypted certain files on certain servers utilized by Faneuil in the provision of its call center services.

Promptly upon detection of the Security Event, Faneuil launched an investigation, engaged legal counsel and other incident response professionals, and notified law enforcement. Faneuil immediately implemented a series of containment and remediation measures to address this situation and reinforce the security of its information technology systems. Faneuil worked with industry-leading cybersecurity professionals to immediately respond to the threat, defend its information technology systems, and conduct remediation.

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

Faneuil did not incur any expenses as a result of the Security Event during the three months ended March 31, 2022.  Faneuil incurred approximately $0.2 million of Security Event related expenses, recorded in selling, general, and administrative expense during the six months ended March 31, 2022. As of March 31, 2022, Faneuil’s insurance recovery receivable was approximately $1.2 million, included with other current assets on the Consolidated Balance Sheet, for amounts that are considered probable for recovery. The insurance proceeds are expected to be received before July 31, 2022.

Should Faneuil expect to receive additional insurance recoveries, above the $1.2 million insurance recovery receivable on March 31, 2022, they will be recorded when considered probable for recovery.

14. REPORTABLE SEGMENTS AND GEOGRAPHIC INFORMATION

Reportable Segments

As discussed in Note 1, ALJ has organized its business along two reportable segments (Faneuil and Phoenix) and a corporate group for certain support services. ALJ’s operating segments are aligned on the basis of products, services, and industry. As a result of the Phoenix Sale on April 1, 2022, Phoenix results of operations were reported as discontinued operations for all periods presented. The Chief Operating Decision Maker (“CODM”) is ALJ’s Chief Executive Officer. The CODM manages the business, allocates resources to, and assesses the performance of each operating segment using information about its net revenue and segment adjusted EBITDA. ALJ defines segment adjusted EBITDA as segment net loss before depreciation and amortization, interest expense, net, acquisition/disposition-related expenses, lease impairment, restructuring and cost reduction initiatives, Security Event expenses, stock-based compensation, gain on disposal of assets, net, bank fees accreted to term loans, loan amendment expenses, and provision for income taxes. Such amounts are detailed in ALJ’s segment reconciliation below. The accounting policies for segment reporting are the same as for ALJ as a whole.

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following tables present ALJ’s segment information for the three and six months ended March 31, 2022 and 2021:

	Three Months Ended March 31, 2022
(in thousands)	Faneuil	ALJ Corporate	Consolidated
Net revenue	$68,514	$—	$68,514
Segment adjusted EBITDA - continuing operations	$2,759	$(1,366)	$1,393
Depreciation and amortization			(2,754)
Interest expense, net			(2,593)
Acquisition/disposition-related expenses			(2,281)
Lease impairment			(2,158)
Provision for income taxes			(46)
Stock-based compensation			(42)
Net loss from continuing operations			(8,481)
Net income from discontinued operations, net of income taxes			5,565
Net loss			$(2,916)

	Six Months Ended March 31, 2022
(in thousands)	Faneuil	ALJ Corporate	Consolidated
Net revenue	$143,293	$—	$143,293

Segment adjusted EBITDA - continuing operations	$943	$(2,803)	$(1,860)
Depreciation and amortization			(6,139)
Interest expense, net			(5,298)
Lease impairment			(2,158)
Acquisition/disposition-related expenses			(4,670)
Security Event expenses			(168)
Stock-based compensation			(113)
Restructuring and cost reduction initiatives			(75)
Loss on disposal of assets, net			(26)
Benefit from income taxes			55
Net loss from continuing operations			(20,452)
Net income from discontinued operations, net of income taxes			8,144
Net loss			$(12,308)

	Three Months Ended March 31, 2021
(in thousands)	Faneuil	ALJ Corporate	Consolidated
Net revenue	$84,424	$—	$84,424
Segment adjusted EBITDA - continuing operations	$5,004	$(1,378)	$3,626
Depreciation and amortization			(3,125)
Interest expense, net			(2,451)
Bank fees accreted to term loans			(300)
Restructuring and cost reduction initiatives			(164)
Loan amendment expenses			(89)
Provision for income taxes			(50)
Stock-based compensation			(37)
Net loss from continuing operations			(2,590)
Net income from discontinued operations, net of income taxes			2,475
Net loss			$(115)

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Six Months Ended March 31, 2021
(in thousands)	Faneuil	ALJ Corporate	Consolidated
Net revenue	$170,393	$—	$170,393

Segment adjusted EBITDA - continuing operations	$8,641	$(2,620)	$6,021
Depreciation and amortization			(6,339)
Interest expense, net			(5,033)
Bank fees accreted to term loans			(600)
Restructuring and cost reduction initiatives			(188)
Loan amendment expenses			(177)
Provision for income taxes			(174)
Stock-based compensation			(85)
Net loss from continuing operations			(6,575)
Net income from discontinued operations, net of income taxes			4,373
Net loss			$(2,202)

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

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided in addition to the accompanying condensed consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition and cash flows. MD&A is organized as follows:

•	Overview. Discussion of our business and overall analysis of financial and other highlights affecting us to provide context for the remainder of MD&A.
•	Results of Operations. An analysis comparing our financial results for the three and six months ended March 31, 2022 to the three and six months ended March 31, 2021.
•

Liquidity and Capital Resources. An analysis comparing our cash flows for the six months ended March 31, 2022 to the three months ended March 31, 2021, and discussion of our financial condition and liquidity.

•	Contractual Obligations. Discussion of contractual obligations on March 31, 2022.
•	Off-Balance Sheet Arrangements. Discussion of off-balance sheet arrangements on March 31, 2022.
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

Overview

ALJ Regional Holdings, Inc. (including subsidiaries, referred to collectively herein as “ALJ” or “Company”) is a holding company. During the three and six months ended March 31, 2022, ALJ consisted of the following wholly-owned subsidiaries:

•

Faneuil, Inc. (including its subsidiaries, “Faneuil”). Faneuil is a leading provider of call center services, back-office operations, staffing services, and toll collection services to government and regulated commercial clients across the United States, focusing on the healthcare, utility, transportation, and toll revenue collection industries. Faneuil is headquartered in Hampton, Virginia. ALJ acquired Faneuil in October 2013. On April 1, 2022, ALJ completed the sale of Faneuil’s tolling and transportation and health benefit exchange vertical. See Asset Sale - Faneuil below.

•

Phoenix Color Corp. (including its subsidiaries, “Phoenix”). Phoenix is a leading manufacturer of book components, educational materials and related products producing value-added components, heavily illustrated books and commercial specialty products using a broad spectrum of materials and decorative technologies. Phoenix is headquartered in Hagerstown, Maryland. ALJ acquired Phoenix in August 2015. On April 13, 2022, ALJ completed its sale of Phoenix. See Discontinued Operations – Phoenix below.

ALJ owned a third segment, Floors-N-More, LLC, d/b/a, Carpets N’ More (“Carpets”). Carpets was a floor covering retailer in Las Vegas, Nevada, and a provider of multiple products for the commercial, retail and home builder markets including all types of flooring, countertops, cabinets, window coverings and garage/closet organizers. ALJ acquired and disposed of Carpets in April 2014 and February 2021, respectively. See Discontinued Operations – Carpets below.

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

Recent Developments

Discontinued Operations – Carpets

In February 2021, ALJ completed the sale of Carpets (the “Carpets Sale”). The Company determined that the Carpets Sale qualified as discontinued operations as defined by Accounting Standards Codification (“ASC”) 205-20-45, Presentation of Financial Statements — Discontinued Operations — Other Presentation Matters (“ASC 205”) because the Carpets Sale represented a strategic shift with a major effect on the Company's operations and financial results. Pursuant to ASC 205, Carpets results of operations and cash flows were classified as discontinued operations for the three and six months ended March 31, 2021.

Discontinued Operations – Phoenix

In February 2022, ALJ entered into a stock purchase agreement (the “Stock Purchase Agreement”) to sell all of the outstanding shares of common stock of Phoenix (the “Phoenix Sale”) for cash consideration totaling approximately $136.4 million, subject to post-closing working capital adjustments. The Phoenix Sale closed on April 13, 2022.  The Company expects to recognize a gain on sale of discontinued operations, before related income taxes, of approximately $45.0 million to $60.0 million during the three months ended June 30, 2022.

The Company determined that the Phoenix Sale qualified as discontinued operations as defined by ASC 205 because the Phoenix Sale represented a strategic shift with a major effect on the Company's operations and financial results.  Pursuant to ASC 205, Phoenix assets, liabilities, results of operations, and cash flows were classified as discontinued operations for all periods presented. Interest expense previously allocated to Phoenix does not qualify for classification within discontinued operations and has been reallocated to continuing operations.

Asset Sale - Faneuil

In December 2021, ALJ entered into an agreement to sell certain assets of Faneuil’s tolling and transportation vertical and health benefit exchange vertical (the “Faneuil Asset Sale”). The Faneuil Asset Sale closed on April 1, 2022, for cash consideration of $142.3 million less an indemnification escrow amount of approximately $15.0 million. Faneuil is also eligible to receive additional earn-out payments based upon the performance of certain customer agreements in an aggregate amount of up to $25.0 million. The Company expects to recognize a gain on sale of assets, before related income taxes, of approximately $110.0 million to $125.0 million during the three months ended June 30, 2022.

Faneuil entered into a Transition Services Agreement ("TSA"), which is designed to ensure and facilitate an orderly transfer of the tolling and transportation vertical and health benefit exchange vertical. The services provided under the TSA will terminate at various times between 30 days and 365 days from the closing date of the Faneuil Asset Sale and can be renewed, in whole or in part, in 30-day increments, for a maximum of 180 days. Except for customary post-closing adjustments and transition services, Faneuil will have no continuing involvement in the disposed verticals subsequent to the completion of the sale.

The Company determined that the Faneuil Asset Sale does not qualify as discontinued operations as defined by ASC 205 because the Faneuil Asset Sale does not represent a strategic shift with a major effect on the Company's operations and financial results. The associated assets and liabilities met the held-for-sale criteria as defined by ASC 360-10-45-9, Long-Lived Assets Classified as Held for Sale (“ASC 360”). As such, the associated assets and liabilities were classified as held for sale on March 31, 2022, and were valued at the lower of cost or fair value less cost to sell.

Termination of Debt

Termination of Blue Torch Term Loan

On April 1, 2022, in connection with the Faneuil Asset Sale, the Company repaid in full all outstanding indebtedness and terminated all commitments and obligations under that certain Financing Agreement, dated June 29, 2021 (the “Blue Torch Term Loan”). ALJ’s payment to Blue Torch was approximately $92.2 million, which satisfied all of the Company’s debt obligations under the Blue Torch Term Loan (“Blue Torch Payoff”). The Company was not required to pay any prepayment premiums as a result of the repayment of indebtedness under the Blue Torch Term Loan, which provided that the mandatory prepayment made in connection with the proceeds from the Faneuil Asset Sale were exempt from such pre-payment premiums. In connection with the repayment of outstanding indebtedness by the Company, the lenders automatically and permanently released all security interests, mortgages, liens and encumbrances under the Blue Torch Term Loan.

Termination of PNC Revolver

In connection with the Phoenix Sale on April 13, 2022, the Company repaid in full all outstanding indebtedness and terminated all commitments and obligations under that Amended and Restated Financing Agreement, dated as of June 29, 2021 (as amended, the “PNC Revolver”). The Company was required to pay a pre-payment premium of $0.3 million as a result of the repayment of indebtedness under the PNC Revolver. In connection with the repayment of outstanding indebtedness by the Company, the lenders automatically and permanently released all security interests, mortgages, liens and encumbrances under the PNC Revolver.

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

The following table sets forth certain Condensed Consolidated Statements of Operations data in dollars and as a percentage of net revenue for each period as follows:

	Three Months Ended March 31, 2022		Three Months Ended March 31, 2021
		% of		% of
(in thousands, except per share amounts)	Dollars	Net Revenue	Dollars	Net Revenue
Net revenue
Faneuil	$68,514	100.0%	$84,424	100.0%
Consolidated net revenue	68,514	100.0	84,424	100.0
Cost of revenue
Faneuil	58,194	84.9	70,160	83.1
Consolidated cost of revenue	58,194	84.9	70,160	83.1
Selling, general, and administrative expense
Faneuil	7,561	11.0	9,424	11.2
ALJ	3,689	—	1,804	—
Consolidated selling, general, and administrative expense	11,250	16.4	11,228	13.3
Depreciation and amortization expense
Faneuil	2,754	4.0	3,125	3.7
Consolidated depreciation and amortization expense	2,754	4.0	3,125	3.7
Lease impairment	2,158	3.1	—	0.0
Total consolidated operating expenses	74,356	108.5	84,513	100.1
Consolidated operating loss	(5,842)	(8.5)	(89)	(0.1)
Interest expense	(2,593)	(3.8)	(2,451)	(2.9)
Provision for income taxes	(46)	(0.7)	(50)	(0.6)
Net loss from continuing operations	(8,481)	(12.4)	(2,590)	(3.1)
Net income from discontinued operations, net of income taxes	5,565	8.1	2,475	2.9
Net loss	$(2,916)	(4.3)	$(115)	(0.1)
(Loss) income per share of common stock–basic:
Continuing operations	$(0.20)		$(0.06)
Discontinued operations	$0.13		$0.06
Net loss per share (1)	$(0.07)		$—
(Loss) income per share of common stock–diluted
Continuing operations	$(0.20)		$(0.06)
Discontinued operations	$0.10		$0.05
Net loss per share (1)	$(0.07)		$—
Weighted average shares of common stock outstanding:
Basic	42,409		42,321
Diluted	54,691		54,458

Net Revenue

	Three Months Ended March 31,
(in thousands)	2022	2021	$ Change	% Change
Faneuil	$68,514	$84,424	$(15,910)	(18.8)%
Consolidated net revenue	$68,514	$84,424	$(15,910)	(18.8)%

Faneuil Net Revenue

Faneuil net revenue for the three months ended March 31, 2022 was $68.5 million, a decrease of $15.9 million, or 18.8%, compared to net revenue of $84.4 million for the three months ended March 31, 2021. The decrease was mainly attributable to a $19.5 million reduction driven by the completion of customer contracts, somewhat offset by a $2.9 million net increase in existing customer call volumes.

The following table, which has been adjusted for the Faneuil Asset Sale, reflects the amount of Faneuil’s backlog, which represents multi-year contract deliverables, by the year Faneuil expects to recognize such net revenue:

	As of March 31,
(in millions)	2022	2021
Within one year	$60.6	$119.4
Between one year and two years	24.8	54.2
Between two years and three years	11.9	28.6
Between three years and four years	3.2	11.6
Thereafter	4.8	6.3
Total Faneuil backlog	$105.3	$220.1

The decrease in total Faneuil backlog from March 31, 2022 compared to March 31, 2021 was primarily the result of negotiating an early termination of a large unprofitable contract and revenue recognition of contract backlog on March 31, 2021.

For further discussion of our subsidiaries’ backlog, see “Part II, Item 1A. Risk Factors - Risks Related to our Business Generally and our Common Stock - We may not receive the full amounts estimated under the contracts in our backlog, which could reduce our net revenue in future periods below the levels anticipated. This makes backlog an uncertain indicator of future operating results.”

Cost of Revenue

	Three Months Ended March 31,
(in thousands)	2022	2021	$ Change	% Change
Faneuil	$58,194	$70,160	$(11,966)	(17.1)%
As a percentage of segment net revenue	84.9%	83.1%
Consolidated cost of revenue	$58,194	$70,160	$(11,966)	(17.1)%

Faneuil Cost of Revenue

Faneuil cost of revenue for the three months ended March 31, 2022 was $58.2 million, a decrease of $12.0 million, or 17.1%, compared to cost of revenue of $70.2 million for the three months ended March 31, 2021. The decrease in cost of revenue was a direct result of the decreased net revenue. During the three months ended March 31, 2022, as compared to the three months ended March 31, 2021, cost of revenue as a percentage of segment net revenue increased to 84.9% from 83.1%, respectively, as a result of supplementing Faneuil’s call center workforce with more costly subcontract labor during the three months ended March 31, 2022.

Selling, General, and Administrative Expense

	Three Months Ended March 31,
(in thousands)	2022	2021	$ Change	% Change
Faneuil	$7,561	$9,424	$(1,863)	(19.8)%
ALJ	3,689	1,804	1,885	104.5
Consolidated selling, general and administrative expense	$11,250	$11,228	$22	0.2%

Faneuil Selling, General, and Administrative Expense

Faneuil selling, general, and administrative expense for the three months ended March 31, 2022 was $7.6 million, a decrease of $1.9 million, or 19.8%, compared to selling, general, and administrative expense of $9.4 million for the three months ended March 31, 2021. The decrease was primarily attributable to lower performance-based bonuses for selling, general, and administrative personnel and reduced legal fees as a result of settling legal claims, slightly offset by higher bad debt expense driven by one terminated contract.  During the three months ended March 31, 2022 compared to the three months ended March 31, 2021, selling, general, and administrative expense as a percentage of segment net revenue was fairly constant at 11.0% and 11.2%, respectively. Certain selling, general, and administrative expenses do not fluctuate directly with net revenue. As such, we expect selling, general, and administrative expense as a percentage of segment net revenue to fluctuate.

ALJ Selling, General, and Administrative Expense

ALJ selling, general, and administrative expense for the three months ended March 31, 2022 was $3.7 million, an increase of $1.9 million, or 104.5%, compared to selling, general, and administrative expense of $1.8 million for the three months ended March 31, 2021.  The increase was mainly attributable to acquisition/disposition-related legal fees.

Depreciation and Amortization Expense

	Three Months Ended March 31,
(in thousands)	2022	2021	$ Change	% Change
Faneuil	$2,754	$3,125	$(371)	(11.9)%
Consolidated depreciation and amortization expense	$2,754	$3,125	$(371)	(11.9)%

Faneuil Depreciation and Amortization Expense

Faneuil depreciation and amortization expense was $2.8 million and $3.1 million for the three months ended March 31, 2022 and March 31, 2021, respectively.  Because certain Faneuil contracts require capital investments, Faneuil depreciation and amortization expense is impacted by the timing of new contracts and the completion of existing contracts.

Interest Expense

Interest expense was consistent at $2.6 million and $2.5 million for the three months ended March 31, 2022 and March 31, 2021, respectively. Interest expense was impacted by lower interest rates offset by higher amortization of deferred loan costs, which were both attributable to our debt refinance in June 2021.

Provision for Income Taxes

We recorded a provision for income taxes from continuing operations of less than $0.1 million for both the three months ended March 31, 2022 and 2021. Our effective tax rate from continuing operations for the three months ended March 31, 2022 was (0.6)%, as a result of generating state taxable income, offset by changes to the valuation allowance recorded against net deferred tax assets. Our effective tax rate from continuing operations for the three months ended March 31, 2021 was (2.0%), which was also due to generating state taxable income, offset by changes to the valuation allowance recorded against net deferred tax assets. The increase in our effective tax rate was attributable to an increase in forecasted operating losses, as well as changes to the valuation allowance recorded against net deferred tax assets.

We recorded a provision for income taxes for discontinued operations of $0.3 million and less than $0.1 million for the three months ended March 31, 2022 and 2021, respectively.

Net Income from Discontinued Operations, Net of Income Taxes

	Three Months Ended March 31,
(in thousands)	2022	2021	$ Change	% Change
Phoenix – discontinued operations	$5,565	$3,335	$2,230	66.9%
Carpets – discontinued operations	—	(99)	99	NM
Carpets – loss on sale	—	(761)	761	NM
Net income from discontinued operations, net of income taxes	$5,565	$2,475	$3,090	124.8%

NM – Not meaningful.

As a result of the Phoenix Sale, Phoenix results of operations were classified as discontinued operations for the three months ended March 31, 2022 and 2021. Both the three months ended March 31, 2022 and 2021 were attributable to the operations of Phoenix. We expect to report a gain on the sale of Phoenix during the three months ended June 30, 2022.

As a result of the sale of Carpets in February 2021, Carpets had no discontinued operations during the three months ended March 31, 2022.

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

	Three Months Ended March 31,
(in thousands)	2022	2021	$ Change	% Change
Faneuil	$2,759	$5,004	$(2,245)	(44.9)%
ALJ	(1,366)	(1,378)	12	0.9
Segment adjusted EBITDA	$1,393	$3,626	$(2,233)	(61.6)%

Faneuil Segment Adjusted EBITDA

Faneuil segment adjusted EBITDA was $2.8 million for the three months ended March 31, 2022 compared to segment adjusted EBITDA of $5.0 million for the three months ended March 31, 2021.  Segment adjusted EBITDA decreased $2.2 million, or 44.9%, driven by the completion of certain contracts.

ALJ Segment Adjusted EBITDA

ALJ segment adjusted EBITDA loss for the three months ended March 31, 2022 was ($1.4) million for both the three months ended March 31, 2022 and 2021.

Six Months Ended March 31, 2022 Compared to Six Months Ended March 31, 2021

The following table sets forth certain Condensed Consolidated Statements of Operations data in dollars and as a percentage of net revenue for each period as follows:

	Six Months Ended March 31, 2022		Six Months Ended March 31, 2021
		% of		% of
(in thousands, except per share amounts)	Dollars	Net Revenue	Dollars	Net Revenue
Net revenue
Faneuil	$143,293	100.0%	$170,393	100.0%
Consolidated net revenue	143,293	100.0	170,393	100.0
Cost of revenue
Faneuil	125,719	87.7	144,038	84.5
Consolidated cost of revenue	125,719	87.7	144,038	84.5
Selling, general, and administrative expense
Faneuil	16,874	11.8	17,902	10.5
ALJ	7,586	—	3,481	—
Consolidated selling, general, and administrative expense	24,460	17.1	21,383	12.5
Depreciation and amortization expense
Faneuil	6,139	4.3	6,340	3.7
Consolidated depreciation and amortization expense	6,139	4.3	6,340	3.7
Lease impairment	2,158	1.5	—	—
Loss on disposal of assets, net	26	—	—	—
Total consolidated operating expenses	158,502	110.6	171,761	100.8
Consolidated operating loss	(15,209)	(10.6)	(1,368)	(0.8)
Interest expense	(5,298)	(3.7)	(5,033)	(3.0)
Benefit from (provision for) income taxes	55	0.4	(174)	(1.0)
Net loss from continuing operations	(20,452)	(14.3)	(6,575)	(3.9)
Net income from discontinued operations, net of taxes	8,144	5.7	4,373	2.6
Net loss	$(12,308)	(8.6)	$(2,202)	(1.3)
(Loss) income per share of common stock–basic:
Continuing operations	$(0.48)		$(0.16)
Discontinued operations	$0.19		$0.10
Net loss per share (1)	$(0.29)		$(0.05)
(Loss) income per share of common stock–diluted	$—		$—
Continuing operations	$(0.48)		$(0.16)
Discontinued operations	$0.15		$0.08
Net loss per share (1)	$(0.29)		$(0.05)
Weighted average shares of common stock outstanding:
Basic	42,406		42,319
Diluted	54,681		54,363

Net Revenue

	Six Months Ended March 31,
(in thousands)	2022	2021	$ Change	% Change
Faneuil	$143,293	$170,393	$(27,100)	(15.9)%
Consolidated net revenue	$143,293	$170,393	$(27,100)	(15.9)%

Faneuil Net Revenue

Faneuil net revenue for the six months ended March 31, 2022 was $143.3 million, a decrease of $27.1 million, or 15.9%, compared to net revenue of $170.4 million for the six months ended March 31, 2021. The decrease was mainly attributable to a $38.8 million reduction driven by the completion of customer contracts, somewhat offset by an $11.0 million net increase in existing customer call volumes.

Cost of Revenue

	Six Months Ended March 31,
(in thousands)	2022	2021	$ Change	% Change
Faneuil	$125,719	$144,038	$(18,319)	(12.7)%
As a percentage of segment net revenue	87.7%	84.5%
Consolidated cost of revenue	$125,719	$144,038	$(18,319)	(12.7)%

Faneuil Cost of Revenue

Faneuil cost of revenue for the six months ended March 31, 2022 was $125.7 million, a decrease of $18.3 million, or 12.7%, compared to cost of revenue of $144.0 million for the six months ended March 31, 2021. The decrease in cost of revenue was a direct result of the decreased net revenue. During the six months ended March 31, 2022, as compared to the six months ended March 31, 2021, cost of revenue as a percentage of segment net revenue increased to 87.7% from 84.5%, respectively, as a result of supplementing Faneuil’s call center workforce with more costly subcontract labor during the six months ended March 31, 2022.

Selling, General, and Administrative Expense

	Six Months Ended March 31,
(in thousands)	2022	2021	$ Change	% Change
Faneuil	$16,874	$17,902	$(1,028)	(5.7)%
ALJ	7,586	3,481	4,105	117.9
Consolidated selling, general and administrative expense	$24,460	$21,383	$3,077	14.4%

Faneuil Selling, General, and Administrative Expense

Faneuil selling, general, and administrative expense for the six months ended March 31, 2022 was $16.9 million, a decrease of $1.0 million, or 5.7%, compared to selling, general, and administrative expense of $17.9 million for the six months ended March 31, 2021. The decrease was primarily attributable to lower performance-based bonuses for selling, general, and administrative personnel and reduced legal fees as a result of settling legal claims, slightly offset by higher bad debt expense driven by one terminated contract and higher medical insurance claims under Faneuil’s self-insurance medical plan. During the six months ended March 31, 2022 compared to the six months ended March 31, 2021, selling, general, and administrative expense as a percentage of segment net revenue increased to 11.8% from 10.5% mostly due to the decrease in net revenue. Certain selling, general, and administrative expenses do not fluctuate directly with net revenue. As such, we expect selling, general, and administrative expense as a percentage of segment net revenue to fluctuate.

ALJ Selling, General, and Administrative Expense

ALJ selling, general, and administrative expense for the six months ended March 31, 2022 was $7.6 million, an increase of $4.1 million, or 117.9%, compared to selling, general, and administrative expense of $3.5 million for the six months ended December 31, 2020.  The increase was mainly attributable to acquisition/disposition-related legal fees.

Depreciation and Amortization Expense

	Six Months Ended March 31,
(in thousands)	2022	2021	$ Change	% Change
Faneuil	$6,139	$6,340	$(201)	(3.2)%
Consolidated depreciation and amortization expense	$6,139	$6,340	$(201)	(3.2)%

Faneuil Depreciation and Amortization Expense

Faneuil depreciation and amortization expense was consistent at $6.1 million and $6.3 million for the six months ended March 31, 2022 and March 31, 2021, respectively.  Because certain Faneuil contracts require capital investments, Faneuil depreciation and amortization expense is impacted by the timing of new contracts and the completion of existing contracts.

Interest Expense

Interest expense was consistent at $5.3 million and $5.0 million for the six months ended March 31, 2022 and March 31, 2021, respectively. Interest expense was impacted by lower interest rates offset by higher amortization of deferred loan costs, which were both attributable to our debt refinance in June 2021.

Provision for Income Taxes

ALJ recorded a benefit from income taxes for continuing operations of $0.1 million and a provision for income taxes of $0.2 million for the six months ended March 31, 2022 and 2021, respectively. Our effective tax rate from continuing operations for the six months ended March 31, 2022 was 0.3%, as a result of generating state taxable income, offset by changes to the valuation allowance recorded against net deferred tax assets. Our effective tax rate from continuing operations for the six months ended March 31, 2021 was (3.0%), which was also due to generating state taxable income, offset by changes to the valuation allowance recorded against net deferred tax assets. The increase in our effective tax rate was attributable to an increase in forecasted operating losses, as well as changes to the valuation allowance recorded against net deferred tax assets.

We recorded a provision for income taxes for discontinued operations of $0.2 million for the six months ended March 31, 2022 and 2021.

Net Income from Discontinued Operations, Net of Income Taxes

	Six Months Ended March 31,
(in thousands)	2022	2021	$ Change	% Change
Phoenix – discontinued operations	$8,144	$5,436	$2,708	49.8%
Carpets – discontinued operations	—	(302)	302	NM
Carpets – loss on sale	—	(761)	761	NM
Net income from discontinued operations, net of income taxes	$8,144	$4,373	$3,771	86.2%

NM – Not meaningful.

As a result of the Phoenix Sale, Phoenix results of operations were classified as discontinued operations for the six months ended March 31, 2022 and 2021. Both the six months ended March 31, 2022 and 2021 were attributable to the operations of Phoenix.

As a result of the sale of Carpets in February 2021, Carpets had no discontinued operations during the six months ended March 31, 2022.

Segment Adjusted EBITDA

	Six Months Ended March 31,
(in thousands)	2022	2021	$ Change	% Change
Faneuil	$943	$8,641	$(7,698)	(89.1)%
ALJ	(2,803)	(2,620)	(183)	(7.0)
Segment adjusted EBITDA	$(1,860)	$6,021	$(7,881)	(130.9)%

Faneuil Segment Adjusted EBITDA

Faneuil segment adjusted EBITDA was $0.9 million for the six months ended March 31, 2022 compared to segment adjusted EBITDA of $8.6 million for the six months ended March 31, 2021.  Segment adjusted EBITDA decreased $7.7 million, or 89.1%, driven by the wind-down of certain contracts, higher medical insurance claims under Faneuil’s self-insurance medical plan, and the usage of more costly subcontract labor to supplement the call center workforce.

ALJ Segment Adjusted EBITDA

ALJ segment adjusted EBITDA loss for the six months ended March 31, 2022 was ($2.8) million compared to segment adjusted EBITDA loss of ($2.6) million for the six months ended March 31, 2021. ALJ segment adjusted EBITDA loss for six months ended March 31, 2022 was impacted by additional headcount and compensation-related expenses.

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

Liquidity and Capital Resources

Historically, our principal sources of liquidity have been cash provided by operations and borrowings under various debt arrangements.  During April 2022, the following transactions had, and will continue to have, a significant impact on our liquidity and capital resources:

•	Faneuil Asset Sale
•	Phoenix Sale
•	Blue Torch Payoff
•	Termination of PNC Revolver

See Recent Developments in the MD&A introduction above for a further discussion of these transactions.

The following table summarizes the impact that the above transactions had, or are expected to have, on our liquidity.  The amounts are management’s best estimates at the time this report was filed and are subject to change.

(in millions)	Amount
Cash Inflows:
Proceeds from Faneuil Asset Sale(1)	$127.3
Proceeds from Phoenix Sale(2)	136.4
Cash Outflows:
Blue Torch Payoff	(92.2)
PNC Revolver Payoff	(11.6)
Transaction-related expenses (including income taxes)(3)	(27.3)
Estimated net increase to ALJ liquidity	$132.6

(1)

Includes $2.1 million proceeds, which are expected to be received during our fiscal third quarter, upon the customer’s final approval. Does not include approximately $15.0 million held in an indemnification escrow account or the potential earn-out payments based upon the performance of certain customer agreements in an aggregate amount of up to $25.0 million.

(2)	Subject to post-closing working capital adjustments.

(3)	Estimated transaction-related expenses that will be recorded and paid after March 31, 2022. Does not include $4.7 million of expenses recorded prior to March 31, 2022.

Summary of Cash Flows

In summary, our cash flows for each period were as follows:

	Six Months Ended March 31,
(in thousands)	2022	2021
Cash (used for) provided by operating activities	$(100)	$11,122
Cash used for investing activities	(3,048)	(3,704)
Cash provided by (used for) financing activities	3,510	(8,902)
Change in cash and cash equivalents	$362	$(1,484)

For the six months ended March 31, 2022, we recognized a net loss of $12.3 million, used cash for operating activities of $0.1 million, used cash for investing activities of $3.0 million, and generated cash from financing activities of $3.5 million.

For the six months ended March 31, 2021, we recognized a net loss of $2.2 million, generated cash from operating activities of $11.1 million, used cash for investing activities of $3.7 million, and used cash for financing activities of $8.9 million.

Operating Activities

Cash used for operating activities of $0.1 million during the six months ended March 31, 2022 was the result of our $12.3 million net loss, $9.7 million addback of net non-cash expenses, and $2.5 million of net cash provided by changes in operating assets and liabilities. The most significant component of net non-cash expenses was depreciation and amortization expense of $6.1 million and lease impairment of $2.2, which was driven by subleasing excess real estate.  The most significant components of changes in operating assets and liabilities were mostly attributable to the timing of cash receipts from Faneuil’s customers and repayment of 50%, or $3.6 million, of payroll-related taxes, which were deferred in previous reporting periods under the CARES Act.

Cash provided by operating activities of $11.1 million during the six months ended March 31, 2021 was the result of our $2.2 million net loss, $8.5 million addback of net non-cash expenses, and $4.8 million of net cash provided by changes in operating assets and liabilities. The most significant component of net non-cash expenses was depreciation and amortization expense of $6.3 million. The most significant components of changes in operating assets and liabilities were mostly attributable to the timing of Faneuil’s significant new customer implementations and included accounts payable of $4.4 million, and deferred revenue and customer deposits of $2.8 million, which used cash. Additionally, the CARES Act allowed us to defer payment for $7.2 million of payroll-related taxes, of which $3.6 million was recorded in accrued expenses and $3.6 million was recorded in other non-current liabilities on March 31, 2021. Our discontinued operations provided $7.7 million of cash in the normal course of operations.

Cash used for operations for the six months ended March 31, 2022, compared to cash provided by operations for the six months ended March 31, 2021, was impacted by the timing of the repayment and deferral of payroll-related taxes under the CARES Act.

Investing Activities

For the six months ended March 31, 2022, our investing activities used $3.0 million of cash, of which $2.3 million was used by our discontinued operations to upgrade printer equipment, and $0.7 million was used to purchase computer equipment and software to support Faneuil’s new and existing customers.

For the six months ended March 31, 2021, our investing activities used $3.7 million of cash, of which $2.6 million was used to purchase equipment, software, and leasehold improvements for Faneuil’s new and existing customers, and $0.1 million was used to purchase capital equipment in the normal course of operations, offset by $0.4 million cash proceeds from the sale of Carpets. Additionally, our discontinued operations used $1.5 million of cash to purchase equipment in the normal course of operations.

Our investing activities during the six months ended March 31, 2022, compared to the six months ended March 31, 2021, were consistent and a result of normal business operations.

Financing Activities

For the six months ended March 31, 2022, our financing activities provided $3.5 million of cash as a result of drawing down on our line of credit of $6.1 million to pay short-term liabilities, including annual bonuses and the repayment of the CARES Act payroll-related taxes discussed above, partially offset by quarterly principal payments, totaling $1.9 million, on our term loan.

For the six months ended March 31, 2021, our financing activities used $8.9 million of cash.  We used $2.3 million to pay down our line of credit, $1.4 million for finance lease payments, and $4.1 million to pay down our term loans. Additionally, our discontinued operations used $1.1 million of cash to pay down term loans and finance lease payments.

Cash used for financing activities for the six months ended March 31, 2022 compared to cash provided by financing activities for the six months ended March 31, 2021 was impacted by the payment of short-term liabilities, which required us to draw on our line of credit facility. Our quarterly principal payments on our term loan were reduced as a result of our debt refinance in June 2021.

Contractual Obligations

The Faneuil Asset Sale and the Phoenix Sale, which resulted in the Blue Torch Loan Payoff and PNC Revolver termination, had a material impact to our contractual obligations.  As such, the following table summarizes pro forma contractual obligations on March 31, 2022 adjusted for the Blue Torch Loan Payoff and PNC Revolver termination, and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments due by Period
		Less Than	One – Three	Four – Five	More than Five
(in thousands)	Total	One Year	Years	Years	Years
Operating lease obligations (1)	$23,231	$3,044	$7,519	$7,160	$5,508
Other liabilities (2)	7,942	3,400	4,542	—	—
Convertible Promissory Notes (3)	6,026	—	6,026	—	—
Finance lease obligations (1)	720	720	—	—	—
Total contractual cash obligations (4)	$37,919	$7,164	$18,087	$7,160	$5,508

(1)	Refer to “Part I, Item 1. Financial Statements – Note 10. Leases.”
(2)

Amounts represent future cash payments to satisfy our short- and long-term workers’ compensation reserve, short- and long-term acquisition-related deferred and contingent liabilities, and other long-term liabilities recorded on our consolidated balance sheets. It excludes deferred revenue and non-cash items. Short- and long-term acquisition-related deferred and contingent payments are included in the table at total fair value, as defined by generally accepted accounting principles, of $4.7 million. As of March 31, 2022, the total maximum amount of acquisition-related deferred and contingent cash payments was $5.0 million.

(3)	Refer to “Part I, Item 1. Financial Statements – Note 8. Debt.”
(4)

Total excludes contractual obligations already recorded on our consolidated balance sheets as current liabilities, except for the short-term portions of our term loan, short-term portion of acquisition-related deferred and contingent payments, equipment financing agreement, and workers’ compensation reserve.

Off-Balance Sheet Arrangements

On March 31, 2022, we had two types of off-balance sheet arrangements.

Surety Bonds. As part of Faneuil’s normal course of operations, certain customers require surety bonds guaranteeing the performance of a contract. Subsequent to the Faneuil Asset Sale, the face value of such surety bonds, which represents the maximum cash payments that Faneuil’s surety would be obligated to pay under certain circumstances of non-performance, was $0.5 million, a decrease from $41.8 million on March 31, 2022. To date, Faneuil has not made any non-performance payments to any of its sureties.

Letters of Credit. ALJ had letters of credit totaling $3.5 million outstanding on March 31, 2022, which were collateralized by a borrowing sublimit on the PNC Revolver. Subsequent to the termination of the PNC Revolver, the letters of credit were collateralized by restricted cash.

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

For a complete summary of our significant accounting policies, please refer to “Part IV. Exhibits, Financial Statement Schedules –Note 2. Summary of Significant Accounting Policies,” included in our Fiscal 2021 Form 10-K. There have been no changes to our accounting policies during the three months ended March 31, 2022.

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

The industries in which Faneuil operates are highly competitive, which could decrease demand for Faneuil’s products or force Faneuil to lower its prices, which could have a material adverse effect on Faneuil’s business and our financial results.

Faneuil primarily competes based on quality, performance, innovation, technology, price, applications expertise, system and service flexibility, and established customer service capabilities, as its services relate to customer contact centers, and employee staffing. Faneuil may not be able to compete effectively on all these fronts or with all of its competitors.

Competitive pressures or the inability by Faneuil to adapt effectively and quickly to a changing competitive landscape could affect prices, margins or demand for products and services. If Faneuil is unable to respond timely and appropriately to these competitive pressures, from existing or new competitors, its business, market share and financial performance could be adversely affected.

We may not receive the full amounts estimated under the contracts in our backlog, which could reduce our revenue in future periods below the levels anticipated. This makes backlog an uncertain indicator of future operating results.

On March 31, 2022, Faneuil had a significant backlog. Our backlog is typically subject to large variations from quarter to quarter and comparisons of backlog from period to period are not necessarily indicative of future revenue. The contracts comprising our backlog may not result in actual revenue in any particular period or at all, and the actual revenue from such contracts may differ from our backlog estimates. In certain instances, customers may have the right to cancel, reduce or defer amounts that we have in our backlog, which could negatively affect our future revenue. The failure to realize all amounts in our backlog could adversely affect our revenue and gross margins. As a result, Faneuil’s backlog as of any particular date may not be an accurate indicator of our future revenue or earnings.

Risks Related to the Company Generally

A widespread health crisis, such as the COVID-19 pandemic, may adversely affect our business, results of operations and financial condition.

A widespread health crisis, including the COVID-19 pandemic, and related governmental responses may adversely affect our business, results of operations and financial condition. These effects could include disruptions to our workforce due to illness or “shelter-in-place” restrictions, temporary closures of our facilities, the interruption of our supply chains and distribution channels, and similar effects on our customers or suppliers that may impact their ability to perform under their contracts with us or cause them to curtail their business with us. In addition, we have taken and will continue to take temporary precautionary measures intended to help minimize the risk of COVID-19 to our employees, including requiring certain employees to work remotely and suspending non-essential travel and in-person meetings, which could negatively affect our business. Further, COVID-19 has and is expected to continue to adversely affect the economies and financial markets of many countries and most areas of the United States, which may affect demand for our products and services and our ability to obtain additional financing for our business. Further impacts specific to Faneuil’s businesses may include:

•	Prolonged interruption of Faneuil’s physical customer contact centers due to illness or stay-at-home regulations and costs related to transitioning to work from home arrangements; and
•	Similar impacts that negatively affect Faneuil’s significant customers.

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

We have in the past, and may in the future, incur indebtedness that could adversely affect our financial flexibility and expose us to risks that could materially adversely affect our liquidity and financial condition.

As of April 13, 2022, after giving effect to the application of the net proceeds of the Phoenix Sale and the termination of the PNC Revolver, we have no outstanding indebtedness other than certain convertible promissory notes outstanding. We may incur additional indebtedness in the future, which could have significant effects on our business, including:

•	limiting our ability to borrow additional amounts to fund capital expenditures, acquisitions, debt service requirements, execution of our growth strategy and other purposes;
•	limiting our ability to make investments, including acquisitions, loans and advances, and to sell, transfer or otherwise dispose of assets;
•

requiring us to dedicate a substantial portion of our cash flow from operations to pay principal and interest on our borrowings, which would reduce availability of our cash flow to fund working capital, capital expenditures, acquisitions, execution of our growth strategy and other general corporate purposes;

•

increasing our vulnerability to adverse changes in general economic, industry and competitive conditions, in government regulation and in our business by limiting our ability to plan for and react to changing conditions;

•	placing us at a competitive disadvantage compared with our competitors that have less debt; and
•

exposing us to risks inherent in interest rate fluctuations if our future borrowings are at variable rates of interest, which could result in higher interest expense in the event of increases in interest rates.

In addition, we may not be able to generate sufficient cash flow from our operations to repay our future indebtedness when it becomes due and to meet our other cash needs. If we are not able to pay our borrowings under future indebtedness as they become due, we will be required to pursue one or more alternative strategies, such as selling assets, refinancing or restructuring our indebtedness or selling additional debt or equity securities. We may not be able to refinance our future debt or sell additional debt or equity securities or our assets on favorable terms, if at all, and if we must sell our assets, it may negatively affect our business, financial condition and results of operations. In addition, we may be subject to prepayment penalties depending on when we repay our future indebtedness, which amounts could be material.

If we are unable to retain key members of our management team or attract, integrate and retain additional executives and other skilled personnel we need to support our operations and growth, we may be unable to achieve our goals and our business will suffer.

Our future success depends upon our ability to continue to attract, train, integrate and retain highly skilled employees, particularly those on our management team, including Jess Ravich, our Chief Executive Officer and Brian Hartman, our Chief Financial Officer, whose services are essential to the execution of our corporate strategy and ensuring the continued operations and integrity of financial reporting within our company. Our executive officers and other key employees are generally employed on an at-will basis, which means that such personnel could terminate their relationship with us at any time. The loss of any member of our senior management team could significantly delay or prevent us from achieving our business and/or development objectives and could materially harm our business.

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

Our executive officers and directors and their affiliated entities together beneficially owned approximately 55.7% of our outstanding common stock on May 1, 2022. Jess Ravich, our current Chief Executive Officer, beneficially owned approximately 47.1% of our common stock on May 1, 2022. As a result, these stockholders, if they act together or in a block, could have significant influence over most matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions, even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

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

We and Faneuil are currently involved in, and from time to time may become involved in, legal proceedings or be subject to claims arising in the ordinary course of our business. Litigation is inherently unpredictable, time-consuming and distracting to our management team, and the expenses of conducting litigation are not inconsequential. Such distraction and expense may adversely affect the execution of our business plan and our ability to compete effectively in the marketplace. Further, if we do not prevail in litigation in which we may be involved, our results could be adversely affected, in some cases, materially. For additional information, see “Part I, Item 1. Financial Statements – Note 9. Commitments and Contingencies - Litigation, Claims, and Assessments.”

Any business disruptions due to political instability, armed hostilities, acts of terrorism, natural disasters or other unforeseen events could adversely affect our financial performance.

If terrorist activities, armed conflicts (including Russia’s invasion of Ukraine), political instability, or natural disasters, including climate change related events, such events may negatively affect our operations, cause general economic conditions to deteriorate or cause demand for our services to decline. A prolonged economic slowdown or recession could reduce the demand for our services, and consequently, negatively affect our future sales and profits. Any disruption of operations due to unforeseen events at any of our principal facilities could adversely affect our business, results of operations, cash flows, and financial condition.

Account data breaches involving stored data, or the misuse of such data could adversely affect our reputation, performance, and financial condition.

We and Faneuil provide services that involve the storage of non-public information. Cyber-attacks designed to gain access to sensitive information are constantly evolving, and high-profile electronic security breaches leading to unauthorized releases of sensitive information have occurred recently at several major U.S. companies, including several large retailers, despite widespread recognition of the cyber-attack threat and improved data protection methods. Any breach of the systems on which sensitive data and account information are stored or archived and any misuse by our employees, by employees of data archiving services or by other unauthorized users of such data could lead to damage to our reputation, claims against us and other potential increases in costs. If we are unsuccessful in defending any lawsuit involving such data security breaches or misuse, we may be forced to pay damages, which could materially and adversely affect our profitability and financial condition. Also, damage to our reputation stemming from such breaches could adversely affect our prospects. As the regulatory environment relating to companies’ obligations to protect such sensitive data becomes stricter, a material failure on our part to comply with applicable regulations could subject us to fines or other regulatory sanctions.

Your share ownership may be diluted by the issuance of additional shares of our common or preferred stock in the future.

Your share ownership may be diluted by the issuance of additional shares of our common or preferred stock or securities convertible into common or preferred stock in the future. On March 31, 2022, a total of 1,410,000 shares of our common stock are issuable pursuant to outstanding options issued by us at a weighted-average exercise price of $3.48, and 1,610,538 shares of our common stock are issuable pursuant to outstanding warrants at a weighted-average exercise price of $0.56. On March 31, 2022, ALJ had debt that was convertible into 11,158,357 shares of common stock at the discretion of the debt holder. It is probable that options or warrants to purchase our common stock, or debt that is convertible into common stock, will be exercised during their respective terms if the fair market value of our common stock exceeds the exercise price of the particular option or warrant. If the stock options or warrants are exercised, your share ownership will be diluted. Additionally, options to purchase up to 1,375,000 shares of ALJ common stock are available for grant under our existing equity compensation plans on March 31, 2022.

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

Date: May 16, 2022
/s/ Jess Ravich
Jess Ravich
Chief Executive Officer
(Principal Executive Officer)

Date: May 16, 2022
/s/ Brian Hartman
Brian Hartman
Chief Financial Officer
(Principal Financial Officer)