Form 10-Q
period 2022-06-30
ALJ REGIONAL HOLDINGS INC
filed 2022-08-11
CIK 1438731

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2022

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller Reporting Company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of common stock, $0.01 par value per share, outstanding as of August 1, 2022, was 38,660,330.

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
•
our ability to identify, consummate, and integrate business acquisitions;
•
our ability to compete effectively;
•
statements regarding future revenue and the potential concentration of such revenue coming from a limited number of customers;
•
our ability to meet customer needs;
•
regulatory compliance costs;
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

ALJ REGIONAL HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED JUNE 30, 2022

PART I. FINANCIAL INFORMATION

Item 1 - Financial Statements

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	June 30, 2022	September 30, 2021
ASSETS
Current assets:
Cash and cash equivalents	$27,944	$2,276
Short-term investments	99,679	—
Accounts receivable, net of allowance for doubtful accounts of $1,300 and $– on June 30, 2022 and September 30, 2021	37,679	57,660
Prepaid expenses and other current assets	4,861	8,852
Current assets of discontinued operations	—	20,608
Total current assets	170,163	89,396
Property and equipment, net	10,756	22,864
Operating lease right-of-use assets	17,647	29,048
Intangible assets, net	9,980	11,906
Collateral deposits	4,123	487
Other assets	5,636	792
Long-term assets of discontinued operations	—	60,160
Total assets	$218,305	$214,653
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,990	$11,255
Accrued expenses	17,437	20,815
Income taxes payable	3,846	38
Deferred revenue and customer deposits	—	4,053
Term loans, net of deferred loan costs - current installments	—	2,692
Finance lease obligations - current installments	528	765
Operating lease obligations - current installments	3,200	4,722
Current portion of workers' compensation reserve	900	710
Other current liabilities	3,679	3,686
Current liabilities of discontinued operations	—	10,192
Total current liabilities	35,580	58,928
Line of credit, net of deferred loan costs	—	5,490
Term loans, less current portion, net of deferred loan costs	6,026	93,484
Deferred revenue, less current portion	—	369
Workers' compensation reserve, less current portion	1,902	1,749
Finance lease obligations, less current installments	—	332
Operating lease obligations, less current installments	20,167	32,767
Deferred tax liabilities, net	17	852
Other non-current liabilities	440	6,265
Long-term liabilities of discontinued operations	—	1,841
Total liabilities	64,132	202,077
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.01 par value; authorized – 100,000 shares; 42,409 and 42,406 issued and outstanding on June 30, 2022 and September 30, 2021, respectively	424	424
Additional paid-in capital	288,430	288,355
Accumulated deficit	(134,681)	(276,203)
Total stockholders’ equity	154,173	12,576
Total liabilities and stockholders’ equity	$218,305	$214,653

See accompanying notes

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Revenue:
Revenue	$25,110	$72,754	$168,403	$243,147
Other revenue	32,511	—	32,511	—
Total revenue and other revenue	57,621	72,754	200,914	243,147
Costs, expenses, and other:
Cost of revenue	52,352	59,209	178,071	203,247
Selling, general, and administrative expense	7,443	15,764	38,042	43,487
Lease impairment	—	—	2,158	—
Gain on sale of assets and other	(118,014)	—	(117,988)	—
Total operating costs, expenses, and other, net	(58,219)	74,973	100,283	246,734
Operating income (loss)	115,840	(2,219)	100,631	(3,587)
Other (expense) income, net:
Interest income	127	—	127	—
Interest expense	(151)	(2,623)	(5,449)	(7,656)
Loss on debt extinguishment	(3,884)	(1,914)	(3,884)	(1,914)
Total other expense, net	(3,908)	(4,537)	(9,206)	(9,570)
Income (loss) from continuing operations before income taxes	111,932	(6,756)	91,425	(13,157)
Provision for income taxes	(6,065)	(70)	(6,010)	(244)
Net income (loss) from continuing operations	105,867	(6,826)	85,415	(13,401)
Net income from discontinued operations, net of income taxes	47,963	3,322	56,107	7,695
Net income (loss)	$153,830	$(3,504)	$141,522	$(5,706)
Income (loss) per share of common stock–basic:
Continuing operations	$2.50	$(0.16)	$2.01	$(0.32)
Discontinued operations	$1.13	$0.08	$1.32	$0.18
Net income (loss) per share (1)	$3.63	$(0.08)	$3.34	$(0.13)
Income (loss) per share of common stock–diluted:
Continuing operations	$1.93	$(0.16)	$1.56	$(0.32)
Discontinued operations	$0.87	$0.06	$1.03	$0.14
Net income (loss) per share (1)	$2.81	$(0.08)	$2.59	$(0.13)
Weighted average shares of common stock outstanding:
Basic	42,409	42,321	42,408	42,320
Diluted	54,818	54,503	54,735	54,416

(1) Amounts may not add due to rounding.

See accompanying notes

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Nine Months Ended June 30,
	2022	2021
Operating activities:
Net income (loss)	$141,522	$(5,706)
Adjustments to reconcile net income (loss) to cash (used for) provided by operating activities:
Depreciation and amortization expense	8,630	9,455
Loss on debt extinguishment	3,884	1,914
Lease impairment	2,158	—
Amortization of discount of short-term investments	(83)	—
Interest expense and other bank fees accreted to term loans	—	1,691
Change in fair value of contingent consideration	300	1,100
Amortization of deferred loan costs	627	527
Stock-based compensation expense	154	126
Provision (reversal) for bad debts	1,300	(17)
Gain on sale of assets and other, excluding cash transaction costs paid	(124,301)	—
(Gain) loss on sale of subsidiaries, excluding cash transaction costs paid	(66,221)	761
Deferred income taxes	(835)	38
Changes in operating assets and liabilities:
Accounts receivable, net	18,681	1,298
Prepaid expenses, collateral deposits, and other current assets	3,991	(392)
ROU assets/ROU liabilities	(1,160)	(494)
Other assets	(3,480)	960
Accounts payable	(5,227)	(3,157)
Accrued expenses	(4,393)	2,797
Income tax payable	3,808	5
Deferred revenue	(4,422)	(4,820)
Other current liabilities and other non-current liabilities	(5,489)	2,914
Discontinued operations, net	1,331	11,662
Cash (used for) provided by operating activities	(29,225)	20,662
Investing activities:
Capital expenditures	(820)	(3,001)
Proceeds from the sale of subsidiaries	135,928	438
Proceeds from the sale of assets	127,442	—
Purchase of investments	(104,596)	—
Discontinued operations, net	(2,303)	(3,329)
Cash provided by (used for) investing activities	155,651	(5,892)
Financing activities:
Proceeds from term loans	—	95,000
Payments on term loans	(94,050)	(76,398)
Payments on line of credit, net	(5,490)	(14,417)
Deferred loan costs	(283)	(4,164)
Payments on finance leases	(607)	(2,350)
Payment of debt extinguishment penalties and other	(328)	(743)
Discontinued operations, net	—	(9,333)
Cash used for financing activities	(100,758)	(12,405)
Change in cash and cash equivalents	25,668	2,365
Cash and cash equivalents at beginning of the year	2,276	6,050
Cash and cash equivalents at end of the year	$27,944	$8,415

See accompanying notes

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Nine Months Ended June 30,
	2022	2021
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$4,933	$6,878
Taxes	$16,251	$89
Non-cash investing and financing activities:
Capital equipment purchases financed with term loans	$—	$4,000

See accompanying notes

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

(in thousands)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Common stock:
Balance, beginning of period	$424	$423	$424	$423
Issuance of common stock upon cashless exercise of stock options	—	—	—	—
Balance, end of period	$424	$423	$424	$423
Additional paid in capital:
Balance, beginning of period	$288,415	$288,225	$288,355	$288,193
Stock-based compensation expense - options	15	15	75	47
Balance, end of period	$288,430	$288,240	$288,430	$288,240
Accumulated deficit:
Balance, beginning of period	$(288,511)	$(273,762)	$(276,203)	$(271,560)
Net income (loss)	153,830	(3,504)	141,522	(5,706)
Balance, end of period	$(134,681)	$(277,266)	$(134,681)	$(277,266)
Total stockholders' equity	$154,173	$11,397	$154,173	$11,397

See accompanying notes

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. ORGANIZATION AND BASIS OF PRESENTATION

Organization

ALJ Regional Holdings, Inc. (including subsidiaries, referred to collectively herein as “ALJ” or “Company”) is a holding company. During the three and nine months ended June 30, 2022, ALJ consisted of the following wholly-owned subsidiaries:

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

As a result of the Phoenix Sale, ALJ had one operating segment for all periods presented.

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

Discontinued Operations – Carpets

In February 2021, ALJ completed the sale of Carpets (the “Carpets Sale”). The Company determined that the Carpets Sale qualified as discontinued operations as defined by Accounting Standards Codification (“ASC”) 205-20-45, Presentation of Financial Statements — Discontinued Operations — Other Presentation Matters (“ASC 205”) because the Carpets Sale represented a strategic shift with a major effect on the Company's operations and financial results. Pursuant to ASC 205, Carpets results of operations and cash flows were classified as discontinued operations for the nine months ended June 30, 2021. See Note 4 for additional financial information about Carpets’ discontinued operations.

Discontinued Operations – Phoenix

In February 2022, ALJ entered into a stock purchase agreement (the “Stock Purchase Agreement”) to sell all of the outstanding shares of common stock of Phoenix (the “Phoenix Sale”) for cash consideration, including post-closing working capital adjustments, totaling approximately $135.9 million. The Phoenix Sale closed on April 13, 2022. The Company recorded a gain on sale of discontinued operations, net of related income taxes, of $46.8 million during the three months ended June 30, 2022.

The Company determined that the Phoenix Sale qualified as discontinued operations as defined by ASC 205 because the Phoenix Sale represented a strategic shift with a major effect on the Company's operations and financial results. Pursuant to ASC 205, Phoenix assets, liabilities, results of operations, and cash flows were classified as discontinued operations for all periods presented. See Note 4 for additional financial information about Phoenix’s discontinued operations.

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Asset Sale - Faneuil

In December 2021, ALJ entered into an agreement to sell certain net assets of Faneuil’s tolling and transportation vertical and health benefit exchange vertical (the “Faneuil Asset Sale”). The Faneuil Asset Sale closed on April 1, 2022, for cash consideration of $142.3 million less an indemnification escrow amount of approximately $15.0 million. Faneuil is also eligible to receive additional earn-out payments based upon the performance of certain customer agreements in an aggregate amount of up to $25.0 million. The Company recorded a gain on sale of assets, net of related income taxes, of $112.0 million during the three and nine months ended June 30, 2022. See Note 4 for additional financial information about Faneuil's gain on sale of assets.

In connection with the Faneuil Asset Sale, Faneuil entered into a Transition Services Agreement ("TSA"), which is designed to ensure and facilitate an orderly transfer of the tolling and transportation vertical and health benefit exchange vertical. The services provided under the TSA will terminate at various times between 30 days and 365 days from the closing date of the Faneuil Asset Sale and can be renewed, in whole or in part, in 30-day increments, for a maximum of 180 days. Revenue earned from the TSA was disclosed as other revenue on the consolidated statements of operations during the three and nine months ended June 30, 2022. TSA-related expenses were recorded in their natural expense classification.

The Company determined that the Faneuil Asset Sale did not qualify as discontinued operations as defined by ASC 205 because the Faneuil Asset Sale does not represent a strategic shift with a major effect on the Company's operations and financial results. As such, Faneuil assets, liabilities, results of operations, and cash flows were included with continuing operations for all periods presented.

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

3. REVENUE RECOGNITION

Disaggregation of Revenue

As a result of the Phoenix Sale described in Note 1, all revenue reported was attributable to Faneuil for all periods presented.

Revenue by contract type was as follows for the three and nine months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Faneuil:
Utility	$14,295	$13,709	$40,854	$40,529
Healthcare	9,147	31,318	70,141	108,020
Other	1,327	965	2,791	3,576
Government	341	4,148	2,633	26,698
Transportation	—	22,614	51,984	64,324
Total revenue	25,110	72,754	168,403	243,147
Other revenue	32,511	—	32,511	—
Total revenue and other revenue	$57,621	$72,754	$200,914	$243,147

Substantially all of Faneuil revenue is recognized over time.

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Other Revenue

As discussed in Note 1, other revenue was attributable to Faneuil's TSA. The TSA has a single performance obligation, as the promises to provide the identified services are not distinct within the context of the TSA. The single performance obligation constitutes a series of distinct services as the customer benefits as services are provided. Service revenue is recognized over time using the input method. The input method provides a faithful depiction of the performance toward complete satisfaction of the performance obligation and can be tied to the direct cost incurred.

Contract Assets and Liabilities

The following table provides information about consolidated contract assets and contract liabilities at the end of each reporting period:

	June 30,	September 30,
(in thousands)	2022	2021
Contract assets:
Unbilled revenue (1)	$—	$69
Total contract assets	$—	$69
Contract liabilities:
Deferred revenue	$—	$4,422
Total contract liabilities	$—	$4,422

(1) Included in prepaid expenses and other current assets on the consolidated balance sheets. Unbilled revenue represents rights to consideration for services provided when the right is conditioned on something other than passage of time (for example, meeting a milestone for the right to bill under the cost-to-cost measure of progress). Unbilled revenue is transferred to accounts receivable when the rights become unconditional.

The following table provides changes in consolidated contract assets and contract liabilities from September 30, 2021 to June 30, 2022:

(in thousands)	Contract Assets	Contract Liabilities
Balance, September 30, 2021	$69	$4,422
Additions to contract assets	26	—
Revenue recognized	—	(8,403)
Cash received from customer and other	(95)	3,981
Balance, June 30, 2022	$—	$—

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

Transaction price allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue. Transaction price allocated to the remaining performance obligation is influenced by several factors, including the timing of renewals and average contract terms. The Company applied practical expedients to exclude amounts related to

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

performance obligations that are billed and recognized as they are delivered, optional purchases that do not represent material rights, and any estimated amounts of variable consideration that are subject to constraint.

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

Costs to Obtain a Contract

The Company recognizes an asset for the incremental costs of obtaining a contract with a customer if it expects the benefit of those costs to be longer than one year. The costs to obtain a contract capitalized are primarily sales commissions paid to our sales force personnel. Capitalized costs may also include portions of fringe benefits and payroll taxes associated with compensation for incremental costs to acquire customer contracts and incentive payments to partners. These costs are amortized over the term of the contract or the estimated life of the customer relationship if renewals are expected and the renewal commission is not commensurate with the initial commission. The Company expenses sales commissions when incurred if the amortization period of the sales commission is one year or less. The accounting for incremental costs of obtaining a contract with a customer is consistent with the accounting under previous guidance.

The following table provides changes in costs to obtain a contract for the three and nine months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021

Balance, beginning of period	$143	$412	$239	$593
Additions	285	—	363	99
Amortization, included in selling, general, and administrative expense	(113)	(111)	(287)	(391)
Balance, end of period	$315	$301	$315	$301

Reported as of end of period
Current - prepaid expenses and other current assets	283	213
Noncurrent - other assets	32	88
Total	$315	$301

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

The following table provides changes in costs to fulfill a contract for the three and nine months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021

Balance, beginning of period	$678	$4,363	$2,884	$5,118
Additions	—	55	2,756	6,047
Amortization, included in selling, general, and administrative expense	(127)	(877)	(5,089)	(7,624)
Balance, end of period	$551	$3,541	$551	$3,541

Reported as of end of period
Current - prepaid expenses and other current assets	252	2,946
Noncurrent - other assets	299	595
Total	$551	$3,541

Capitalized costs to obtain and fulfill a contract are periodically reviewed for impairment. ALJ did not incur any impairment losses during the three and nine months ended June 30, 2022 or 2021.

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4. DIVESTITURES AND DISCONTINUED OPERATIONS

Carpets Sale

As previously discussed in Note 1, ALJ sold Carpets during February 2021. As a result, ALJ recognized a loss on sale of $0.8 million during the nine months ended June 30, 2021 calculated as follows:

(in thousands)	Amount
Cash proceeds	$500
Net assets sold	(1,199)
Transaction costs	(62)
Impact of income taxes	—
Total loss on sale	$(761)

The carrying values of the net assets sold, at the time of closing, were as follows:

(in thousands)	Amount
Current assets	$4,615
Intangible assets, net	318
Other long-term assets	740
Current liabilities	(4,099)
Long-term liabilities	(375)
Net assets sold	$1,199

The following table presents information regarding certain components of loss from discontinued operations, net of income taxes, attributable to Carpets, for the nine months ended June 30, 2021:

Nine Months Ended
(in thousands)	June 30, 2021
Revenue	$13,799
Operating loss	(302)
Loss on sale	(761)
Loss before income taxes	(1,063)
Income tax expense	—
Loss from discontinued operations, net of income taxes	(1,063)

The following table presents significant components of cash flows of discontinued operations, attributable to Carpets, for the nine months ended June 30, 2021:

Nine Months Ended
(in thousands)	June 30, 2021
Operating activities
Depreciation and amortization expense	$199
Provision for bad debts and obsolete inventory	27
Changes in operating assets and liabilities:
Accounts receivable, net	399
Inventories, net	(12)
Prepaid expenses, collateral deposits, and other current assets	24
Other assets and liabilities, net	26
Investing activities
Capital expenditures	(7)

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Faneuil Asset Sale

As previously discussed in Note 1, ALJ sold certain net assets of Faneuil on April 1, 2022. As a result, the Company recorded a gain on sale of assets, net of related income taxes, of $112.0 million during the three and nine months ended June 30, 2022 calculated as follows:

(in thousands)	Amount
Cash proceeds	$127,442
Net assets sold	(3,114)
Transaction costs	(6,314)
Gain on sale of assets before income taxes	$118,014
Impact of income taxes (1)	(5,992)
Total gain on sale, net of income taxes	$112,022

(1) Included in the provision for income taxes on the consolidated statement of operations.

The carrying values of the net assets sold, at the time of closing, were as follows:

(in thousands)	Amount
Current assets	$215
Property and equipment, net	6,198
Operating lease right-of-use assets	7,572
Current liabilities	(1,376)
Long-term liabilities	(9,495)
Net assets sold	$3,114

Phoenix Sale

As previously discussed in Note 1, ALJ sold Phoenix on April 13, 2022. As a result, ALJ recognized a gain on sale, net of income taxes, of $46.8 million during the three months ended June 30, 2022, calculated as follows:

(in thousands)	Amount
Cash proceeds	$135,928
Net assets sold	(69,707)
Transaction costs	(6,441)
Impact of income taxes	(12,950)
Total gain on sale	$46,830

The carrying values of the net assets sold, at the time of closing, were as follows:

(in thousands)	Amount
Current assets	$22,270
Property and equipment, net	40,329
Other long-term assets	18,171
Current liabilities	(10,705)
Long-term liabilities	(358)
Net assets sold	$69,707

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents the carrying amount of major classes of assets and liabilities, attributable to Phoenix, classified as held for sale included in discontinued operations on September 30, 2021:

September 30,
(in thousands)	2021
Assets:
Accounts receivable	$10,912
Inventories, net	7,654
Prepaid expenses and other current assets	2,042
Property and equipment, net	41,066
Operating lease right-of-use assets	—
Intangible assets, net	18,705
Other long-term assets	389
Total assets of discontinued operations	$80,768
Liabilities:
Accounts payable	$3,986
Accrued expenses	5,396
Other current liabilities	810
Total long-term liabilities	1,841
Total liabilities of discontinued operations	$12,033

The following table presents certain components of results of operations reported as discontinued operations, attributable to Phoenix, for the three and nine months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Revenue	$4,275	$30,706	$65,040	$86,038
Operating income	1,133	3,793	9,277	9,391
Gain on sale, net of income taxes	46,830	—	46,830	—
Net income from discontinued operations, net of income taxes	47,963	3,322	56,107	8,758

The following table presents certain components of cash flows reported as discontinued operations, attributable to Phoenix, for the nine months ended June 30, 2022 and 2021:

	Nine Months Ended June 30,
(in thousands)	2022	2021
Operating activities
Depreciation and amortization expense	$4,092	$5,457
Provision for bad debts and obsolete inventory and other	(11)	(72)
Changes in operating assets and liabilities:
Accounts receivable, net	(549)	2,629
Inventories, net	(487)	(353)
Prepaid expenses, collateral deposits, and other current assets	1,026	1,033
Other assets and liabilities, net	(2,740)	2,305
Investing activities
Capital expenditures	(2,309)	(3,631)
Proceeds from sales of assets	6	309
Financing activities
Payments on finance leases	—	(7,538)
Payments on term loans	—	(1,637)
Payment of debt extinguishment penalties and other	—	(158)

5. CONCENTRATION RISKS

Cash

The Company maintains its cash balances in accounts, which, at times, may exceed federally insured limits. The Company has not experienced any loss in such accounts and believes there is little exposure to any significant credit risk.

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Major Customers and Accounts Receivable

As a result of the Phoenix Sale described in Note 1, all revenue reported was attributable to Faneuil for all periods presented. The percentages of ALJ consolidated revenue derived from its significant customers were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Customer A	56.4%	**	16.2%	**
Customer B	10.1	**	**	**
Customer C	**	**	**	11.8%
Customer D	**	11.7%	12.8	**

** Less than 10% of consolidated revenue.

Accounts receivable from significant customers during either the three or nine months ended June 30, 2022, totaled $27.4 million on June 30, 2022. As of June 30, 2022, all Faneuil accounts receivable were unsecured. The risk with respect to accounts receivable is mitigated by credit evaluations performed on customers and the short duration of payment terms extended to customers.

6. COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

Short-Term Investments

The following table summarizes the Company’s short-term and non-current investments recorded in the consolidated balance sheets on June 30, 2022. The Company did not have any short-term or non-current investments on September 30, 2021.

	June 30, 2022
(in thousands)	Short-Term	Non-Current	Total
Held-to-Maturity:
Treasury bills (1)	$99,679	$—	$99,679
Other investments (2)	—	5,000	5,000
Total investments	$99,679	$5,000	$104,679

(1) The carrying value of the investments approximates fair value due to the short-term nature of the instruments.

(2) Included in other assets on the consolidated balance sheets. As the investment was purchased on June 28, 2022, the carrying value of the investments approximates fair value due to short time from the purchase date to June 30, 2022.

Accounts Receivable, Net

The following table summarizes accounts receivable at the end of each reporting period:

	June 30,	September 30,
(in thousands)	2022	2021
Accounts receivable	$38,979	$57,455
Unbilled receivables	—	205
Accounts receivable	38,979	57,660
Less: allowance for doubtful accounts	(1,300)	—
Accounts receivable, net	$37,679	$57,660

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Property and Equipment

The following table summarizes property and equipment at the end of each reporting period:

	June 30,	September 30,
(in thousands)	2022	2021
Leasehold improvements	$16,461	$30,849
Computer and office equipment	12,414	22,387
Software	9,902	16,532
Furniture and fixtures	3,086	7,600
Machinery and equipment	631	1,190
Vehicles	154	155
Property and equipment	42,648	78,713
Less: accumulated depreciation and amortization	(31,892)	(55,849)
Property and equipment, net	$10,756	$22,864

Property and equipment depreciation and amortization expense, including amounts related to finance leased assets, was $1.8 million and $2.3 million for the three months ended June 30, 2022 and 2021, respectively, and $6.7 million and $7.1 million for the nine months ended June 30, 2022 and 2021, respectively.

Intangible Assets

The following tables summarize identified intangible assets at the end of each reporting period:

			June 30, 2022
(in thousands)	Weighted Average Original Life (Years)	Weighted Average Remaining Life (Years)	Gross	Accumulated Amortization	Net
Customer relationships	12.0	4.1	$16,550	$(10,948)	$5,602
Trade names	15.0	6.3	1,500	(870)	630
Supply agreements	7.0	1.9	2,910	(2,113)	797
Technology	8.0	5.1	3,400	(1,240)	2,160
Non-compete agreements	6.6	3.4	1,550	(759)	791
Totals			$25,910	$(15,930)	$9,980

			September 30, 2021
(in thousands)	Weighted Average Original Life (Years)	Weighted Average Remaining Life (Years)	Gross	Accumulated Amortization	Net
Customer relationships	12.0	4.8	$16,550	$(9,908)	$6,642
Trade names	15.0	7.0	1,500	(795)	705
Supply agreements	7.0	2.7	2,910	(1,802)	1,108
Technology	8.0	5.8	3,400	(921)	2,479
Non-compete agreements	6.6	4.1	1,550	(578)	972
Totals			$25,910	$(14,004)	$11,906

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Intangible asset amortization expense was $0.6 million and $0.8 million for the three months ended June 30, 2022 and 2021, respectively, and $1.9 million and $2.3 million for the nine months ended June 30, 2022 and 2021, respectively.

The following table presents expected future amortization expense as of June 30, 2022:

(in thousands)	Estimated Future Amortization
Fiscal 2022 (remaining)	$642
Fiscal 2023	2,567
Fiscal 2024	2,429
Fiscal 2025	2,116
Fiscal 2026	1,447
Thereafter	779
Total	$9,980

Accrued Expenses

The following table summarizes accrued expenses at the end of each reporting period:

	June 30,	September 30,
(in thousands)	2022	2021
Accrued compensation and related taxes	$9,878	$12,320
Acquisition contingent consideration	2,500	2,500
Legal	2,000	2,000
Medical and benefit-related payables	1,321	1,172
Other	1,212	1,216
Accrued board of director fees	526	131
Bank overdraft	—	1,366
Interest payable	—	110
Total accrued expenses	$17,437	$20,815

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

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7. INCOME(LOSS) PER SHARE

The following table summarizes basic and diluted income (loss) per share of common stock for each period presented:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands, except per share amounts)	2022	2021	2022	2021
Net income (loss) from continuing operations	$105,867	$(6,826)	$85,415	$(13,401)
Net income from discontinued operations, net of income taxes	47,963	3,322	56,107	7,695
Net income (loss)	$153,830	$(3,504)	$141,522	$(5,706)
Income (loss) per share of common stock–basic:
Continuing operations	$2.50	$(0.16)	$2.01	$(0.32)
Discontinued operations	$1.13	$0.08	$1.32	$0.18
Net income (loss) per share (1)	$3.63	$(0.08)	$3.34	$(0.13)
Income (loss) per share of common stock–diluted:
Continuing operations	$1.93	$(0.16)	$1.56	$(0.32)
Discontinued operations	$0.87	$0.06	$1.03	$0.14
Net income (loss) per share (1)	$2.81	$(0.08)	$2.59	$(0.13)
Weighted average shares of common stock outstanding:
Basic	42,409	42,321	42,408	42,320
Convertible debt	11,158	11,158	11,158	11,158
Warrants	1,207	1,006	1,135	923
Employee stock option grants	44	18	34	15
Diluted	54,818	54,503	54,735	54,416
Anti-dilutive shares excluded from diluted net income (loss) per share calculation:
Employee stock option grants	1,250	1,310	1,250	1,310
Warrants	-	1,297	-	1,297
Total	1,250	2,607	1,250	2,607

(1) Amounts may not add due to rounding.

8. DEBT

ALJ’s components of debt and the respective interest rate at the end of each reporting period were as follows:

	June 30, 2022		September 30, 2021
(in thousands)	Interest Rate	Balance	Interest Rate	Balance
Line of credit:
PNC Revolver		$—	5.25%	$5,490
PNC Revolver LIBOR		—	4.00	—
Line of credit, net of deferred loan costs		$—		$5,490
Current portion of term loans:
Current portion of Blue Torch Term Loan		$—	8.50	$3,800
Less: deferred loan costs		—		(1,108)
Current portion of term loans, net of deferred loan costs		$—		$2,692
Term loans, less current portion:
Blue Torch Term Loan, less current portion		$—	8.50	$90,250
Convertible Promissory Notes	8.25	6,026	8.25	6,026
Less: deferred loan costs		—		(2,792)
Term loans, less current portion, net of deferred loan costs		$6,026		$93,484

Total line of credit and term loans		$6,026		$101,666

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Debt Transactions Executed During the Three Months Ended June 30, 2021

New Term Loan

In June 2021, ALJ replaced its existing term loans by entering into a new term loan (“Blue Torch Term Loan”) with Blue Torch Business Finance, LLC ("Blue Torch") for an aggregate principal amount of $95.0 million. The Blue Torch Term Loan had an original maturity date of June 29, 2025, required annual principal payments of $3.8 million paid quarterly, included a prepayment penalty in certain instances, and was secured by substantially all the Company's assets.

Amendment and Restatement of Existing Line of Credit Revolver

In connection with the Blue Torch Term Loan, ALJ amended and restated in its entirety its existing line of credit financing agreement (as amended and restated, the “Amended PNC Revolver”). The Amended PNC Revolver provided for a total of $32.5 million, which included (i) revolving borrowings, and (ii) the issuance of letters of credit. The letters of credit had a sublimit of $15.0 million. The Amended PNC Revolver had an original maturity date of June 29, 2025, and was secured by substantially of the Company's assets.

Debt Transactions Executed During the Three Months Ended June 30, 2022

Termination of Blue Torch Term Loan

On April 1, 2022, in connection with the Faneuil Asset Sale (see Note 1), the Company paid off the Blue Torch Tern Loan. ALJ’s payment to Blue Torch was $92.2 million, which satisfied all of the Company’s debt obligations under the Blue Torch Term Loan (“Blue Torch Payoff”). The Company was not required to pay any prepayment premiums as a result of the repayment of indebtedness under the Blue Torch Term Loan, which provided that the mandatory prepayment made in connection with the proceeds from the Faneuil Asset Sale were exempt from such pre-payment premiums. In connection with the repayment of outstanding indebtedness by the Company, the lenders automatically and permanently released all security interests, mortgages, liens and encumbrances under the Blue Torch Term Loan.

Termination of Amended PNC Revolver

In connection with the Phoenix Sale on April 13, 2022, the Company repaid in full all outstanding indebtedness and terminated all commitments and obligations under the Amended PNC Revolver. The Company was required to pay a pre-payment premium of $0.3 million as a result of the repayment of indebtedness under the Amended PNC Revolver. In connection with the repayment of outstanding indebtedness by the Company, the lenders automatically and permanently released all security interests, mortgages, liens and encumbrances under the Amended PNC Revolver.

Loss on Debt Extinguishment

The following table summarizes elements of ALJ's loss on debt extinguishment for each period presented:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
(in thousands)
Deferred loan costs written off	$3,556	$1,171	$3,556	$1,171
Prepayment penalties	328	743	328	743
Total loss on debt extinguishment	$3,884	$1,914	$3,884	$1,914

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

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Convertible Promissory Notes (i) were subordinate to the Blue Torch Term Loan and the Amended PNC Revolver prior to the Blue Torch Payoff and the termination of the Amended PNC Revolver, (ii) are unsecured, and (iii) mature on November 28, 2023, subject to extension under certain circumstances.

Financial Covenant Compliance

As a result of the Blue Torch Payoff and Amended PNC Revolver termination, ALJ is no longer subject to financial covenant requirements.

Estimated Future Minimum Principal Payments

Estimated future minimum principal payments, subsequent to the Blue Torch Payoff and termination of the Amended PNC Revolver, are as follows (in thousands):

Year Ending June 30,	Convertible Promissory Notes
2023	$—
2024	6,026
Total	$6,026

9. COMMITMENTS AND CONTINGENCIES

Employment Agreements

ALJ maintains employment agreements with certain key executive officers that provide for a base salary and an annual bonus, with annual bonus amounts to be determined by the Board of Directors, or committee thereof, or the Chief Executive Officer. The agreements also provide for involuntary termination payments, which include base salary, performance bonus, medical premiums, stock options, non-competition provisions, and other terms and conditions of employment. On June 30, 2022, contingent termination payments related to base salary and medical premiums totaled $2.1 million.

Surety Bonds

Historically, as part of Faneuil’s normal course of operations, certain customers required surety bonds guaranteeing the performance of a contract. During the three months ended June 30, 2022, all the surety bonds were cancelled as the underlying contract was either sold as part of the Faneuil Asset Sale or ended. As such, there were no surety bonds outstanding on June 30, 2022.

Letters of Credit

The Company had letters of credit totaling $3.5 million outstanding on June 30, 2022, which were collateralized with cash deposits totaling $3.6 million, or 103% of the total letters of credit.

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

A mediation was held on March 11, 2021, following which the parties negotiated a settlement agreement that has been provisionally approved by the court.

Harris v. Faneuil

Lois Harris, an employee of Faneuil in Georgia, filed a collective action complaint on April 18, 2021 in the United States District Court for the Northern District of Georgia. Harris alleges, on behalf of herself and other current and former non-exempt Call Center Agent employees who received nondiscretionary bonuses for periods in which they worked overtime hours, that Faneuil violated the Fair Labor Standards Act by failing to include nondiscretionary bonuses in the regular rate of pay when calculating the overtime rate

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

for Harris and other similarly-situated persons. Faneuil has engaged counsel to defend it in this action. The parties are negotiating a settlement.

Jesse James Pagan et. al. v. Faneuil

On April 26, 2022, a putative class action complaint was filed against Faneuil in the United States District Court for the Eastern District of Virginia. The complaint asserts claims against Faneuil for negligence, breach of an implied contract, and unjust enrichment in connection with an alleged data breach. The proposed class includes certain former employees of Faneuil who contend their personal identifiable information was compromised in the data breach. The complaint seeks damages in excess of $5.0 million on behalf of the putative class. Faneuil has engaged counsel to defend it in this action. The parties are negotiating a settlement.

Other Litigation

The Company has been named in, and from time to time may become named in, various other lawsuits or threatened actions that are incidental to its ordinary business. Litigation is inherently unpredictable. Any claims against the Company, whether meritorious or not, could be time-consuming, cause the Company to incur costs and expenses, require significant amounts of management time and result in the diversion of significant operational resources. The results of these lawsuits and actions cannot be predicted with certainty. The Company concluded as of June 30, 2022, that the ultimate resolution of these matters (including the matters described above) will not have a material adverse effect on the Company’s business, consolidated financial position, results of operations or cash flows.

10. LEASES

General

ALJ has operating leases for facilities, equipment, and vehicles, and finance leases for equipment. Over 95% of operating leases are for facilities. Many of the Company’s facilities leases contain renewal options and rent escalation clauses. The Company subleases excess facility space. Sublease payments received were immaterial for all periods presented.

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

Lease Impairment

The Company tests right-of-use (“ROU”) assets when impairment indicators are present. During March 2022, the Company entered into an agreement to sublease excess office space, which triggered impairment testing for the underlying ROU asset. The Company performed a discounted cash flow analysis on the ROU asset and determined that the net carrying value exceeded the estimated discounted future cash flows. As a result, ALJ recorded a $2.2 million lease impairment, which was reflected on the statement of operations for the nine months ended June 30, 2022.

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ROU Assets and ROU Liabilities

The following table presents the location of the ROU assets and liabilities in the Consolidated Balance Sheet and ALJ’s weighted-average lease term and discount rate:

(dollars in thousands)	June 30, 2022	September 30, 2021
Finance Leases:
Property and equipment, at cost	$1,575	$1,575
Less accumulated amortization	(1,277)	(977)
Property and equipment, net	$298	$598
Finance lease obligations, current portion	$528	$765
Finance lease obligations, less current portion	—	332
Total finance lease liabilities	$528	$1,097
Operating Leases:
Operating lease right-of-use assets	$17,647	$29,048
Operating lease obligations - current installments	$3,200	$4,722
Operating lease obligations, less current installments	20,167	32,767
Total operating lease obligations	$23,367	$37,489
Weighted average remaining lease term (years):
Finance	0.7	1.4
Operating	6.6	6.8
Weighted average discount rate:
Finance	6.0%	6.0%
Operating	10.6%	10.6%

Components of Lease Costs, Net

The following table presents the components of lease cost and the location of such cost in ALJ’s Consolidated Statements of Operations:

		Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands)	Statement of Operations Location	2022	2021	2022	2021
Finance Leases:
Amortization of finance lease assets	Selling, general, and administrative expense	$39	$189	$300	$696
Interest on finance lease liabilities	Interest expense	10	52	38	104
Total finance lease cost		49	241	338	800
Operating Leases:
Operating lease cost	Selling, general, and administrative expense	841	1,724	4,018	5,207
Operating lease cost	Cost of revenue	—	319	510	957
Variable lease cost	Selling, general, and administrative expense	127	220	507	719
Short-term lease cost	Selling, general, and administrative expense	—	10	—	28
Total operating lease cost		968	2,273	5,035	6,911
Lease impairment	Lease impairment	—	—	2,158	—
Total lease cost, net		$1,017	$2,514	$7,531	$7,711

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Supplemental Cash Flow Information

The following table presents supplemental cash flow information related to leases:

(In thousands)	Nine Months Ended June 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for finance leases	$38	$104
Operating cash flows used for operating leases - continuing operations	3,187	3,750
Financing cash flows used for finance leases	607	2,350
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	1,379	576

Lease Maturities

Maturities of lease liabilities on June 30, 2022 were as follows (in thousands):

Year Ending June 30,	Finance Leases	Operating Leases	Sublease
2023	$540	$5,292	$(771)
2024	—	5,133	(771)
2025	—	5,102	(771)
2026	—	5,091	(771)
2027	—	4,161	(257)
Thereafter	—	6,502	—
Total lease payments	540	31,281	(3,341)
Less: imputed interest	(12)	(7,914)	682
Total present value of lease payments	$528	$23,367	$(2,659)

Reported as of June 30, 2022
Current	$528	$3,200
Non-current	—	20,167
Total	$528	$23,367

11. EQUITY

Common Stock

ALJ issued less than 0.1 million shares of common stock upon the cashless exercise of stock options during both the nine months ended June 30, 2022 and 2021.

Preferred Stock

In August 2018, ALJ shareholders approved the amendment and restatement of ALJ’s Restated Certificate of Incorporation to eliminate the preferred stock and authorize the issuance of 5.0 million shares of blank check preferred stock. ALJ had no preferred stock outstanding on June 30, 2022 or September 30, 2021.

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

ALJ REGIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The exercise price of a stock option may not be less than 100% of the fair market value of ALJ’s common stock on the date of grant. The 2016 Plan prohibits the repricing of outstanding stock options without prior shareholder approval. The term of stock options granted under the 2016 Plan may not exceed ten years. Awards are subject to accelerated vesting upon a change in control in the event the acquiring company does not assume the awards. The Board may amend, alter, or discontinue the 2016 Plan, but shall obtain shareholder approval of any amendment as required by applicable law or stock exchange listing requirements. As of June 30, 2022, there were 1.4 million options available for future grant under the 2016 Plan.

Stock-Based Compensation.

The following table sets forth the total stock-based compensation expense included in selling, general, and administrative expense on the Statements of Operations:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Stock options	$15	$15	$75	$47
Common stock awards	26	26	79	79
Total stock-based compensation expense	$41	$41	$154	$126

On June 30, 2022, ALJ had $0.1 million of total unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of approximately 2.2 years.

Stock Option Awards.

ALJ issued 200,000 options during the nine months ended June 30, 2022. The fair value of the options was $0.1 million using the following assumptions: expected option life of 6.2 years, volatility of 56.46%, dividend yield of 0.00%, and annual risk-free interest rate of 1.18%.

ALJ had no option grants during the nine months ended June 30, 2021.

Common Stock Awards. Members of ALJ’s Board of Directors receive a director compensation package that includes an annual common stock award. In connection with such awards, ALJ recorded stock-based compensation expense of less than $0.1 million for both the three months ended June 30, 2022 and 2021, and $0.1 million for both the nine months ended June 30, 2022 and 2021.

Common Stock Options and Warrants Outstanding on June 30, 2022

On June 30, 2022, ALJ had 1.4 million stock options with a weighted average exercise price of $3.50 outstanding and warrants exercisable to purchase 1.6 million shares of common stock with a weighted average exercise price of $0.56 outstanding.

The “intrinsic value” of options is the excess of the value of ALJ stock over the exercise price of such options. The total intrinsic value of options outstanding (of which all are vested or expected to vest) and the total intrinsic value of options exercisable was $0.1 million on June 30, 2022.

12. INCOME TAX

ALJ recorded a provision for income taxes from continuing operations of $6.0 million and $0.2 million for the nine months ended June 30, 2022 and 2021, respectively. ALJ’s effective tax rate from continuing operations for the nine months ended June 30, 2022 was (0.1%), which was due primarily to changes to the valuation allowance recorded against net deferred tax assets. ALJ’s effective tax rate for the nine months ended June 30, 2021was (0.7%), which was also due primarily to changes to the valuation allowance recorded against net deferred tax assets.

ALJ recorded a discrete tax provision in continuing operations of $6.0 million for the nine months ended June 30, 2022 related to the Faneuil Asset Sale. ALJ recorded no discrete tax provision in continuing operations for the nine months ended June 30, 2021.

ALJ recorded a provision for income taxes from discontinued operations of $13.2 million, of which $13.0 million was for the one-time Phoenix Sale and $0.2 million was for Phoenix operations, and $0.5 million for the nine months ended June 30, 2022 and 2021, respectively. The increase in the provision for income taxes from discontinued operations is due to the Phoenix Sale.

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

Faneuil incurred less than $0.1 million and $0.2 million of Security Event related expenses, recorded in selling, general, and administrative expense during the three and nine months ended June 30, 2022, respectively. As of June 30, 2022, Faneuil’s insurance recovery receivable was approximately $0.8 million, included with other current assets on the Consolidated Balance Sheet, for amounts that are considered probable for recovery. The insurance proceeds are expected to be received before September 30, 2022.

Should Faneuil expect to receive additional insurance recoveries, above the $0.8 million insurance recovery receivable on June 30, 2022, they will be recorded when considered probable for recovery.

14. REPORTABLE SEGMENTS AND GEOGRAPHIC INFORMATION

Reportable Segments

As a result of the Phoenix Sale discussed in Note 1, ALJ had one operating segment for all periods presented.

Geographic Information

Substantially all of the Company’s assets were located in the United States. Substantially all of the Company’s revenue was earned in the United States.

15. SUBSEQUENT EVENT

Stock Repurchase and Retirement

On July 11, 2022, the Board of Directors of ALJ unanimously authorized the repurchase and retirement of 3.7 million shares of common stock for $2.00 per share for an aggregate consideration of $7.5 million (the "Repurchase Transactions"). The shareholders from whom the shares were repurchased included a 5% shareholder of the Company as well as two charitable associations associated with Jess Ravich, ALJ’s Chief Executive Officer. The Repurchase Transactions and the subsequent retirement of repurchased shares were all completed on or before July 19, 2022.

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
•
Results of Operations. An analysis comparing our financial results for the three and nine months ended June 30, 2022 to the three and nine months ended June 30, 2021.
•
Liquidity and Capital Resources. An analysis comparing our cash flows for the nine months ended June 30, 2022 to the nine months ended June 30, 2021, and discussion of our financial condition and liquidity.
•
Contractual Obligations. Discussion of contractual obligations on June 30, 2022.
•
Off-Balance Sheet Arrangements. Discussion of off-balance sheet arrangements on June 30, 2022.
•
Critical Accounting Policies and Estimates. Discussion of the significant estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities.

The following discussion should be read in conjunction with our condensed consolidated financial statements and accompanying notes included in “Part I, Item 1 – Financial Statements." See Recent Accounting Standards for discussion of recent accounting standards that could have an impact on our future results of operations. The following discussion contains a number of forward-looking statements that involve risks and uncertainties. Words such as "anticipates," "expects," "intends," "goals," "plans," "believes," "seeks," "estimates," "continues," "may," "will," "should," and variations of such words and similar expressions are intended to identify such forward-looking statements. Such statements are based on our current expectations and could be affected by the risk and uncertainties described in “Part II, Item 1A - Risk Factors.” Our actual results may differ materially.

Overview

ALJ Regional Holdings, Inc. (including subsidiaries, referred to collectively herein as “ALJ” or “Company”) is a holding company. During the three and nine months ended June 30, 2022, ALJ consisted of the following wholly-owned subsidiaries:

•
Faneuil, Inc. (including its subsidiaries, “Faneuil”). Faneuil is a leading provider of call center services, back-office operations, staffing services, and toll collection services to government and regulated commercial clients across the United States, focusing on the healthcare, utility, transportation, and toll revenue collection industries. Faneuil is headquartered in Hampton, Virginia. ALJ acquired Faneuil in October 2013. On April 1, 2022, ALJ completed the sale of Faneuil’s tolling and transportation and health benefit exchange vertical. See "Recent Developments - Asset Sale - Faneuil" below.
•
Phoenix Color Corp. (including its subsidiaries, “Phoenix”). Phoenix is a leading manufacturer of book components, educational materials and related products producing value-added components, heavily illustrated books and commercial specialty products using a broad spectrum of materials and decorative technologies. Phoenix is headquartered in Hagerstown, Maryland. ALJ acquired Phoenix in August 2015. On April 13, 2022, ALJ completed its sale of Phoenix. See "Recent Developments - Discontinued Operations – Phoenix" below.

ALJ owned a third segment, Floors-N-More, LLC, d/b/a, Carpets N’ More (“Carpets”). Carpets was a floor covering retailer in Las Vegas, Nevada, and a provider of multiple products for the commercial, retail and home builder markets including all types of flooring, countertops, cabinets, window coverings and garage/closet organizers. ALJ acquired and disposed of Carpets in April 2014 and February 2021, respectively. See "Recent Developments - Discontinued Operations – Carpets" below.

With several members of our senior management and Board of Directors coming from long careers in the professional services industry, ALJ is focused on acquiring and operating exceptional businesses.

As a result of the Phoenix Sale, we had only one operating segment for all periods presented. Looking forward, we continue to see our business evolve as we execute our strategy of buying attractively valued assets and selling existing assets when advantageous. In analyzing the financial impact of any potential acquisition, we focus on earnings, operating margin, cash flow and return on invested capital targets. We hire successful and experienced management teams to run each of our operating companies and incentivize them to drive higher profits. We are focused on increasing our revenue by investing in sales and marketing, expanding into new products and markets, and evaluating and executing on tuck-in acquisitions, while continually examining our cost structures to drive higher profits.

Recent Developments

Discontinued Operations – Carpets

In February 2021, ALJ completed the sale of Carpets (the “Carpets Sale”). The Company determined that the Carpets Sale qualified as discontinued operations as defined by Accounting Standards Codification (“ASC”) 205-20-45, Presentation of Financial Statements — Discontinued Operations — Other Presentation Matters (“ASC 205”) because the Carpets Sale represented a strategic shift with a major effect on the Company's operations and financial results. Pursuant to ASC 205, Carpets results of operations and cash flows were classified as discontinued operations for the nine months ended June 30, 2021.

Discontinued Operations – Phoenix

In February 2022, ALJ entered into a stock purchase agreement (the “Stock Purchase Agreement”) to sell all of the outstanding shares of common stock of Phoenix (the “Phoenix Sale”) for cash consideration, including post-closing working capital adjustments, totaling approximately $135.9 million. The Phoenix Sale closed on April 13, 2022. The Company recorded a gain on sale of discontinued operations, net of related income taxes, of $46.8 million during the three months ended June 30, 2022.

The Company determined that the Phoenix Sale qualified as discontinued operations as defined by ASC 205 because the Phoenix Sale represented a strategic shift with a major effect on the Company's operations and financial results. Pursuant to ASC 205, Phoenix assets, liabilities, results of operations, and cash flows were classified as discontinued operations for all periods presented.

Asset Sale - Faneuil

In December 2021, ALJ entered into an agreement to sell certain net assets of Faneuil’s tolling and transportation vertical and health benefit exchange vertical (the “Faneuil Asset Sale”). The Faneuil Asset Sale closed on April 1, 2022, for cash consideration of $142.3 million less an indemnification escrow amount of approximately $15.0 million. Faneuil is also eligible to receive additional earn-out payments based upon the performance of certain customer agreements in an aggregate amount of up to $25.0 million. The Company recorded a gain on sale of assets, net of related income taxes, of $112.0 million during the three and nine months ended June 30, 2022. See Note 4 for additional financial information about Faneuil's gain on sale of assets.

In connection with the Faneuil Asset Sale, Faneuil entered into a Transition Services Agreement ("TSA"), which is designed to ensure and facilitate an orderly transfer of the tolling and transportation vertical and health benefit exchange vertical. The services provided under the TSA will terminate at various times between 30 days and 365 days from the closing date of the Faneuil Asset Sale and can be renewed, in whole or in part, in 30-day increments, for a maximum of 180 days. Revenue earned from the TSA was disclosed as other revenue on the consolidated statements of operations during the three and nine months ended June 30, 2022. TSA-related expenses were recorded in their natural expense classification.

The Company determined that the Faneuil Asset Sale did not qualify as discontinued operations as defined by ASC 205 because the Faneuil Asset Sale does not represent a strategic shift with a major effect on the Company's operations and financial results. As such, Faneuil assets, liabilities, results of operations, and cash flows were included with continuing operations for all periods presented.

See “Part I, Item 1. Financial Statements – Note 4. Divestitures and Discontinued Operations."

Termination of Debt

Termination of Blue Torch Term Loan

On April 1, 2022, in connection with the Faneuil Asset Sale, the Company repaid in full all outstanding indebtedness and terminated all commitments and obligations under that certain Financing Agreement, dated June 29, 2021, with Blue Torch as agent (the “Blue Torch Term Loan”). ALJ’s payment to Blue Torch was approximately $92.2 million, which satisfied all of the Company’s debt obligations under the Blue Torch Term Loan (“Blue Torch Payoff”). The Company was not required to pay any prepayment premiums as a result of the repayment of indebtedness under the Blue Torch Term Loan, which provided that the mandatory prepayment made in connection with the proceeds from the Faneuil Asset Sale were exempt from such pre-payment premiums. In connection with the repayment of outstanding indebtedness by the Company, the lenders automatically and permanently released all security interests, mortgages, liens and encumbrances under the Blue Torch Term Loan.

Termination of Amended PNC Revolver

In connection with the Phoenix Sale on April 13, 2022, the Company repaid in full all outstanding indebtedness (including a pre-payment premium of $0.3 million) and terminated all commitments and obligations under that Amended and Restated Financing Agreement, dated as of June 29, 2021, with PNC as agent (as amended, the “Amended PNC Revolver”). In connection with the repayment of outstanding indebtedness by the Company under the Amended PNC Revolver, the lenders automatically and permanently released all security interests, mortgages, liens and encumbrances thereunder.

See “Part I, Item 1. Financial Statements – Note 8. Debt."

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021

The following table sets forth certain Condensed Consolidated Statements of Operations data in dollars and as a percentage of revenue for each period as follows:

	Three Months Ended June 30, 2022		Three Months Ended June 30, 2021
		% of		% of
(in thousands, except per share amounts)	Dollars	Revenue	Dollars	Revenue
Revenue:
Faneuil revenue	$25,110	43.6%	$72,754	100.0%
Faneuil other revenue	32,511	56.4	—	—
Consolidated revenue and other revenue	57,621	100.0	72,754	100.0
Cost of revenue:
Faneuil	52,352	90.9	59,209	81.4
Consolidated cost of revenue	52,352	90.9	59,209	81.4
Selling, general, and administrative expense:
Faneuil	7,671	13.3	10,897	15.0
ALJ	(2,720)	—	1,751	—
Consolidated selling, general, and administrative expense	4,951	8.6	12,648	17.4
Depreciation and amortization expense:
Faneuil	2,492	4.3	3,116	4.3
Consolidated depreciation and amortization expense	2,492	4.3	3,116	4.3
Gain on sale of assets and other	(118,014)	(204.8)	—	—
Total consolidated operating costs, expenses, and other, net	(58,219)	(101.0)	74,973	103.1
Consolidated operating income (loss)	115,840	201.0	(2,219)	(3.1)
Interest income	127	0.2	—	—
Interest expense	(151)	(0.3)	(2,623)	(3.6)
Loss on debt extinguishment	(3,884)	(6.7)	(1,914)	(2.6)
Provision for income taxes	(6,065)	(105.3)	(70)	(1.0)
Net income (loss) from continuing operations	105,867	183.7	(6,826)	(9.4)
Net income from discontinued operations, net of income taxes	47,963	83.2	3,322	4.6
Net income (loss)	$153,830	267.0	$(3,504)	(4.8)
Income (loss) per share of common stock–basic:
Continuing operations	$2.50		$(0.16)
Discontinued operations	$1.13		$0.08
Net income (loss) per share (1)	$3.63		$(0.08)
Income (loss) per share of common stock–diluted:
Continuing operations	$1.93		$(0.16)
Discontinued operations	$0.87		$0.06
Net income (loss) per share (1)	$2.81		$(0.08)
Weighted average shares of common stock outstanding:
Basic	42,409		42,321
Diluted	54,818		54,503

(1) Amounts may not add due to rounding.

Revenue

	Three Months Ended June 30,
(in thousands)	2022	2021	$ Change	% Change
Faneuil revenue	$25,110	$72,754	$(47,644)	(65.5)%
Faneuil other revenue (TSA)	32,511	—	32,511	—
Consolidated revenue and other revenue	$57,621	$72,754	$(15,133)	(20.8)%

Faneuil Revenue

Faneuil revenue for the three months ended June 30, 2022 was $25.1 million, a decrease of $47.6 million, or 65.5%, compared to revenue of $72.8 million for the three months ended June 30, 2021. The decrease was mainly attributable to $37.6 million for contracts that were part of the Faneuil Asset Sale, a $16.5 million reduction driven by the completion of customer contracts, somewhat offset by a $3.1 million increase from new customer contracts and a $3.4 million net increase from existing customer call volumes.

Faneuil other revenue (TSA) included revenue earned during the TSA as Faneuil serviced the contracts that were sold as part of the Faneuil Asset Sale.

The following table, which has been adjusted for the Faneuil Asset Sale, reflects the amount of Faneuil’s backlog, which represents multi-year contract deliverables, by the year Faneuil expects to recognize such revenue:

	As of June 30,
(in millions)	2022	2021
Within one year	$77.6	$89.5
Between one year and two years	23.3	35.5
Between two years and three years	13.1	6.9
Between three years and four years	3.2	2.6
Thereafter	3.9	5.8
Total Faneuil backlog	$121.0	$140.3

For further discussion of Faneuil backlog, see “Part II, Item 1A. Risk Factors - Risks Related to our Business Generally and our Common Stock - We may not receive the full amounts estimated under the contracts in our backlog, which could reduce our revenue in future periods below the levels anticipated. This makes backlog an uncertain indicator of future operating results.”

Cost of Revenue

	Three Months Ended June 30,
(in thousands)	2022	2021	$ Change	% Change
Faneuil	$52,352	$59,209	$(6,857)	(11.6)%
As a percentage of segment revenue	90.9%	81.4%
Consolidated cost of revenue	$52,352	$59,209	$(6,857)	(11.6)%

Faneuil Cost of Revenue

Faneuil cost of revenue for the three months ended June 30, 2022 was $52.4 million, a decrease of $6.9 million, or 11.6%, compared to cost of revenue of $59.2 million for the three months ended June 30, 2021. The decrease in cost of revenue was a direct result of the decreased revenue. During the three months ended June 30, 2022, as compared to the three months ended June 30, 2021, cost of revenue as a percentage of segment revenue increased to 90.9% from 81.4%, respectively, as the revenue earned in connection with the TSA was primarily for direct and indirect costs with a contractual margin.

Selling, General, and Administrative Expense

	Three Months Ended June 30,
(in thousands)	2022	2021	$ Change	% Change
Faneuil	$7,671	$10,897	$(3,226)	(29.6)%
ALJ	(2,720)	1,751	(4,471)	(255.3)
Consolidated selling, general, and administrative expense	$4,951	$12,648	$(7,697)	(60.9)%

Faneuil Selling, General, and Administrative Expense

Faneuil selling, general, and administrative expense for the three months ended June 30, 2022 was $7.7 million, a decrease of $3.2 million, or 29.6%, compared to selling, general, and administrative expense of $10.9 million for the three months ended June 30,

2021. The decrease was primarily attributable to lower performance-based bonuses for selling, general, and administrative personnel, reduced legal fees as a result of settling legal claims, and lower rent expense as a result of subleasing excess real estate. The decrease was slightly offset by higher bad debt expense driven by terminated contracts and higher medical insurance claims under Faneuil’s self-insurance medical plan. During the three months ended June 30, 2022 compared to the three months ended June 30, 2021, Faneuil selling, general, and administrative expense as a percentage of segment revenue was 13.3% and 15.0%, respectively. Certain selling, general, and administrative expenses do not fluctuate directly with revenue. As such, we expect Faneuil selling, general, and administrative expense as a percentage of segment revenue to fluctuate.

ALJ Selling, General, and Administrative Expense

ALJ selling, general, and administrative expense for the three months ended June 30, 2022 was ($2.7) million, a decrease of $4.5 million, or 255.3%, compared to selling, general, and administrative expense of $1.8 million for the three months ended June 30, 2021. During the three months ended June 30, 2022, ALJ reclassified $4.7 million of expenses related to the Phoenix Sale and the Faneuil Asset Sale to discontinued operations and gain on sale of assets. Excluding such reclassification, ALJ selling, general, and administrative expense for the three months ended June 30, 2022 was $2.0 million. ALJ selling, general, and administrative expense was impacted by higher compensation-related expenses during the three months ended June 30, 2022 compared to the three months ended June 30, 2021.

Depreciation and Amortization Expense

	Three Months Ended June 30,
(in thousands)	2022	2021	$ Change	% Change
Faneuil	$2,492	$3,116	$(624)	(20.0)%
Consolidated depreciation and amortization expense	$2,492	$3,116	$(624)	(20.0)%

Faneuil Depreciation and Amortization Expense

Faneuil depreciation and amortization expense for the three months ended June 30, 2022 was $2.5 million, a decrease of $0.6 million, or 20%, compared to depreciation and amortization expense of $3.1 million for the three months ended June 30, 2021. The decrease was attributable to the Faneuil Asset Sale. Because certain Faneuil contracts require capital investments, Faneuil depreciation and amortization expense is impacted by the timing of new contracts and the completion of existing contracts.

Gain on Sale of Assets and Other

In connection with the Faneuil Asset Sale, we recognized a $118.0 million gain on sale of assets. The related income tax, $6.0 million, was recorded in our provision for income taxes. See "Provision for Income Taxes" below.

Interest Income

Subsequent to the Faneuil Asset Sale and Phoenix Sale, we invested the majority our excess cash in short-term treasury bills and money market funds. As a result, we recorded interest income of $0.1 million for the three months ended June 30, 2022.

Interest Expense

As a result of the Blue Torch Payoff and the Amended PNC Revolver termination, our interest expense for the three months ended June 30, 2022 decreased to $0.2 million compared to $2.6 million for the three months ended June 30, 2021.

Loss on Debt Extinguishment

We recognized a loss on debt extinguishment of $3.9 million during the three months ended June 30, 2022, which was comprised of $3.6 million for the write off of deferred loan costs and $0.3 million of prepayment penalties.

We recognized a loss on debt extinguishment of $1.9 million during the three months ended June 30, 2021, which was comprised of $1.2 million for the write off of deferred loan costs and $0.7 million of prepayment penalties.

Provision for Income Taxes

We recorded a provision for income taxes from continuing operations of $6.1 million and $0.1 million for the three months ended June 30, 2022 and 2021, respectively. Our effective tax rate from continuing operations for the three months ended June 30, 2022 was (0.1)%, as a result of changes to the valuation allowance recorded against net deferred tax assets. Our effective tax rate from continuing operations for the three months ended June 30, 2021 was (0.7%), which was also due to changes to the valuation allowance recorded against net deferred tax assets.

We recorded a discrete tax provision in continuing operations of $6.0 million for the three months ended June 30, 2022 related to the Faneuil Asset Sale.

We recorded a provision for income taxes for discontinued operations of $13.0 million, which was for the one-time Phoenix Sale, and $0.3 million, which was for Phoenix operations, for the three months ended June 30, 2022 and 2021, respectively.

Net Income from Discontinued Operations, Net of Income Taxes

	Three Months Ended June 30,
(in thousands)	2022	2021	$ Change	% Change
Phoenix – discontinued operations, net of income taxes	$1,133	$3,322	$(2,189)	(65.9)%
Phoenix – gain on sale, net of income taxes	46,830	—	46,830	NM
Net income from discontinued operations, net of income taxes	$47,963	$3,322	$44,641	1343.8%

NM – Not meaningful.

As a result of the Phoenix Sale in April 2022, we recognized net income from discontinued operations, net of income taxes, of $48.0 million during the three months ended June 30, 2022, of which $46.8 million was attributable to the one-time gain on the sale of Phoenix, and $1.1 million was attributable to the operations of Phoenix. During the three months ended June 30, 2021, we recognized net income from discontinued operations, net of income taxes, of $3.3 million, which was fully attributable to the operations of Phoenix.

As a result of the sale of Carpets in February 2021, Carpets had no discontinued operations during the three months ended June 30, 2022.

Nine Months Ended June 30, 2022 Compared to Nine Months Ended June 30, 2021

The following table sets forth certain Condensed Consolidated Statements of Operations data in dollars and as a percentage of revenue for each period as follows:

	Nine Months Ended June 30, 2022		Nine Months Ended June 30, 2021
		% of		% of
(in thousands, except per share amounts)	Dollars	Revenue	Dollars	Revenue
Revenue:
Faneuil revenue	$168,403	83.8%	$243,147	100.0%
Faneuil other revenue	32,511	16.2	—	—
Consolidated revenue and other revenue	200,914	100.0	243,147	100.0
Cost of revenue:
Faneuil	178,071	88.6	203,247	83.6
Consolidated cost of revenue	178,071	88.6	203,247	83.6
Selling, general, and administrative expense:
Faneuil	24,545	12.2	28,799	11.8
ALJ	4,866	—	5,232	—
Consolidated selling, general, and administrative expense	29,411	14.6	34,031	14.0
Depreciation and amortization expense:
Faneuil	8,631	4.3	9,456	3.9
Consolidated depreciation and amortization expense	8,631	4.3	9,456	3.9
Lease impairment	2,158	1.1	—	—
Gain on sale of assets and other	(117,988)	(58.7)	—	—
Total consolidated operating costs, expenses, and other, net	100,283	49.9	246,734	101.5
Consolidated operating loss	100,631	50.1	(3,587)	(1.5)
Interest income	127	0.1	—	—
Interest expense	(5,449)	(2.7)	(7,656)	(3.1)
Loss on debt extinguishment	(3,884)	(1.9)	(1,914)	(0.8)
Provision for income taxes	(6,010)	(29.9)	(244)	(1.0)
Net income (loss) from continuing operations	85,415	42.5	(13,401)	(5.5)
Net income from discontinued operations, net of income taxes	56,107	27.9	7,695	3.2
Net income (loss)	$141,522	70.4	$(5,706)	(2.3)
(Loss) income per share of common stock–basic:
Continuing operations	$2.01		$(0.32)
Discontinued operations	$1.32		$0.18
Net loss per share (1)	$3.34		$(0.13)
(Loss) income per share of common stock–diluted:	$—		$—
Continuing operations	$1.56		$(0.32)
Discontinued operations	$1.03		$0.14
Net loss per share (1)	$2.59		$(0.13)
Weighted average shares of common stock outstanding:
Basic	42,408		42,320
Diluted	54,735		54,416

(1) Amounts may not add due to rounding.

Revenue

	Nine Months Ended June 30,
(in thousands)	2022	2021	$ Change	% Change
Faneuil revenue	$168,403	$243,147	$(74,744)	(30.7)%
Faneuil other revenue (TSA)	32,511	—	32,511	—
Consolidated revenue and other revenue	$200,914	$243,147	$(42,233)	(17.4)%

Faneuil Revenue

Faneuil revenue for the nine months ended June 30, 2022 was $168.4 million, a decrease of $74.7 million, or 30.7%, compared to revenue of $243.1 million for the nine months ended June 30, 2021. The decrease was mainly attributable to $34.1 million for contracts that were part of the Faneuil Asset Sale, a $56.8 million reduction driven by the completion of customer contracts, somewhat offset by a $12.4 million net increase from existing customer call volumes and a $3.7 million increase from new customer contracts.

Faneuil other revenue (TSA) included revenue earned during the TSA as Faneuil serviced the contracts that were sold as part of the Faneuil Asset Sale.

Cost of Revenue

	Nine Months Ended June 30,
(in thousands)	2022	2021	$ Change	% Change
Faneuil	$178,071	$203,247	$(25,176)	(12.4)%
As a percentage of segment revenue	88.6%	83.6%
Consolidated cost of revenue	$178,071	$203,247	$(25,176)	(12.4)%

Faneuil Cost of Revenue

Faneuil cost of revenue for the nine months ended June 30, 2022 was $178.1 million, a decrease of $25.2 million, or 12.4%, compared to cost of revenue of $203.2 million for the nine months ended June 30, 2021. The decrease in cost of revenue was a direct result of the decreased revenue. During the nine months ended June 30, 2022, as compared to the nine months ended June 30, 2021, cost of revenue as a percentage of segment revenue increased to 88.6% from 83.6%, respectively, as the revenue earned in connection with the TSA was primarily for direct and indirect costs with a contractual margin.

Selling, General, and Administrative Expense

	Nine Months Ended June 30,
(in thousands)	2022	2021	$ Change	% Change
Faneuil	$24,545	$28,799	$(4,254)	(14.8)%
ALJ	4,866	5,232	(366)	(7.0)
Consolidated selling, general, and administrative expense	$29,411	$34,031	$(4,620)	(13.6)%

Faneuil Selling, General, and Administrative Expense

Faneuil selling, general, and administrative expense for the nine months ended June 30, 2022 was $24.5 million, a decrease of $4.3 million, or 14.8%, compared to selling, general, and administrative expense of $28.8 million for the nine months ended June 30, 2021. The decrease was primarily attributable to lower performance-based bonuses for selling, general, and administrative personnel, reduced legal fees as a result of settling legal claims, and lower rent expense as a result of subleasing excess real estate. The decrease was slightly offset by higher bad debt expense driven by terminated contracts and higher medical insurance claims under Faneuil’s self-insurance medical plan. During the nine months ended June 30, 2022 compared to the nine months ended June 30, 2021, Faneuil selling, general, and administrative expense as a percentage of segment revenue increased to 12.2% from 11.8% mostly due to the decrease in revenue. Certain selling, general, and administrative expenses do not fluctuate directly with revenue. As such, we expect Faneuil selling, general, and administrative expense as a percentage of segment revenue to fluctuate.

ALJ Selling, General, and Administrative Expense

ALJ selling, general, and administrative expense for the nine months ended June 30, 2022 was $4.9 million, an decrease of $0.4 million, or 7.0%, compared to selling, general, and administrative expense of $5.2 million for the nine months ended June 30, 2021. The decrease was mainly attributable to reduced banking expenses as a result of restructuring our debt in June 2021.

Depreciation and Amortization Expense

	Nine Months Ended June 30,
(in thousands)	2022	2021	$ Change	% Change
Faneuil	$8,631	$9,456	$(825)	(8.7)%
Consolidated depreciation and amortization expense	$8,631	$9,456	$(825)	(8.7)%

Faneuil Depreciation and Amortization Expense

Faneuil depreciation and amortization expense for the nine months ended June 30, 2022 was $8.6 million, a decrease of $0.8 million, or 8.7%, compared to depreciation and amortization expense of $9.5 million for the nine months ended June 30, 2021. The decrease was attributable to the Faneuil Asset Sale. Because certain Faneuil contracts require capital investments, Faneuil depreciation and amortization expense is impacted by the timing of new contracts and the completion of existing contracts.

Gain on Sale of Assets and Other

In connection with the Faneuil Asset Sale, we recognized a $118.0 million gain on sale of assets. The related income tax, $6.0 million, was recorded in our provision for income taxes. See "Provision for Income Taxes" below.

Interest Income

Subsequent to the Faneuil Asset Sale and Phoenix Sale, we invested the majority our excess cash in short-term treasury bills and money market funds. As a result, we recorded interest income of $0.1 million for the nine months ended June 30, 2022.

Interest Expense

As a result of the Blue Torch Payoff and the Amended PNC Revolver termination, our interest expense for the nine months ended June 30, 2022 decreased to $5.5 million compared to $7.7 million for the nine months ended June 30, 2021.

Loss on Debt Extinguishment

We recognized a loss on debt extinguishment of $3.9 million during the nine months ended June 30, 2022, which was comprised of $3.6 million for the write off of deferred loan costs and $0.3 million of prepayment penalties.

We recognized a loss on debt extinguishment of $1.9 million during the nine months ended June 30, 2021, which was comprised of $1.2 million for the write off of deferred loan costs and $0.7 million of prepayment penalties.

Provision for Income Taxes

We recorded a provision for income taxes from continuing operations of $6.0 million and $0.2 million for the nine months ended June 30, 2022 and 2021, respectively. Our effective tax rate from continuing operations for the nine months ended June 30, 2022 was (0.1)%, as a result of changes to the valuation allowance recorded against net deferred tax assets. Our effective tax rate from continuing operations for the nine months ended June 30, 2021 was (0.7%), which was also due to changes to the valuation allowance recorded against net deferred tax assets.

We recorded a discrete tax provision in continuing operations of $6.0 million for the nine months ended June 30, 2022 related to the Faneuil Asset Sale.

We recorded a provision for income taxes from discontinued operations of $13.2 million, of which $13.0 million was for the one-time Phoenix Sale and $0.2 million was for Phoenix operations, and $0.5 million for the nine months ended June 30, 2022 and 2021, respectively. The increase in the provision for income taxes from discontinued operations is due to the Phoenix Sale.

Net Income from Discontinued Operations, Net of Income Taxes

	Nine Months Ended June 30,
(in thousands)	2022	2021	$ Change	% Change
Phoenix – discontinued operations, net of income taxes	$9,277	$8,758	$519	5.9%
Phoenix – gain on sale, net of income taxes	46,830	—	46,830	NM
Carpets – discontinued operations, net of income taxes	—	(302)	302	NM
Carpets – loss on sale, net of income taxes	—	(761)	761	NM
Net income from discontinued operations, net of income taxes	$56,107	$7,695	$48,412	629.1%

NM – Not meaningful.

As a result of the Phoenix Sale in April 2022, we recognized net income from discontinued operations, net of income taxes, of $56.1 million during the nine months ended June 30, 2022, of which $46.8 million was attributable to the one-time gain on the sale of Phoenix, and $9.3 million was attributable to the operations of Phoenix. During the nine months ended June 30, 2021, we recognized net income from discontinued operations, net of income taxes, of $7.7 million, of which ($0.8) million was attributable to the one-time loss on the sale of Carpets, and $8.8 million and ($0.3) million were attributable to the operations of Phoenix and Carpets, respectively.

Seasonality

Faneuil

Subsequent to the Faneuil Asset Sale, seasonality has a minimal impact on Faneuil’s results of operations.

Liquidity and Capital Resources

Historically, our principal sources of liquidity have been cash provided by operations and borrowings under various debt arrangements. During April 2022, the following transactions had, and will continue to have, a significant impact on our liquidity and capital resources:

•
Faneuil Asset Sale
•
Phoenix Sale
•
Blue Torch Payoff
•
Termination of Amended PNC Revolver

See Recent Developments in the MD&A introduction above for a further discussion of these transactions.

Summary of Cash Flows

In summary, our cash flows for each period were as follows:

	Nine Months Ended June 30,
(in thousands)	2022	2021
Cash (used for) provided by operating activities	$(29,225)	$20,662
Cash provided by (used for) investing activities	155,651	(5,892)
Cash used for financing activities	(100,758)	(12,405)
Change in cash and cash equivalents	$25,668	$2,365

For the nine months ended June 30, 2022, we recognized net income of $141.5 million, used cash for operating activities of $29.2 million, generated cash from investing activities of $155.7 million, and used cash for financing activities of $100.8 million.

For the nine months ended June 30, 2021, we recognized net loss of $5.7 million, generated cash from operating activities of $20.7 million, used cash for investing activities of $5.9 million, and used cash for financing activities of $12.4 million.

Operating Activities

Cash used for operating activities of $29.2 million during the nine months ended June 30, 2022 was the result of our $141.5 million net income, $174.3 million negative adjustment for gains and non-cash expenses, and $3.6 million of net cash provided by changes in operating assets and liabilities. The most significant components of our negative adjustment for gains and non-cash expenses were ($190.5) million in gains from the Faneuil Asset Sale and the Phoenix Sale, depreciation and amortization expense of $8.6 million, loss on debt extinguishment of $3.9 million, and lease impairment of $2.2 million, which was driven by subleasing excess real estate. The most significant components of changes in operating assets and liabilities were accounts receivable of $18.7 million, which provided cash, partially offset by other current liabilities and other non-current liabilities of $5.5 million and accounts payable of $5.2 million, which used cash.

Cash provided by operating activities of $20.7 million during the nine months ended June 30, 2021 was the result of our $5.7 million net loss, $15.6 million addback of net non-cash expenses, and $10.8 million of net cash provided by changes in operating assets and liabilities. The most significant components of net non-cash expenses were depreciation and amortization expense of $9.5 million, loss on debt extinguishment of $1.9 million, interest expense and other bank fees accreted to term loans of $1.7 million, and change in fair value of contingent consideration of $1.1 million. The most significant components of changes in operating assets and liabilities were other current liabilities and other non-current liabilities of $2.9 million, and accounts receivable of $1.3 million, which provided cash, partially offset by deferred revenue and customer deposits of $4.8 million, which used cash. The CARES Act allowed us to defer payment for $7.3 million of payroll-related taxes on June 30, 2021. Our discontinued operations provided $11.7 million of cash in the normal course of operations.

Cash used for operating activities for the nine months ended June 30, 2022, compared to cash provided by operating activities for the nine months ended June 30, 2021, was impacted by the Faneuil Asset Sale and Phoenix Sale.

Investing Activities

For the nine months ended June 30, 2022, our investing activities provided $155.7 million of cash, of which $135.9 million was from the Phoenix Sale and $127.4 million was from the Faneuil Asset Sale, offset by the purchase of investments of $104.6 million, which used cash.

For the nine months ended June 30, 2021, our investing activities used $5.9 million of cash, of which $2.8 million was used to purchase equipment and software for Faneuil’s new and existing customers, and $0.2 million was used to purchase capital equipment in the normal course of operations, offset by $0.4 million cash proceeds from the sale of Carpets. Additionally, our discontinued operations used $3.3 million of cash to purchase equipment in the normal course of operations.

Cash provided by investing activities for the nine months ended June 30, 2022, compared to cash used by investing activities for the nine months ended June 30, 2021, was impacted by the Faneuil Asset Sale and Phoenix Sale.

Financing Activities

For the nine months ended June 30, 2022, our financing activities used $100.8 million of cash. The most significant components of our financing activities were the Blue Torch Payoff, which used cash of $94.1 million, and the Amended PNC Revolver termination, which used $5.5 million.

For the nine months ended June 30, 2021, our financing activities provided $6.3 million of cash. In June 2021, we replaced our prior existing term loan with the Blue Torch Term Loan and amended our prior revolving credit facility with the Amended PNC Revolver. In connection with the transaction, we paid deferred loan costs of $4.2 million.

Cash used by investing activities for the nine months ended June 30, 2022, compared to cash used by investing activities for the nine months ended June 30, 2021, was impacted by the Faneuil Asset Sale and Phoenix Sale, which required us to complete the Blue Torch Payoff and terminate the Amended PNC Revolver.

Contractual Obligations

The Faneuil Asset Sale and the Phoenix Sale, which resulted in the Blue Torch Loan Payoff and Amended PNC Revolver termination, had a material impact to our contractual obligations. The following table summarizes contractual obligations on June 30, 2022, and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments due by Period
		Less Than	One – Three	Four – Five	More than Five
(in thousands)	Total	One Year	Years	Years	Years
Operating lease obligations (1)	$23,367	$3,200	$7,942	$7,179	$5,045
Other liabilities (2)	3,242	900	2,342	—	—
Convertible Promissory Notes (3)	6,026	—	6,026	—	—
Finance lease obligations (1)	528	528	—	—	—
Total contractual cash obligations (4)	$33,163	$4,628	$16,310	$7,179	$5,045

(1) Refer to “Part I, Item 1. Financial Statements – Note 10. Leases.”

(2) Amounts represent future cash payments to satisfy our short- and long-term workers’ compensation reserve and other long-term liabilities recorded on our consolidated balance sheets. It excludes deferred revenue and non-cash items.

(3) Refer to “Part I, Item 1. Financial Statements – Note 8. Debt.”

(4) Total excludes contractual obligations already recorded on our consolidated balance sheets as current liabilities, except for the workers’ compensation reserve.

Off-Balance Sheet Arrangements

During the three months ended June 30, 2022, we had two types of off-balance sheet arrangements.

Surety Bonds. Historically, as part of Faneuil’s normal course of operations, certain customers required surety bonds guaranteeing the performance of a contract. During the three months ended June 30, 2022, all the surety bonds were cancelled as the underlying contract was either sold as part of the Faneuil Asset Sale or ended. As such, there were no surety bonds outstanding on June 30, 2022.

Letters of Credit. The Company had letters of credit totaling $3.5 million outstanding on June 30, 2022, which were collateralized with cash deposits totaling $3.6 million, or 103% of the total letters of credit.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with U.S. generally accepted accounting principles, or GAAP, requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We regularly evaluate our estimates and assumptions related to the fair value of assets and liabilities, including intangible assets acquired and allocation of purchase price, useful lives, carrying value and recoverability of long-lived and intangible assets, and revenue recognition. Certain accounting policies are considered "critical accounting policies" because they are particularly dependent on estimates made by us about matters that are inherently uncertain and could have a material impact on our consolidated financial statements. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenue, costs and expenses that are not readily apparent from other sources. The actual results experienced by us may differ materially and adversely from our estimates. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected.

For a complete summary of our critical accounting policies, please refer to “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Form 10-K for the fiscal year ended September 30, 2021, filed with the SEC on December 20, 2021 (“Fiscal 2021 Form 10-K”).

For a complete summary of our significant accounting policies, please refer to “Part IV. Exhibits, Financial Statement Schedules –Note 2. Summary of Significant Accounting Policies,” included in our Fiscal 2021 Form 10-K. There have been no changes to our accounting policies during the three months ended June 30, 2022.

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

Faneuil derives a substantial portion of its revenue from a relatively small number of customers. For additional information regarding Faneuil customer concentrations, see “Part I, Item 1. Financial Statements – Note 5. Concentration Risks.” We expect the largest customers of Faneuil to continue to account for a substantial portion of its total revenue for the foreseeable future. Faneuil has long-standing relationships with many of its significant customers. However, because Faneuil customers generally contract for specific projects or programs with a finite duration, Faneuil may lose these customers if funding for their respective programs is discontinued, or if their projects end and the contracts are not renewed or replaced. The loss or reduction of, or failure to renew or replace, any significant contracts with any of these customers could materially reduce Faneuil revenue and cash flows. Additionally, many Faneuil customers are government entities, which can unilaterally terminate or modify the existing contracts with Faneuil without cause and penalty to such government entities in many situations. If Faneuil does not replace them with other customers or other programs, the loss of business from any one of such customers could have a material adverse effect on its business or results of operations.

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

On June 30, 2022, Faneuil had a significant backlog. Our backlog is typically subject to large variations from quarter to quarter and comparisons of backlog from period to period are not necessarily indicative of future revenue. The contracts comprising our backlog may not result in actual revenue in any particular period or at all, and the actual revenue from such contracts may differ from our backlog estimates. In certain instances, customers may have the right to cancel, reduce or defer amounts that we have in our backlog, which could negatively affect our future revenue. The failure to realize all amounts in our backlog could adversely affect our revenue and gross margins. As a result, Faneuil’s backlog as of any particular date may not be an accurate indicator of our future revenue or earnings.

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

As of April 13, 2022, after giving effect to the application of the net proceeds of the Phoenix Sale and the termination of the Amended PNC Revolver, we have no outstanding indebtedness other than certain convertible promissory notes outstanding. We may incur additional indebtedness in the future, which could have significant effects on our business, including:

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

Our executive officers and directors and their affiliated entities together beneficially owned approximately 51.5% of our outstanding common stock on August 1, 2022. Jess Ravich, our current Chief Executive Officer, beneficially owned approximately 47.1% of our common stock on August 1, 2022. As a result, these stockholders, if they act together or in a block, could have significant influence over most matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions, even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

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

Your share ownership may be diluted by the issuance of additional shares of our common or preferred stock or securities convertible into common or preferred stock in the future. On June 30, 2022, a total of 1,350,000 shares of our common stock are issuable pursuant to outstanding options issued by us at a weighted-average exercise price of $3.50, and 1,610,538 shares of our common stock are issuable pursuant to outstanding warrants at a weighted-average exercise price of $0.56. On June 30, 2022, ALJ had debt that was convertible into 11,158,357 shares of common stock at the discretion of the debt holder. It is probable that options or warrants to purchase our common stock, or debt that is convertible into common stock, will be exercised during their respective terms if the fair market value of our common stock exceeds the exercise price of the particular option or warrant. If the stock options or warrants are exercised, your share ownership will be diluted. Additionally, options to purchase up to 1,435,000 shares of ALJ common stock are available for grant under our existing equity compensation plans on June 30, 2022.

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

Date: August 11, 2022
/s/ Jess Ravich
Jess Ravich
Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2022
/s/ Brian Hartman
Brian Hartman
Chief Financial Officer
(Principal Financial Officer)